Form 10-Q
period 1995-04-30
INTERPHASE CORP
filed 1995-06-12
CIK 728249

- - - -------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1034


For the Quarter Ended April 30, 1995              Commission File Number 0-13071


                             INTERPHASE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                     75-1549797
     (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)


                        13800 SENLAC, DALLAS, TEXAS 75234
                    (Address of principal executive offices)



                                 (214)-919-9000
              (Registrant's telephone number, including area code)

- - - -------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.               Yes  X        No
                                                --

- - - -------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding at June 5, 1995
                 -----                  ---------------------------

   Common Stock, No par value                    4,541,950
- - - -------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------

                             INTERPHASE CORPORATION

                                      INDEX



PART I -FINANCIAL INFORMATION

       Item 1.     Consolidated Interim Financial Statements

                   Consolidated Balance Sheets as of April 30, 1995
                   and October 31, 1994                                        3

                   Consolidated Statements of Operations for the three
                   months and six months ended April 30, 1995 and 1994         4

                   Consolidated Statements of Cash Flows for the six months
                   ended April 30, 1995 and 1994                               5

                   Notes to Consolidated Interim Financial Statements          6

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               7


PART II- OTHER INFORMATION


       Item 4.     Submission of Matters to a Vote of the Security Holders     9

                   Signature                                                  10

                     INTERPHASE CORPORATION

                   CONSOLIDATED BALANCE SHEETS
             (in thousands, except number of shares)



ASSETS                                                            April 30,    October 31,
- - - ------                                                              1995          1994
                                                                 -----------   ------------
                                                                (Unaudited)
Cash and cash equivalents                                           $ 5,049        $ 3,814
Marketable securities                                                 7,804          7,720
Trade accounts receivable, less allowances for uncollectible
     accounts of $243 and $240, respectively                          5,803          5,658
Inventories, net                                                      8,305          6,577
Refundable income taxes                                                   0            219
Prepaid expenses and other current assets                               662            733
Deferred income taxes, net                                              579          1,019
                                                                 -----------   ------------
      Total current assets                                           28,202         25,740

Machinery and equipment                                               9,026         10,801
Leasehold improvements                                                2,728          2,763
Furniture and fixtures                                                  690            648
                                                                 -----------   ------------
                                                                     12,444         14,212
Less-accumulated depreciation and amortization                       (7,679)        (8,918)
                                                                 -----------   ------------
     Total property and equipment, net                                4,765          5,294

Capitalized software, net of accumulated amortization                   578            804
Deferred income taxes, net                                               46             46
Other assets                                                            158             59
                                                                 -----------   ------------

     Total assets                                                   $33,749        $31,943
                                                                 -----------   ------------
                                                                 -----------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                            $ 3,164        $ 3,501
Accrued compensation                                                  1,796          1,463
Income taxes payable                                                    336              0
                                                                 -----------   ------------
     Total current liabilities                                        5,296          4,964

Deferred lease obligations                                              128            130
                                                                 -----------   ------------

     Total liabilities                                                5,424          5,094

Common stock, no par value; 100,000,000 shares authorized;
     4,538,450 and 4,513,230 shares outstanding                      23,621         23,493
Retained earnings                                                     4,755          3,504
Unrealized holding period loss                                          (51)          (148)
                                                                 -----------   ------------

     Total shareholders' equity                                      28,325         26,849
                                                                 -----------   ------------

     Total liabilities and shareholders' equity                     $33,749        $31,943
                                                                 -----------   ------------
                                                                 -----------   ------------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     INTERPHASE CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands except per share amounts)

                           (Unaudited)



   Three Months Ended April 30,                                            Six Months Ended April 30,
 --------------------------------                                       --------------------------------
           1995           1994                                                 1995           1994
      ----------      ---------                                             ---------      ----------
        $11,473         $9,735     Revenues                                  $22,495         $19,030
          5,702          4,972     Cost of sales                              11,304           9,807
      ----------      ---------                                             ---------      ----------

          5,771          4,763     Gross profit                               11,191           9,223

          1,875          1,812     Research and development                    3,575           4,243
          2,061          1,702     Sales and marketing                         3,889           3,648
          1,004            968     General and administrative                  2,071           2,179
             --             --     Provision for strategic realignment            --           1,148
      ----------      ---------                                             ---------      ----------
          4,940          4,482     Total operating expenses                    9,535          11,218
      ----------      ---------                                             ---------      ----------

            831            281     Operating income (loss)                     1,656          (1,995)

            144             60     Interest income                               256             118
             30             (8)    Other, net                                     41               0
      ----------      ---------                                             ---------      ----------

          1,005            333     Income (loss) before income taxes           1,953          (1,877)

            360            114     Provision (benefit) for income taxes          702            (601)
      ----------      ---------                                             ---------      ----------

           $645           $219     Net income (loss)                          $1,251         ($1,276)
      ----------      ---------                                             ---------      ----------
      ----------      ---------                                             ---------      ----------

                                   Net income (loss) per common and
          $0.13          $0.05     common equivalent share                     $0.25          ($0.29)
      ----------      ---------                                             ---------      ----------
      ----------      ---------                                             ---------      ----------

                                   Weighted average common and common
          4,973          4,576     equivalent shares                           4,968           4,477
      ----------      ---------                                             ---------      ----------
      ----------      ---------                                             ---------      ----------


                             INTERPHASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                                    Six Months Ended April 30
                                                                                                   ---------------------------
                                                                                                       1995           1994
                                                                                                   ------------   ------------
Cash flow from operating activities:
  Net income (loss)                                                                                 $    1,251     $   (1,276)
  Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
   Provision for strategic realignment                                                                       -          1,148
   Depreciation and amortization                                                                         1,381          1,688
   Change in assets and liabilities, excluding effect from provision for strategic realignment:
       Trade accounts receivable                                                                          (145)           581
       Inventories                                                                                      (1,728)           (27)
       Refundable income taxes                                                                             219           (604)
       Prepaid expenses and other current assets                                                            71            (23)
       Accounts payable and accrued liabilities                                                           (117)        (1,630)
       Accrued compensation                                                                                333              5
       Income taxes payable                                                                                336             10
   Deferred income taxes payable                                                                           440              -
   Deferred lease obligations                                                                               (2)           (48)
                                                                                                    -----------    -----------
   Net adjustments                                                                                         788          1,100
                                                                                                    -----------    -----------
       Net cash provided (used) by operating activities                                                  2,039           (176)

Cash flows from investing activities:
   Additions to property, equipment and leasehold improvements                                            (737)          (822)
   Additions to capitalized software                                                                      (109)          (169)
   Increase in other assets                                                                                (99)            (8)
   Decrease (Increase) in marketable securities                                                            (84)         1,034
   Change in unrealized holding period loss on marketable securities                                        97              -
                                                                                                    -----------    -----------
       Net cash provided (used) by investing activities                                                   (932)            35

Cash flows from financing activities:

   Increase in common stock                                                                                128            (46)
                                                                                                    -----------    -----------

       Net cash provided (used) by financing activities                                                    128            (46)
                                                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                                                     1,235           (187)

Cash and cash equivalents at beginning of year                                                           3,814          2,703
                                                                                                    -----------    -----------

Cash and cash equivalents at end of period                                                              $5,049         $2,516
                                                                                                    -----------    -----------
                                                                                                    -----------    -----------

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                                              -                5
Taxes refunded                                                                                             237            -



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                             INTERPHASE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 1994.


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE


Net income per common and common equivalent share is computed using the weighted average number of outstanding shares and common equivalent shares. The dilutive impact of outstanding stock options have been considered under the treasury stock method using the greater of the average bid price or closing bid price for the period. In 1994, the impact of outstanding stock options and warrants was antidilutive and therefore, has been excluded from the computation of net loss per share in 1994.

Weighted average common and common equivalent shares:

                                Three Months Ended    Six Months Ended
                                     April 30,            April 30,
                                --------------------------------------

     (IN THOUSANDS)                1995     1994        1995     1994
     --------------                ----     ----        ----     ----
     Outstanding                   4,535    4,576       4,529    4.477
     Stock options                   438     ----         439     ----
                                   -----    -----      ------    ------
          Total                    4,973    4,576      4,968     4,477


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 1995 increased $1,738,000 or approximately 18% to $11,473,000 as compared to $9,735,000 for the same period in 1994. The 21% growth in networking products revenues included 53% growth in FDDI product revenues, partially offset by a 34% decline in older ethernet product revenues. Asynchronous Transfer Mode ("ATM") products represent the fastest growing product line for the Company, although they comprised only approximately 4% of total revenues for the second quarter of 1995. The company recorded its first ATM product revenues during the second quarter of 1994. FDDI revenues approximated 48% of total revenues in the second quarter of 1995. Networking products in total comprised 64% of total revenue for the second quarter of 1995, a slight increase over the same period in 1994. Mass storage product revenues increased approximately 5% in the second quarter of 1995 compared to 1994. The growth in the mass storage product revenues is attributable to the resurgence in SCSI adapter cards revenues, which increased approximately 23%, and more than offset the decline in older storage product revenues during the same period. Mass storage product revenues comprised approximately 30% of total revenues in the second quarter of 1995 compared to
34% of total revenues in the second quarter of 1994.   Geographically, domestic
revenues comprised 87% of consolidated revenues.   European revenues comprised
9% of consolidated revenues in the second quarter of 1995 compared to 16% in the second quarter of 1994.


Revenues for the six months ended April 30, 1995 increased $3,465,000 or 18% to $22,495,000 as compared to $19,030,000 for the same period in fiscal 1994. Revenues from networking products comprised 58% of consolidated revenue for the six month ended April 30, 1995, as compared to 59% of consolidated revenues for
the same period in fiscal 1994.   Revenue from mass storage products were
unchanged, comprising 37% for the six month ending April 30, 1995 and comprising 37% for the same period in fiscal 1994.


The gross margin percentage for the three months ended April 30, 1995 was approximately 50% as compared to approximately 49% during the same period in 1994. The gross margin percentage for the six months ended April 30, 1995 was approximately 50% as compared to approximately 48% during the same period in 1994. The improvement in gross margins are primarily attributable to higher production volumes.


Operating expenses for the three months ended April 30, 1995 were $4,940,000, representing approximately 43% of consolidated revenue, as compared to 46% for
the same period in 1994.    Operating  expenses increased  10% over the same
period in 1994, due primarily to additional volume related selling expenses. Operating expenses for the six months ended April 30, 1995 were $9,535,000, representing approximately 42% of consolidated revenue and decreased $535,000 from the same period in 1994, excluding the provision for strategic realignment recorded in the first quarter 1994. As a percentage of revenues operating expenses for the six months ended April 30, 1995 decreased from 53% in 1994 to 42% in 1995. The decreased spending is primarily the result of cost reduction actions initiated in early 1994.

The company reported a net income of $645,000 for the three months ended April 30, 1995 as compared to $219,000 for the same period in fiscal 1994. The company reported a net income of $1,251,000 for the six months ended April 30, 1995 as compared to a net loss of ($1,276,000) for this same period in fiscal 1994. The increase in profitability in 1995 compared to 1994 is primarily due to higher sales volumes, improved gross margins and lower operating expenses relative to revenue levels. In addition, the six month ended April 30, 1994 included a before tax provision for strategic realignment of $1,148,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash , cash equivalents and marketable securities aggregated $12,853,000 at April 30, 1995, $11,534,000 at October 31, 1994 and $6,977,000 at
April 30, 1994. The improvement in cash position from April 30, 1994 to April 30, 1995 is primarily the result of increased revenues and profitability since the second quarter of 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 22, 1995, The Annual Meeting of Shareholders of Interphase Corporation was held at the Company's office in Dallas, Texas. The following three matters were voted upon and approved at the meeting.

MATTER 1
An election of directors of the Company to serve until the next annual meeting for the Company was held. The following seven individuals were elected as Directors of the Company:

                              Votes Cast            Votes
                                  For             Withheld

Michael E. Cope               3,680,123           252,291
Dale Crane                    3,682,223           250,191
Paul N. Hug                   3,682,223           250,191
Robert H. Lyon                3,648,773           283,641
R. Stephen Polley             3,681,523           250,891
David H. Segrest              3,682,223           250,191
S. Thomas Thawley             3,682,123           250,291

To be elected a director each individual must have received a plurality of all votes cast at the meeting of election of directors.

MATTER 2
Also approved at the meeting by the following vote was a proposal to amend and restate the Company's incentive stock option plan to (i) increase the maximum term for which options, other than incentive options granted to employees who own in excess of 10% of the combined voting power of all classes of the Company's stock, may be granted under the plan to ten years, (ii) allow the grant of nonqualified stock options under the plan, (iii) change the termination date of the plan to November 8, 2004, and (iv) change the name of the plan to Interphase Corporation Amended and Restated Stock Option Plan.

     Votes Cast     Votes Cast                    Brocker
         For         Against       Abstentions    Non-Votes

     3,437,113      445,352        7,600          42,349

Approval of the plan required the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present in person or by proxy at the meeting.

MATTER 3
Also approved at the meeting by the following vote was a proposal to adapt a directors stock option plan for the granting of stock options for up to 500,000 shares of Interphase Common Stock to the Board of Directors of the Company.

     Votes Cast     Votes Cast                    Brocker
         For         Against       Abstentions    Non-Votes
      ---------     ----------     ------------   ---------
     2,608,544      465,452        8,100          850,318

Approval of the plan required the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present in person or by proxy at the meeting.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERPHASE CORPORATION
                                             (Registrant)



Date:  June 9, 1995



                                        /s/ Robert L. Drury

                                        Robert L. Drury
                                        Chief Financial Officer and
                                        Vice President Finance
                                        (Principal Financial and
                                        Accounting Officer)