Form 10-Q
period 1995-07-31
INTERPHASE CORP
filed 1995-09-13
CIK 728249

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1034


For the Quarter Ended July 31, 1995              Commission File Number 0-13071


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

________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    /x/       No

________________________________________________________________________________
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at September 1, 1995
         -----                         --------------------------------

Common Stock, No par value                        4,620,860
--------------------------------------------------------------------------------

                     INTERPHASE CORPORATION

                              INDEX




PART I -FINANCIAL INFORMATION

     ITEM 1.   Colidated Interim Financial Statements

               Consolidated Balance Sheets as of July 31, 1995 and
               October 31,1994                                                 3

               Consolidated Statements of Operations for the three months
               and nine months ended July 31, 1995 and 1994                    4

               Consolidated Statements of Cash Flows for the nine months ended
               July 31, 1995 and 1994                                          5

               Notes to Consolidated Interim Financial Statements              6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition  and Results  of  Operations                          7


PART II- OTHER INFORMATION


               SIGNATURE                                                       9


                               INTERPHASE CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except number of shares)

ASSETS                                                            July 31,      October 31,
                                                                    1995           1994
                                                                 ------------  -----------
                                                                 (Unaudited)
Cash and cash equivalents                                            $2,013       $3,814
Marketable securities                                                 9,082        7,720
Trade accounts receivable, less allowances for uncollectible
     accounts of $241 and $240, respectively                          7,240        5,658
Inventories, net                                                      7,796        6,577
Refundable income taxes                                                              219
Prepaid expenses and other current assets                               976          733
Deferred income taxes, net                                              625        1,019
                                                                     --------    --------
     Total current assets                                            27,732       25,740

Machinery and equipment                                                9,568      10,801
Leasehold improvements                                                 2,787       2,763
Furniture and fixtures                                                   710         648
                                                                    --------      -------
                                                                      13,065      14,212
Less-accumulated depreciation and amortization                        (8,335)     (8,918)
                                                                    --------     --------
     Total property and equipment, net                                 4,730       5,294

Capitalized software, net of accumulated amortization                    495         804
Deferred income taxes, net                                                46          46
Other assets                                                             176          59
                                                                    --------     --------
     Total assets                                                    $33,179     $31,943
                                                                    --------     --------
                                                                    --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                              $2,617      $3,501
Accrued compensation                                                   1,251       1,463
                                                                    --------     --------
     Total current liabilities                                         3,868       4,964

Deferred lease obligations                                               128         130
                                                                    --------     --------
     Total liabilities                                                 3,996       5,094

Common stock, no par value; 100,000,000 shares authorized;
     4,560,540 and 4,513,230 shares outstanding                       23,735      23,493
Retained earnings                                                      5,499       3,504
Unrealized holding period loss                                           (51)       (148)
                                                                    --------      -------
     Total shareholders' equity                                       29,183      26,849
                                                                    --------     --------
     Total liabilities and shareholders' equity                      $33,179     $31,943
                                                                    --------     --------
                                                                    --------     --------



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                 FINANCIAL STATEMENTS.


                               INTERPHASE CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)

                                     (Unaudited)

  Three Months Ended July 31,                                    Nine Months Ended July 31,
------------------------------                                 -----------------------------
      1995          1994                                             1995          1994
    -------       -------                                           -------      -------
    $12,356        $9,986     Revenues                              $34,851      $29,016
      6,273         5,010     Cost of sales                          17,577       14,817
    -------       -------                                           -------      -------
      6,083         4,976     Gross profit                           17,274       14,199

      1,745         1,595     Research and development                5,320        5,838
      2,343         1,903     Sales and marketing                     6,233        5,551
        948           905     General and administrative              3,019        3,084
       -             -        Provision for strategic realignment       -          1,148
    -------       -------                                           -------      -------
      5,036         4,403     Total operating expenses               14,572       15,621
    -------       -------                                           -------      -------
      1,047           573     Operating income (loss)                 2,702       (1,422)

        156            68     Interest income                           412          187
        (37)          (68)    Other, net                                  4          (69)
     ------       -------                                           -------      -------
      1,166           573     Income (loss) before income taxes       3,118       (1,304)
                                                                                       0
        421           184     Provision (benefit) for income taxes    1,123         (417)
    -------       -------                                           -------      -------
       $745          $389     Net income (loss)                      $1,995        ($887)
    -------       -------                                           -------      -------
    -------       -------                                           -------      -------
                              Net income (loss) per common and
      $0.14         $0.08        common equivalent share              $0.38       ($0.20)
    -------       -------                                           -------      -------
    -------       -------                                           -------      -------
                              Weighted average common and common
      5,294         4,658         equivalent shares                   5,264        4,480
    -------       -------                                           -------      -------
    -------       -------                                           -------      -------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                 FINANCIAL STATEMENTS.


                                                       INTERPHASE CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)
                                                                                                     Nine Months Ended July 31
                                                                                                     -------------------------
                                                                                                        1995           1994
                                                                                                     -----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                                                  $ 1,995        $  (887)
  Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
   Provision for strategic realignment                                                                   -            1,148
   Depreciation and amortization                                                                       2,066          2,507
   Change in assets and liabilities, excluding effect from provision for strategic realignment:
       Trade accounts receivable                                                                      (1,582)         1,298
       Inventories                                                                                    (1,218)            93
       Refundable income taxes                                                                           219            787
       Prepaid expenses and other current assets                                                        (244)           127
       Accounts payable and accrued liabilities                                                         (582)        (1,769)
       Accrued compensation                                                                             (212)          (521)
   Deferred income taxes payable                                                                         394            (29)
   Deferred lease obligations                                                                             (2)            19
                                                                                                     --------        -------
   Net adjustments                                                                                    (1,161)         3,660
                                                                                                     --------        -------
       Net cash provided (used) by operating activities                                                  834          2,773

Cash flows from investing activities:
   Additions to property, equipment and leasehold improvements                                        (1,356)          (924)
   Additions to capitalized software                                                                    (139)          (250)
   Decrease (Increase) in other assets                                                                  (117)            21
   Decrease (Increase) in marketable securities                                                       (1,362)          (339)
   Change in unrealized holding period loss on marketable securities                                      97            -
                                                                                                     --------        -------
       Net cash provided  (used) by investing activities                                              (2,877)        (1,492)

Cash flows from financing activities:
   Principal payments on capital lease obligations                                                       -              (90)
   Increase in common stock                                                                              242             39
                                                                                                     -------        -------
       Net cash provided (used) by financing activities                                                  242            (51)
                                                                                                     -------        -------
Net increase (decrease) in cash and cash equivalents                                                  (1,801)         1,230

Cash and cash equivalents at beginning of year                                                         3,814          2,703
                                                                                                     -------        -------
Cash and cash equivalents at end of period                                                           $ 2,013        $ 3,933
                                                                                                     -------        -------
                                                                                                     -------        -------
Supplemental Disclosure of Cash Flow Information
Interest paid                                                                                            -                5
Taxes refunded                                                                                           237            -
Taxes paid                                                                                               1,013          -

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

Weighted average common and common equivalent shares:

                                      Three Months Ended      Nine Months Ended
                                           July 31,               July 31,
                                      -----------------------------------------
     (IN THOUSANDS)                   1995   1994             1995   1994
                                      ----   -----           -----   ----
     Outstanding                      4,550  4,658           4,536   4.480
     Stock options                      744   ----             728    ----
                                      -----  -----           -----   -----
          Total                       5,294  4,658           5,264   4,480
                                      -----  -----           -----   -----

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three months ended July 31, 1995 increased $2,370,000 or approximately 24% to $12,356,000 as compared to $9,986,000 for the same period in 1994. Networking products represented a growth of 24% over the same period in 1994. Which consisted of a 33% growth in FDDI product revenues, partially offset by a 18% decline in older ethernet product revenues. Asynchronous Transfer Mode ("ATM") products continued to grow as compared to the respective quarter in 1994, and comprised approximately 4% of total revenues for the third
quarter of 1995.   FDDI revenues approximated 46% of total revenues in the third quarter of 1995.  Networking products in total comprised 62% of total revenue
for the third quarter of 1995.   Mass storage product revenues increased
approximately 21% in the third quarter of 1995 compared to 1994. The growth in the mass storage product revenues is attributable to the increase in SCSI adapter cards revenues, which increased approximately 32%, and more than offset the decline in older storage product revenues during the same period. Mass storage product revenues comprised approximately 34% of total revenues in the third quarter of 1995, compared to 35% of total revenues in the third quarter of 1994. Geographically, domestic revenues comprised 89% of consolidated revenues. European revenues comprised 7% of consolidated revenues in the third quarter of 1995 compared to 10% in the third quarter of 1994.

Revenues for the nine months ended July 31, 1995 increased $5,835,000 or 20% to $34,851,000 as compared to $29,016,000 for the same period in fiscal 1994. Revenues from networking products comprised 59% of consolidated revenue for the nine months ended July 31, 1995, as compared to 60% of consolidated revenues for the same period in fiscal 1994. Revenue from mass storage products were unchanged, comprising 36% for the nine months ending July 31, 1995 and comprising 36% for the same period in fiscal 1994.

The gross margin percentage for the three months ended July 31, 1995 was approximately 49% as compared to approximately 50% during the same period in 1994. The gross margin percentage for the nine months ended July 31, 1995 was approximately 50% as compared to approximately 49% during the same period in 1994.

Operating expenses for the three months ended July 31, 1995 were $5,036,000, representing approximately 41% of consolidated revenue, as compared to 44% for
the same period in 1994.    Operating  expenses increased 14% over the same
period in 1994, due primarily to expenses associated with reorganizing the European operations, volume related selling expenses and incremental development engineering expenses. Operating expenses for the nine months ended July 31, 1995 were $14,572,000, representing approximately 42% of consolidated revenue excluding the provision for strategic realignment recorded in the first quarter 1994, and increased $99,000 from the same period in 1994. As a percentage of revenues operating expenses for the nine months ended July 31, 1995 decreased from 54% in 1994 to 42% in 1995. The decreased spending relative to sales is primarily the result of cost reduction actions initiated in early 1994 and management's continued focus on controlling operating expenses.

The company reported a net income of $745,000 for the three months ended July 31, 1995 as compared to $389,000 for the same period in fiscal 1994. The company reported a net income of $1,995,000 for the nine months ended July 31, 1995 as compared to a net loss of ($887,000) for this same period in fiscal 1994. The increase in profitability in 1995 compared to 1994 is primarily due to higher sales volumes and lower operating expenses relative to revenue levels. In addition, the nine month ended July 31, 1994 included a before tax provision for strategic realignment of $1,148,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash , cash equivalents and marketable securities aggregated $11,095,000 at July 31, 1995, $11,534,000 at October 31, 1994 and $9,860,000 at
July 31, 1994. The improvement in cash position from July 31, 1994 to July 31, 1995 is primarily the result of increased profitability since the third quarter of 1994. The company expects that its cash, cash equivalents and marketable securities will be adequate to meet foreseeable needs for the next 12 months.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     INTERPHASE CORPORATION
                                                          (Registrant)



Date:  September 12, 1995

                                                     /s/ Robert L. Drury
                                                     ---------------------------


                                                     Robert L. Drury
                                                     Chief Financial Officer and
                                                     Vice President Finance
                                                     (Principal Financial and
                                                     Accounting Officer)