Form 10-K
period 1995-10-31
INTERPHASE CORP
filed 1996-01-26
CIK 728249

_______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                _________________________________________________

                                    FORM 10-K

                ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

 For the Fiscal Year Ended October 31, 1995      Commission File Number 0-13071

                             INTERPHASE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                   75-1549797
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                        13800 SENLAC, DALLAS, TEXAS 75234
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (214) 654-5000

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    /X/       No    / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 4, 1996 was approximately $35,813,463.

           As of January 4, 1996, registrant had outstanding 4,667,703 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: (1) Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held in March 1996 (Part III).

_______________________________________________________________________________

                                     PART I

ITEM 1.   BUSINESS.

INTRODUCTION

Interphase Corporation ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high performance network and mass storage products based on advanced technologies for some of today's most powerful computer systems. Interphase's network and mass storage products include high performance network adapters, and computer network operating system software drivers, Fiber Distributed Data Interface ("FDDI") concentrators, and mass storage controllers. The Company's network products implement high speed networking technologies such as FDDI, Asynchronous Transfer Mode ("ATM"), fast ethernet (both 100 VG-AnyLAN and 100 Base T), as well as the older more established ethernet (10Base T) and Token Right technologies that facilitate the high speed movement of information across computer networks. The Company's mass storage controllers are currently based on Small Computer Systems Interface ("SCSI") technology and in 1996 will include products based upon the emerging high speed Fibre Channel technology to facilitate the movement of data to and from mass storage devices. Fibre Channel can also be used for a high speed interconnect in clustered applications. The Company's products are designed to not only comply with the appropriate open system technical standards but also optimize the performance of the customers network and mass storage environments.

The Company's network adapters and mass storage controllers consist of both hardware and software. The hardware is essentially printed circuit boards which plug into the backplane of a computer and incorporate industry standard bus architectures of the most popular client/server platforms such as VMEbus, Sbus, EISA, NIO, GIO, Micro Channel Architecture and the emerging industry standard PCI bus, as well as input-output front-ends for many performance oriented computer systems. The Company's network adapters support a variety of media including fiber optic cabling and unshielded twisted pair ("UTP") and shielded twisted pair ("STP") copper wire. The Company's software consists of drivers for the most popular client/server operating systems such as Windows NT, Netware, HP-UX, IRIX, O/S2, Solaris, SunO/S, AIX and certain real-time operating systems. In addition the software may include diagnostics, station management ("SMT") and in certain cases off-loads the processing of the protocol stack from the server to the adapter card. The Company's FDDI concentrator products are stand-alone network devices which serve as a single point of connection for multiport local area networks as well as perform certain network traffic management tasks. The mass storage controllers provide a high-speed connection to computer peripheral devices, such as disk drives, tape drives and printers. The Company's products are used in a wide range of computer applications including graphics workstations, high performance work groups, CPU clusters, medical imaging, telephone switching, on-line transaction processing and financial services networks.

With respect to the client/server computer market, the majority of the Company's products have been installed in the server (or "host") as opposed to the client (or "desktop"). This reflects the Company's historical focus on the development of high-performance, fully featured products that are targeted for the most demanding computer networks. Given the recent emergence of more powerful desktop computing environments and a growth in demand for data intensive applications, the Company believes that its strengths in certain network and mass storage technologies will create significantly more opportunities for desktop installations of its products in future years.

The Company believes that its success in gaining significant market share in its selected markets is dependent upon not only the development and manufacturing of high performance, high quality products but also in establishing and maintaining the appropriate distribution channels. The Company has original equipment manufacturer ("OEM") agreements with some of the best known companies in the computer business for its network products and mass storage controllers. The Company's customers include OEM's of computer systems and network switches, systems integrators, value added resellers ("VAR"), distributors and end-users. The Company believes that it must maintain an ongoing synergistic relationship with its customers and demonstrate technology leadership coupled with sophisticated manufacturing and customer support capabilities. The Company's manufacturing and development activities are certified under the ISO 9001 international quality standard. This standard, considered the most comprehensive of the ISO 9000 standards, applies to not only manufacturing quality, but design, development and support quality systems as well. Certain companies in the United States and Europe now require ISO certification of their key suppliers. The Company's headquarters and manufacturing facilities are located at its Dallas, Texas location.

The Company, a Texas corporation, was founded in 1977.


PRODUCT OVERVIEW

The bus structure of a computer system is the pathway over which data flows among the system's components, such as the central processing units ("CPU"), disk or tape drives and network adapters. The bus structure of a computer coordinates the timing and routing of data, as well as defines the system architecture for components which interface with each other. The Company develops and sells products based on high performance bus architectures such as the VMEbus, SBus, EISA bus, Multibus, and the new emerging industry standard PCI
bus.   These bus architectures were developed by computer system manufacturers and are considered "open systems" since certain specifications of the architecture are published. The concept of open systems has gained significant momentum in recent years and has allowed end-users to configure a computing and network environment that incorporates desired technology, features, scalibility and support from a variety of product and service providers.

The CPU of a computer performs basic arithmetic, local memory access and input/output functions for communication with peripheral equipment as well as other functions associated with data transfers within a network such as protocol processing. When commanded by the CPU, a network adapter facilitates the high-speed communication of data among computer systems over a network as well as validates data completeness and integrity. Network adapters also perform varying levels of protocol processing and network management tasks. A network protocol is the set of rules or conventions used to govern the exchange of information between networked nodes or LANs. Most computer applications require immediate access to a greater volume of data than can be stored in the computer's local memory. This necessitates external data storage capacity provided by disk or tape drives. A disk controller directs the data storage and retrieval operations of the disk drive and controls the flow of data between the CPU and disk drive. The disk controller locates and formats the data stored on the disk, performs data validity checking, data error detection and correction and informs the CPU of the status of these operations and of the controller itself. A tape controller performs the same functions as a disk controller but interfaces with a tape drive. Multifunction controllers operate like a disk controller but allow the CPU to access disk drives and tape drives simultaneously.

Intelligent controllers designed by the Company incorporate proprietary firmware (i.e., programs developed by the Company and stored in memory on the product) and software to perform these functions simultaneously and independently from the CPU, which allows the CPU to perform other operations at the same time as network communications, data storage or retrieval occurs.


NETWORK PRODUCTS

Over the past several years the Company has developed a diverse line of network products targeted for the VMEbus, Sbus, MCA and EISA bus marketplace. The majority of these products are sold directly to OEMs but a substantial portion are also sold to VAR's, system integrators, distributors and large end-users. Revenues derived from network products represented approximately 61%, 58% and 53% of revenues during the years ended October 31, 1995, 1994 and 1993, respectively. List prices for these products range from approximately $650 to $25,000.

The Company's products included within this broad grouping can be further divided into board level controller (adapter) products and stand-alone network devices such as the fiberHUB 1600, M800, and M400 FDDI Concentrator.

BOARD LEVEL PRODUCTS-

     FDDI PRODUCT LINE-

FDDI is a stable, standardized, 100Mbit per second technology. Its combination of speed and stability make FDDI ideal for reliable high-performance workgroup connections. FDDI high performance adapters are often used for movement of large graphical images such as color prepress and medical imaging applications. These adapters are also used in enterprise servers for high-demand transaction processing networks in corporate systems.

The V/FDDI 5211 represents a third generation FDDI network adapter from Interphase. This host based product is capable of supporting varying types of media (e.g. fiber or copper) and contains an optical bypass control. It can be used in VME64 systems and is capable of link level or on-board protocol processing. Its RISC-based architecture can be configured for either single or dual attachment to an FDDI network and is available in a 9U or 6U form factor (refers to standard form factors of the printed circuit board).

The V/FDDI 4211 is a second generation FDDI network adapter for VMEbus systems. Its RISC-based architecture can be configured for either single or dual attachment and is available in a 9U form factor as well as a 6U form factor. It also contains an optical bypass switch control.

The S/FDDI 4611 is a high performance FDDI network adapter for SBus systems. It contains many of the same features as the VMEbus FDDI products such as support for various media. The Solaris or SunOS software driver included with this product contains native TCP/IP support and integrated Station Management (SMT).

The E/FDDI 4811 is a high performance FDDI network adapter for EISA bus systems. It provides for full implementation of FDDI Station Management (SMT) on-board, freeing the host CPU to execute applications and upper level protocols.

     ETHERNET AND TOKEN RING PRODUCT LINE-

The V/Ethernet 4207 provides a connection to an ethernet network for VMEbus systems. It is a high performance protocol processor that is capable of data rate transfers of over 30 Mbytes/second.

The V/Ethernet 3207 is considered to be a cost effective controller designed for less complex local area ethernet networks.

The V/Token Ring Owl Is a VMEbus controller for both 4 and 16 Mbits/second Token Ring local area networks. It has an on-board COMMprocessor and is available in either a 6U or 9U form factor.

     FAST ETHERNET (100VG-ANYLAN AND 100BASE-T)-

100VG-AnyLAN is a high performance ethernet LAN standard that supports all of the network design rules and topologies of the popular 10Base-T ethernet and token ring networks. Because of this, it allows organizations to leverage their existing network and cable infrastructures while upgrading to higher transmission speeds.

Interphase is currently shipping the 4622 SBus 100VG-AnyLan adapter, which is the industry's only 100VG product for Sun platforms, as well as the 5022 PMC.

The 100Base-T Standard supports 100Mbps of bandwidth using the 802.3 Ethernet Media Access Control ("MAC") sublayer operating at 100 Mbps instead of 10Mbps. Interphase is currently in development of 100Base-T network adapter, with first product shipments expected in mid 1996.

     ATM PRODUCT LINE-

ATM is the newly emerging, scalable network technology capable of providing enhanced quality of service in managing video, audio and data transmissions compared to other existing network technologies. The scalable capability of ATM allows the deployment of products with data transfer rates of 25 Mb, 51 Mb, 100 Mb, and 622 Mb, based upon the same core technology and operating
within the same network.    ATM will also provide enhanced network management
capabilities and is expected to be suitable for many desktop and server computing environments. This developing industry standard is expected to gain wide acceptance among both network and computer system manufacturers as well as large cable system operations and telecommunications firms (by whom it was initially developed and promoted).  The ATM adapter market is
anticipated to grow rapidly over the next several years.   These adapters can
connect stations over ATM using multimode fiber, single-mode fiber, or Category 5 Unshielded Twisted Pair copper cable.

The 5515 PCI ATM adapter provides full duplex ATM connectivity for most PCI-compliant systems.

The 4615 SBus ATM adapter provides full duplex ATM connectivity for virtually all Sun Sbus platforms.

The 4815 EISA ATM adapter provides full duplex ATM connectivity for many EISA-compliant systems .

The 5215 VME ATM adapter provides full duplex ATM connectivity for SGI Onyz and Challenge systems running the IRIX operating system.

The 4915 GIO ATM adapter provides full duplex ATM connectivity for virtually all Silicon Graphics GIO-based platforms.

The 4515 PMC ATM adapter provides reliable, high performance ATM connectivity for PMC-based systems.

     STAND ALONE NETWORK DEVISES-

The M1600 FDDI Concentrator provides multiport connectivity to an FDDI network. It supports up to 16 master ports and facilitates high speed FDDI networking between a variety of computing devices and across different types of FDDI media including fiber and copper. This device is "hot swappable" meaning that individual modules may be replaced, removed or added without interrupting the entire network. Other fault tolerance features include an external optical bypass control and an optional redundant power supply, making the M1600 well suited for demanding FDDI backbone environments.

The M800 FDDI Concentrator contains many of the same high performance features as the M1600 FDDI Concentrator but is designed for smaller workgroups with large data transfer requirements. It is available in a table top or rack mountable design.

The M400 FDDI Concentrator is a compact, fixed port concentrator ideal for small workgroup cluster. Available in either 4 or 8 port configurations, the M400 provides options for fiber or copper media connectivity and the ability to select managed or unmanaged operations.

MASS STORAGE CONTROLLER PRODUCTS

Revenues derived from mass storage controller products represented approximately 34%, 39% and 47% of consolidated revenues during the years ended October 31, 1995, 1994 and 1993, respectively. The Company's mass storage product line includes products that function in VMEbus, EISA bus and Multibus systems.
During 1995 and 1994 the vast majority of mass storage revenues were derived from SCSI products. Presently, SCSI is the most popular mass storage technology for both desktop and server applications since it is "device independent" whereas many technologies prior to SCSI were not. Device independent refers to the fact that the controller can access and send data to and from a variety of peripheral devices (e.g. disk drives, tape drives or printers). List prices for these products range from approximately $285 to $5,000. Historically, the primary market for these products has been computer system OEM's.

The V/SCSI-2 4220 is designed for VMEbus and VME64 systems. It complies with the industry standard SCSI-2 interface. It also contains two channels that support up to 14 SCSI-1 or SCSI-2 devices. It is capable of data rates of up to 10 MBytes/second in the synchronous mode and 5 MBytes/second in the asynchronous mode. This product is available in either a 6U or 9U form factor.
Additionally, an optional daughter card is available which allows for a connection to an Ethernet network. The incorporation of an Ethernet daughter card with a SCSI adapter in this manner utilizes only one slot in a computer backplane.

The V/SCSI 4210 is a high performance dual channel SCSI host adapter for VMEbus applications. It supports up to seven SCSI devices per channel and can be configured with one or two independent SCSI channels. By utilizing the BUSpacket Interface it can provide transfer rates of up to 5 MBytes/second in synchronous mode and up to 1.5 MBytes/second in the asynchronous mode. This product is available in either a 6U or 9U form factor.

Fibre Channel is the new, emerging high bandwidth architecture used for concurrent communications among computers and peripheral devices. It is 10 to 250 times faster than existing technologies, including SCSI, capable of transmitting at rates of one gigabit per second simultaneously in both directions. This kind of performance is a practical necessity when sizable files containing x-rays or MRI scans are retrieved from a storage device. Fibre Channel can also operate over distances up to 10 km. For disaster recovery purposes it is an ideal technology for backing up mission critical data to mass storage device at a secure remote location. The Company will introduce its first Fibre Channel products during 1996.


RESEARCH AND NEW PRODUCT DEVELOPMENT

The markets for the Company's products are characterized by rapid technological development, evolving industry standards, frequent new product introductions and relatively short product life cycles. The Company's success is substantially dependent upon its ability to anticipate and react to these changes, maintain its technological expertise, expand and enhance its product offerings in existing technologies, and to develop in a timely manner new products in emerging technologies, such as ATM-based networking, which achieve market acceptance. The Company believes it must offer products to the market which not only meet ever-increasing performance and quality standards, but also provide compatibility and interoperability with products and architectures offered by various computer and network systems vendors.
The continued utility of the Company's products can be adversely affected by products or technologies developed by others.

The Company has been engaged in the development of new products and the refinement of its existing products since its inception. Interphase has been active in the formulation of industry standards sanctioned by groups such as the IEEE and ANSI and is a member of the ATM Forum, VME International Trade Association (VITA), Fibre Channel Association, RAID Advisory Board, PCI Bus Consortium, Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, University of New Hampshire FDDI Interoperability Lab, FC-Open (Fibre Channel) Consortium, and ANTC Consortium for FDDI interoperability testing.

During 1995, the Company has applied the majority of its engineering development resources to products for the emerging ATM market. This network technology provides for the integration of voice, video and data transmission in local area networks and wide area networks, significant improvements in network manageability, and scalability of speed from 25 mega bits per second ("Mbps") to 51, 100, 155 and 622 Mbps. This focus has resulted in a number of accomplishments by the Company including: the introduction of over 25 ATM network interface cards during 1995, its PCI ATM adapter card being selected as one of three finalist for "Best of Show" at the Spring 1995 Networld/Interop show, the announcement of the industry's lowest priced ATM card in February 1995, and the joint announcement with Bay Networks of the first complete, standards based, open ATM solution in December 1994.

During fiscal 1995, the Company has continued to introduce new FDDI products, including PCI, GIO, and Sbus FDDI adapter cards and the M400 low cost four or eight port FDDI concentrator with copper or fiber connectivity and optional SNMP management. The Company also introduced the industry's first Sbus 100 VG-AnyLAN adapter and is developing the Company's first Fibre Channel mass storage controller for introduction in 1996.

During the three years in the period ended October 31, 1995, the Company's research and development expenses were approximately $7,327,000, $7,862,000 and $8,772,000, respectively. The decrease in absolute spending in 1995 and 1994 is the result of certain cost reduction actions which are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this document. At October 31, 1995, the Company had approximately 51 employees engaged in research and product development activities on a full-time basis.


MARKETING AND CUSTOMERS

The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During the year ended October 31, 1995, sales to Pyramid Corporation accounted for $7,039,000 or
15% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During the year ended October 31, 1994, two customers accounted for more than 10% of consolidated revenues, Sequent Computer and Motorola Systems, with revenues of $4,125,000 and $4,082,000, respectively, each of which equaled approximately 10% of consolidated revenues. During the year ended October 31, 1993, sales to Siemens Nixdorf Information Systems were $4,517,000 or 12% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenuers.

In 1989, Motorola purchased 660,000 shares of common stock of the Company at a price of $11.00 per share. In addition, Motorola received warrants to purchase an additional 660,000 shares of common stock at an exercise price of $15.40 per share. The warrants are exercisable only upon the occurrence of certain events, including (i) a change of control of the Company or (ii) Motorola's purchase of the Company's products achieving certain levels. The warrants expire in March 1996 and contain certain antidilution provisions. Sales to Motorola approximated 6%, 10% and 8% of the Company's revenues for the years ending October 31, 1995, 1994 and 1993, respectively.

The Company markets its products through its own sales organization and, to a lesser extent, through a network of independent sales representatives. In addition to the Company's headquarters in Dallas, Texas, the Company has sales offices located in or near Santa Clara, California; Boston, Massachusetts; Portland, Oregon; Phoenix, Arizona; Minneapolis, Minnesota; Nashua, New Hampshire; Tokyo, Japan; and London, England. The Company's sales personnel market products directly to key customers as well as support the sales representative network. During 1995, the Company has been successful in establishing new alliances with key computer and network switch OEM's for its ATM products, including Bay Networks, UB Networks, NEC, Agile Networks, and Hewlett Packard. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Anixter, Fuji-Xerox, Gates/Arrow and Westcon.

Interphase emphasizes its extensive product support, training and field support to its customers. The Company's products are generally sold with a one year warranty covering components and labor. After the expiration of the warranty period, support services are generally provided by the Company for a stated flat fee.

European sales in fiscal 1995, 1994 and 1993 accounted for approximately $3,818,000 or 8% of consolidated revenues, $6,277,000 or 16% of total revenues
and $9,801,000 or 25% of total revenues, respectively.   The Company believes
these declines are attributable to certain product development and marketing strategies taken by the Company's European customer base which resulted in fewer business opportunities for the Company as well as the persistent and continuing general economic weakness in many European economies. In addition certain of the Company's U.S. customers purchase and integrate products in the U.S., then sell directly into the European markets and have been increasing market share in Europe during these time frames. In the latter part of fiscal 1995 the Company reorganized its European operations with the anticipation that European sourced revenues will begin to reverse the recent downward trend during 1996.

The Company and its customers generally enter into written agreements specifying, among other items standard in commercial agreements, product specifications, failure rates, shipping requirements, shipment rescheduling terms, price/volume schedules and manufacturer warranties. Substantially all of these agreements do not contain determinable purchase commitments of the customers, providing instead that actual purchase and shipments of products be made by specific purchase order. Accordingly, any shipment rates stated in such contracts are subject to rescheduling and/or cancellation, and therefore are not indicative of the future purchase orders to be submitted by such customer. In addition, the actual terms of the contracts tend to be modified in the ordinary course of business by means of subsequent purchase order terms and by course of dealing.

The Company does not believe that the level of backlog of orders is either material or indicative of future results, since its contracts are subject to revision through subsequent purchase orders and since its customers are generally permitted to cancel purchase orders, within certain parameters, prior to shipment without penalty.

The majority of the Company's sales are to OEMs with payment terms typically being net 30-45 days from date of invoice.


MANUFACTURING AND SUPPLIES

All manufacturing operations are currently conducted at the Company's headquarters in Dallas, Texas. The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

The Company uses sole-sourced, internally designed, applications specific integrated circuits ("ASIC") on most of its products as well as standard off-the shelf items presently available from two or more suppliers. Historically the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand, and the Company believes that it has good relations with its vendors. However, during the latter part of fiscal 1995, the Company began to experience difficulty in the timely delivery of a certain ASIC from a vendor with whom the Company has had a long standing relationship. The Company believes this problem arose in part because of the significant increase in worldwide demand for semiconductor components during 1995 as well as the vendor's production problems associated with the transfer of this particular ASIC from one production facility to another. Should this shortage continue or other shortages occur the Company's revenue levels would likely be adversely affected and, potentially, relationships with its customers could be impaired.

The Company generally does not manufacture products to stock in finished goods inventory, as substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company does not have any material requirements to maintain significant inventories or other working capital items.

INTELLECTUAL PROPERTY AND PATENTS

While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate technological changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products. The Company does not currently hold any patents relative to its current product lines. Instead, the Company relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company's products. Further, the laws of some countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States. Finally, the Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features capable of protection.

The Company is also subject to the risk of litigation alleging infringement of third party intellectual property rights. Infringement claims could require the Company to expend significant time and money in litigation, pay damages, develop non-infringing technology or acquire licenses to the technology which is the subject of asserted infringement.

The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate software into its product line thereby increasing its functionality, performance and interoperability.

EMPLOYEES

At October 31, 1995, the Company had 193 full-time employees, of which 76 were engaged in manufacturing and quality assurance, 51 in research and development, 35 in sales, sales support, service and marketing and 31 in general management and administration.

The Company's success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The Company does not maintain life insurance policies on its key employees and, except for a few executive officers, does not have employment agreements with key employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is intense.

None of the Company's employees are covered by a collective bargaining agreement and there have been no work stoppages. Additionally, the Company considers its relationship with its employees to be good.

COMPETITION

The computer network industry is intensely competitive and is significantly affected by product introductions and market activities of industry participants. The Company expects substantial competition to continue. The Company's competition includes vendors specifically dedicated to the mass storage controller and computer network product markets. Traditionally the Company's major OEM customers have chosen not to manufacture adapters for their products or do not manufacture sufficient quantities or types of controllers to meet their needs. Increased competition could result in price reductions, reduced margins and loss of market share.

Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources and larger installed bases than the Company. Several of the Company's competitors have been acquired by major networking companies. These acquisitions are likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. The Company believes that it has been able to compete as a result of its perceived technological leadership within the Company's market segment and its reputation for high product performance.


ITEM 2.   PROPERTIES.

The Company leases a 96,000 square foot facility located in Farmers Branch, Texas, a suburb of Dallas. The facility includes approximately $2.8 million in leasehold improvements that were made by the Company. The lease, inclusive of renewal options, extends through 2009. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations.
Such equipment consists primarily of engineering equipment, manufacturing and test equipment, and fixtures.


ITEM 3.   LEGAL PROCEEDINGS.

On January 22, 1996, the Company filed a lawsuit in the 160th Judicial District Court of Texas against Rockwell International Corporation and related parties seeking damages for breach of contract in connection with a proposed acquisition by the Company of a division of Rockwell. The Company is unable to predict with any certainty the outcome of this litigation. Also See Note 8 of the notes to consolidated financial statements of this document entitled "Acquired Product Rights". Other than the foregoing, there are no other legal proceedings, pending or threatened, against the Company that, in management's opinion, could have a material effect on the Company's financial position or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Since January 1984 shares of the Company's common stock have been traded in The Nasdaq Stock Market under the symbol INPH. The following table summarizes its high and low price for each fiscal quarter during 1995 and 1994 as reported by Nasdaq.

          FISCAL 1995:             HIGH              LOW
          ------------             ----              ---
            First quarter        $12 3/4           $ 8 1/2
            Second quarter        12 3/8             8 3/8
            Third quarter         17 3/4             9 3/4
            Fourth quarter        17 1/2            10 1/2


          FISCAL 1994:
          ------------

            First quarter        $ 5 3/4           $ 3 5/8
            Second quarter         6                 4 1/8
            Third quarter          7                 5
            Fourth quarter        12 3/4             5 1/4


As of January 4, 1996, the Company had  111 record owners of its common stock.

The Company has not paid dividends on its Common Stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

ITEM 6.   SELECTED FINANCIAL DATA.


STATEMENT OF OPERATIONS DATA:
FOR THE YEAR ENDED OCTOBER 31,
(In thousands, except per share data)      1995       1994         1993         1992        1991
                                     -------------------------------------------------------------
Revenues                                 $47,368     $40,303      $38,496      $44,258     $40,186

Gross profit                              23,547      20,066       18,764       24,142      23,125

Research and development                   7,327       7,862        8,772        9,180       6,434

Sales and marketing                        8,583       7,599        9,087        8,337       7,681

General and administrative                 4,004       4,146        4,847        4,380       4,441

Special charges                                -       1,148        2,447            -           -

Operating income (loss)                    3,633        (689)      (6,389)       2,245       4,569

Other, net                                   589         278          404          592          30

Income (loss) before income tax            4,222        (411)      (5,985)       2,837       4,599
                                          ------       ------     -------       ------      ------

Net income (loss)                         $2,759       $(280)     $(4,201)      $1,787      $3,107
                                          ------       ------     -------       ------      ------
                                          ------       ------     -------       ------      ------
Net income (loss) per share                $0.55      $(0.06)      $(0.94)       $0.39       $0.77

Weighted average number of common          5,051       4,484        4,472        4,592       4,033
 and common equivalent shares


BALANCE SHEET DATA:
OCTOBER 31,

Working capital                          $24,328     $20,776      $19,053      $21,796     $22,208

Total assets                              35,430      31,943       32,339       36,468      34,065

Total liabilities                          5,019       5,094        5,239        5,240       4,740

Shareholders' equity                      30,411      26,849       27,100       31,228      29,325

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.



CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGE OF REVENUES



                                           YEAR ENDED OCTOBER 31,
                                         1995      1994      1993
                                         -------------------------
Revenues                                 100.0%    100.0%    100.0%
Cost of sales                             50.3      50.2      51.3
                                         -------------------------
Gross profit                              49.7      49.8      48.7

Research and development                  15.4      19.5      22.8
Sales and marketing                       18.1      18.9      23.6
General and administrative                 8.5      10.3      12.6
Provision for strategic realignment        -         2.8       3.0
Loss on acquired product rights            -         -         3.3
                                         -------------------------

Operating income (loss)                    7.7      (1.7)    (16.6)
                                         -------------------------

Interest income                            1.2        .8       1.2
Other, net                                 -         -         (.2)
                                         -------------------------

Income (loss) before income taxes          8.9       (.9)    (15.6)

Provision (benefit) for income taxes       3.1       (.3)     (4.7)
                                         -------------------------

Net income (loss)                          5.8%      (.6)%   (10.9)%
                                         -------------------------
                                         -------------------------


RESULTS OF OPERATIONS

REVENUES: Total revenues in 1995 were $47,368,000 as compared to $40,303,000 in 1994 and 38,496,000 in 1993. This represents a growth in revenues of 18% from 1994 to 1995. The improvement in revenues was led by a 33% increase in sales of the Company's FDDI (Fiber Distributed Data Interface) product line, a 9% increase in SCSI products and partially offset by a decrease of 17% in sales of older ethernet products. FDDI revenues approximated 45% of total revenues in 1995, SCSI 33% and ethernet 12%. Asynchronous Transfer Mode ("ATM") products were 4% of total revenues in 1995 and reflected the fastest rate of growth throughout the year. Networking products in total comprised 61% of total revenues for 1995, while mass
storage product revenues approximated 34% of total revenue.   North American
revenues grew 29%, Pacific Rim revenues grew 15%, and European revenues declined 40% compared to 1994 The increase in revenue from 1993 to 1994 was $1,807,000, which represents a growth of approximately 5%. This growth is due primarily to a 44% increase in revenue from the Company's FDDI product largely offset by declines in ethernet and to a lesser extent by SCSI product revenues. In 1994 FDDI revenues approximated 39% of total revenues, SCSI
36%, Ethernet 17% and ATM 1%.  In 1994 network products in total comprised
58%, and mass storage product revenues approximated 39%, of total revenues.

COST OF SALES: Cost of Sales expressed as a percentage of revenues was 50%, 50% and 51% for the years ended October 31, 1995, 1994 and 1993, respectively. In 1995, the FDDI and SCSI products experienced slightly lower cost of sales as a percentage of revenues compared to 1994, due primarily to product mix changes. Ethernet cost of sales as a percentage of revenues in 1995 was unchanged from 1994, and ATM cost of sales as a percentage of revenues continued to be very high, typical of a first year technology. In 1994, the cost of sales as a percentage of revenues declined compared to 1993 by 1% due to cost reduction actions described more fully below in "Special Charges" and the positive impact of higher production volumes. In 1996, the overall cost of sales as a percentage of revenues is expected to increase due to the anticipated growth of ATM products.

RESEARCH AND DEVELOPMENT:   The Company's investment in the development of new
products through research and development was $7,327,000, $7,862,000 and $8,772,000 in 1995, 1994, and 1993, respectively. As a percentage of revenue, research and development expenses were 16%, 20% and 23% for 1995, 1994, and 1993, respectively . The decrease in absolute spending in 1995 and 1994 is a deliberate focus by the Company to expend resources more effectively, and the cost reduction actions taken in 1994. The Company has continued to focus its developmental efforts on ATM and FDDI products. As a percent of revenue research and development expense are expected to remain essentially flat for 1996, as compared to 1995.

SALES AND MARKETING: Sales and marketing expenses were $8,583,000, $7,599,000 and $9,087,000 in 1995, 1994, and 1993, respectively. As a percentage of revenue, sales and marketing expenses were 18%, 19% and 24% for 1995, 1994, and 1993, respectively. The increase in spending from 1994 to 1995 is primarily related to the increase in revenues over 1994. The decrease in absolute spending from 1993 to 1994 is due to cost reduction actions taken in 1994.

SPECIAL CHARGES: In the first quarter of 1994 the Company recorded a $1,148,000 provision for strategic realignment related to a 15% reduction in workforce, consolidation of the California engineering activities to Dallas and the write-off of nonproductive assets. This cost reduction initiative followed a similar action taken in the third quarter of 1993 when the Company recorded a $1,172,000 charge also related to a similar reduction in workforce and the write-off of nonproductive assets. Each of these actions were implemented as part of a strategy to regain profitable quarterly financial performance by adjusting spending to near-term revenue expectations while preserving the Company's key strengths. These two efforts have been referred to throughout as the "cost reduction actions". Finally, in the third quarter of 1993, the Company recorded a $1,275,000 loss associated with the write-off of certain acquired product rights from Intellectual Systems, Inc. This matter has resulted in litigation and is discussed further in Note 8 to the Consolidated Financial Statements.

GENERAL AND ADMINISTRATIVE:   The expenses for general and administrative were
$4,004,000, $4,146,000 and $4,847,000 in 1995, 1994, and 1993, respectively. As a percentage of revenue, general and administrative expenses were 9%, 10% and 13% for 1995, 1994, and 1993, respectively. The decreases in spending in both 1995 and 1994 were a result of cost reduction actions as discussed above.

INTEREST INCOME: Interest Income was $586,000, $309,000 and $463,000 in 1995, 1994, and 1993, respectively. The increase in interest income for 1995 compared to 1994 is related to the increase in funds available for investment. The decrease in interest income in 1994 is due to a decline in funds available for investment and a one-time gain that was recognized in 1993 for the early liquidation of certain marketable securities that had increased in value as a result of the change in market interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES: The Company's provision for income taxes in 1995, 1994, and 1993 is made up of the federal statutory rate of 34% as well as a provision for state and foreign taxes paid but not available for credit in the United States. Therefore the rate is slightly higher than 34%.

NET INCOME (LOSS): The net income for the Company was $2,759,000 in 1995, compared to a net loss of $280,000 in 1994 and a net loss of $4,201,000 in 1993. 1995 profit is a result the 18% growth in revenues while, maintaining a gross margin of 50% and reducing operating expenses by 4% from 1994, resulting in a net income as a percentage of revenues of approximately 6%. The decrease in net loss from 1993 to 1994 is attributable to the reduction in normal operating expenses resulting from the cost reduction actions as discussed above.

ADOPTION OF ACCOUNTING STANDARDS: Effective November 1, 1993, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax law. As permitted by the Statement, prior year financial statements have not been restated and the result of the change was not material to the Consolidated Financial Statements.

On November 1, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the requirements of the Statement, the Company has determined that all of its marketable securities should be classified as "available-for-sale" securities and reported at fair value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity, net of related deferred taxes. The Company's results of operations will continue to include earnings from such securities as calculated on a yield-to-maturity basis.

RECENTLY ISSUED ACCOUNTING POLICIES: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121; "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have any material effect on the consolidated financial statements of the Company.

In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement becomes effective for the Company in fiscal year 1997. This statement requires companies to provide additional disclosures related to employee stock-based compensation plans, or allows companies to change the accounting for compensation expense associated with its stock-based compensation. The Company has not yet determined the impact, if any, on the results of operations of the Company due to adoption of this statement.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated $12,686,000, and $11,534,000 and $8,291,000 at October 31, 1995, 1994, and
1993, respectively. The increase of $1,152,000 in 1995 was primarily due to the level of profitability in 1995 partially offset by the growth in accounts receivable and inventories, both a refection of the growth of the business during the year. Expenditures for equipment and purchased software were
nearly the same as depreciation and amortization expenses in 1995.   From
1993 to 1994 the increase in cash, cash equivalents and marketable securities was $3,243,000. This increase is the result of generating $4,575,000 in cash from operations coupled with a reduction in capital outlays of over 40% from the prior year, pursuant to the cost reductions actions implemented in early 1994. Expenditures for equipment and purchased software were $2,728,000, $1,492,000 and $2,777,000 in 1995, 1994 and 1993, respectively. The Company expects that its cash, cash equivalents and marketable securities will be adequate to meet foreseeable needs in 1996. At October 31, 1995, the Company had no material commitments to purchase capital assets. The Company's only significant long-term obligation is its operating lease on its Dallas facility. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 (a) below.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS

See information regarding the Directors and nominees for director under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held in March 1996, which is incorporated herein by reference.


EXECUTIVE OFFICERS

As of January 4, 1996, the executive officers of the Company, their respective ages, positions held and tenure as officers are listed below:

                                                                          EXECUTIVE
                                                                         OFFICERS OF
                                                                         THE COMPANY
       NAME              AGE  POSITION(S) HELD WITH THE COMPANY             SINCE
       ----              ---  ---------------------------------          -----------
R. Stephen Polley        45   Chairman, Chief Executive Officer,             1993
                              Chief Operating Officer and President

Robert L. Drury          48   Chief Financial Officer,                       1992
                              Vice President of Finance and Treasurer

James C. Gleason         35   Vice President of Sales and Operations         1992

Ernest E. Godsey         48   Vice President of Business Development         1992

Paula E. D. Jandura      43   Vice President of Administration               1992

John E. Tuder            37   Vice President of Engineering                  1995


R. STEPHEN POLLEY joined the company as President and Chief Operating Officer in November 1993 and was elected a director by the Board of Directors in November 1993. In June 1994, Mr. Polley was named Chief Executive Officer of the Company and appointed Chairman of the Board of Directors. From August 1992 to February 1993, Mr. Polley acted as a consultant in strategic and management matters and as a director for Computer Automation, Inc. Computer Automation provided various products and services for use in facsimile management systems,
minicomputers and microcomputers.   From 1987 to April 1992, Mr. Polley served
as President, Chief Executive Officer and a director of Intellicall, Inc., a diversified supplier of telecommunications products and services including private pay telephones and microprocessor-based automated operator systems.

ROBERT L. DRURY joined the company as Vice President of Finance and Chief Financial Officer in December 1992. In June 1994, Mr. Drury was also named Treasurer for the Company. From 1988 through 1992, Mr. Drury was Chief Financial Officer of the Ben Hogan Company, a manufacturer of golf related products.

JAMES C. GLEASON joined the company in 1986 as Manufacturing Operations Manager. Since that time he has served as Vice President of Sales and Marketing (1993), Vice President of Operations (1992) and Vice President of Manufacturing (1988).

ERNEST E. GODSEY joined the company as Vice President of Business Development in December 1992. From October 1991 through December 1992, Mr. Godsey was Vice President of Engineering and Marketing for Mizar, Inc., a supplier of various products for the microcomputer OEM marketplace. From 1986 through October 1991, Mr. Godsey was employed by the Company in various marketing capacities, the last being that of Vice President of Marketing.

PAULA E. D. JANDURA has served as Vice President of Administration since 1986.

JOHN E. TUDER joined the company as Vice President of Engineering in 1995. Prior to joining Interphase Mr. Tuder was Director of Product Development for the Broadband Products Division of DSC Communications Corporation, from 1993 through 1995, and prior to that with Intergraph in Huntsville, Alabama, from 1980 through 1993.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is in the Proxy Statement for the Annual Meeting of Shareholders to be held in March 1996, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information required by this Item is in the Proxy Statement for the Annual Meeting of Shareholders to be held in March 1996, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is in the Proxy Statement for the Annual Meeting of Shareholders to be held in March 1996, which is incorporated herein by reference.

                                   PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.


(a)  (i)  and (ii)  Financial Statements and Schedules.

Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.


     (iii)   Exhibits.

Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed during the period covered by this report.


(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed by the Registrant during the quarter ended October 31, 1995.

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



Report of Independent Public Accountants -
     ARTHUR ANDERSEN LLP                                         F-2

Consolidated Balance Sheets - October 31, 1995 and 1994          F-3

Consolidated Statements of Operations - Years Ended
     October 31, 1995, 1994 and 1993                             F-4

Consolidated Statements of Shareholders' Equity - Years Ended
     October 31, 1995, 1994 and 1993                             F-5

Consolidated Statements of Cash Flows - Years Ended
     October 31, 1995, 1994 and 1993                             F-6

Notes to Consolidated Financial Statements                       F-7 to F-15

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Interphase Corporation:

We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiary as of October 31, 1995 and 1994, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiary as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective November 1, 1993, the Company changed its method of accounting for certain debt and equity securities.

                              ARTHUR ANDERSEN LLP



Dallas, Texas
December 4, 1995

                            INTERPHASE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ASSETS                                                             OCTOBER 31,  OCTOBER 31,
------                                                                1995         1994
                                                                   ----------   ----------
Cash and cash equivalents                                           $ 3,320      $ 3,814
Marketable securities                                                 9,366        7,720
Trade accounts receivable, less allowances for uncollectible
     accounts of $238 and $240, respectively                          7,521        5,658
Inventories, net                                                      7,486        6,577
Refundable income taxes                                                 -            219
Prepaid expenses and other current assets                               957          733
Deferred income taxes, net                                              594        1,019
                                                                    -------      -------
     Total current assets                                            29,244       25,740
                                                                    -------      -------
Machinery and equipment                                              10,920       11,137
Leasehold improvements                                                2,758        2,763
Furniture and fixtures                                                  351          312
                                                                    -------      -------
                                                                     14,029       14,212
Less-accumulated depreciation and amortization                       (8,820)      (8,918)
                                                                    -------      -------
     Total property and equipment, net                                5,209        5,294
                                                                    -------      -------
Capitalized software, net of accumulated amortization                   524          804
Deferred income taxes, net                                              301           46
Other assets                                                            152           59
                                                                    -------      -------
     Total assets                                                   $35,430      $31,943
                                                                    -------      -------
                                                                    -------      -------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued liabilities                            $ 3,193      $ 3,501
Accrued compensation                                                  1,357        1,463
Income taxes payable                                                    366          -
                                                                    -------      -------
     Total current liabilities                                        4,916        4,964
Deferred lease obligations                                              103          130
                                                                    -------      -------
     Total liabilities                                                5,019        5,094

Common stock, no par value; 100,000,000 shares authorized;
     4,661,303 and 4,513,230 shares outstanding                      24,177       23,493
Retained earnings                                                     6,263        3,504
Unrealized holding period loss                                          (29)        (148)
                                                                    -------      -------
     Total shareholders' equity                                      30,411       26,849
                                                                    -------      -------
     Total liabilities and shareholders' equity                     $35,430      $31,943
                                                                    -------      -------
                                                                    -------      -------



The accompanying notes are an integral part of these consolidated financial statements.

                            INTERPHASE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED OCTOBER 31,
                                                  ---------------------------------
                                                    1995         1994         1993
                                                  -------      -------      -------
Revenues                                          $47,368      $40,303      $38,496
Cost of sales                                      23,821       20,237       19,732
                                                  -------      -------      -------
Gross profit                                       23,547       20,066       18,764
                                                  -------      -------      -------
Research and development                            7,327        7,862        8,772
Sales and marketing                                 8,583        7,599        9,087
General and administrative                          4,004        4,146        4,847
Provision for strategic realignment                   -          1,148        1,172
Loss on acquired product rights                       -            -          1,275
                                                  -------      -------      -------
   Total operating expenses                        19,914       20,755       25,153
                                                  -------      -------      -------
Operating income (loss)                             3,633         (689)      (6,389)

Interest income                                       586          309          463
Other, net                                              3          (31)         (59)
                                                  -------      -------      -------
Income (loss) before income taxes                   4,222         (411)      (5,985)

Provision (benefit) for income taxes                1,463         (131)      (1,784)
                                                  -------      -------      -------
Net income (loss)                                 $ 2,759      $  (280)     $(4,201)
                                                  -------      -------      -------
                                                  -------      -------      -------
Net income (loss) per common and
   common equivalent share                        $  0.55      $ (0.06)     $ (0.94)
                                                  -------      -------      -------
                                                  -------      -------      -------
Weighted average common and common
   equivalent shares                                5,051        4,484        4,472
                                                  -------      -------      -------
                                                  -------      -------      -------


The accompanying notes are an integral part of these consolidated financial statements.

                             INTERPHASE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK                   UNREALIZED
                                                   -----------------    RETAINED      HOLDING
                                                   SHARES    AMOUNT     EARNINGS    PERIOD LOSS    TOTAL
                                                   ------    -------   ----------   -----------   -------
Balance at October 31, 1992                         4,464    $23,243    $ 7,985        $  -       $31,228

 Option exercises,  including related tax benefit      13         73                      -            73
 Net Loss                                             -          -       (4,201)          -        (4,201)
                                                    -----    -------    -------        -----       -------
Balance at October 31, 1993                         4,477     23,316      3,784           -        27,100
                                                    -----    -------    -------        -----       -------
 Option exercises,  including related tax benefit      36        177        -             -           177

 Unrealized holding period loss                       -          -          -           (148)        (148)

 Net loss                                             -          -         (280)          -          (280)
                                                    -----    -------    -------        -----       -------
Balance at October 31, 1994                         4,513     23,493      3,504         (148)       26,849
                                                    -----    -------    -------        -----       -------
 Option exercises,  including related tax benefit     148        684        -             -            684

 Unrealized holding period gain                       -          -          -            119           119

 Net income                                           -          -        2,759           -          2,759
                                                    -----    -------    -------        -----       -------
Balance at October 31, 1995                         4,661    $24,177    $ 6,263        $ (29)      $30,411
                                                    -----    -------    -------        -----       -------
                                                    -----    -------    -------        -----       -------


The accompanying notes are an integral part of these consolidated financial statements.

                            INTERPHASE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                         YEAR ENDED OCTOBER 31,
                                                                                                    -----------------------------
                                                                                                      1995       1994        1993
                                                                                                    -------    -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                 $ 2,759    $  (280)    $(4,201)
                                                                                                    -------    -------     -------
  Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
   Loss on acquired product rights                                                                      -          -         1,275
   Provision for strategic realignment                                                                  -        1,148       1,172
   Depreciation and amortization                                                                      2,814      3,189       3,069
   Change in assets and liabilities, excluding effect from provision for strategic realignment and loss on acquired product rights:
       Trade accounts receivable                                                                     (1,863)       187       2,924
       Inventories                                                                                     (909)      (195)     (1,199)
       Refundable income taxes                                                                          219      1,630      (1,849)
       Prepaid expenses and other current assets                                                       (224)       285        (307)
       Accounts payable and accrued liabilities                                                         (28)      (746)        (70)
       Accrued compensation                                                                            (106)      (221)       (174)
       Income taxes payable                                                                             366        -          (267)
   Deferred income taxes                                                                                170       (446)       (405)
   Deferred lease obligations                                                                           (27)        24          30
                                                                                                    -------    -------     -------
   Net adjustments                                                                                      412      4,855       4,199
                                                                                                    -------    -------     -------
       Net cash provided (used) by operating activities                                               3,171      4,575          (2)
                                                                                                    -------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment and leasehold improvements                                       (2,501)    (1,114)     (2,246)
   Additions to capitalized software                                                                   (227)      (378)       (531)
   Decrease (increase) in other assets                                                                  (93)       221        (232)
   Decrease (increase) in marketable securities                                                      (1,528)    (2,280)        (25)
                                                                                                    -------    -------     -------
       Net cash used by investing activities                                                         (4,349)    (3,551)     (3,034)
                                                                                                    -------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                                                      -          (90)        (88)
   Increase in common stock                                                                             684        177          73
                                                                                                    -------    -------     -------
       Net cash provided (used) by financing activities                                                 684         87         (15)
                                                                                                    -------    -------     -------

Net increase (decrease) in cash and cash equivalents                                                   (494)     1,111      (3,051)

Cash and cash equivalents at beginning of year                                                        3,814      2,703       5,754
                                                                                                    -------    -------     -------
Cash and cash equivalents at end of year                                                            $ 3,320    $ 3,814     $ 2,703
                                                                                                    -------    -------     -------
                                                                                                    -------    -------     -------
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                                       $   -      $    (7)    $   (21)
Taxes refunded                                                                                          244      1,433         -
Taxes paid                                                                                           (1,014)       (27)       (725)


The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION:   The consolidated financial statements include the
financial statements of Interphase Corporation ("the Company") and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS: The Company considers marketable securities with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

MARKETABLE SECURITIES: As of October 31, 1995 and 1994, the fair market value of marketable securities was $9,366,000 and $7,720,000 respectively. In accordance with the requirements of the Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities", all marketable securities are deemed to be classified as "available-for-sale securities" and reported at fair value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity, net of related deferred taxes. The Company's results of operations will continue to include earnings from such securities as calculated on a yield-to-maturity basis. During 1995 the Company realized a net loss of $14,000 from the sale of securities. As of October 31, 1995, the Company had recorded a valuation loss of $42,000 with respect to certain available-for-sale securities ($29,000 net of taxes). During 1994 the Company realized a gain of $1,000 from the sale of securities. As of October 31, 1994, the Company had recorded a valuation loss of $225,000 with respect to its available-for-sale securities ($148,000 net of taxes).

ALLOWANCE FOR DOUBTFUL ACCOUNTS: As of October 31, 1995, 1994 and 1993 the balance for allowance for doubtful accounts was $238,000, $240,000 and $242,000. The activity for this account for the three years ended October 31, 1995 was as follows: (in thousands)

            Balance at                    Write-offs     Balance
            Beginning      Charged to     Net of         at End of
Year:       of Year        Expense        Recoveries     Year
------------------------------------------------------------------------------
1995        $240           $  -           $  2           $238
1994         242              2             (4)           240
1993         153            100            (11)           242


INVENTORIES: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis: (in thousands)

                            1995          1994
                           ------        ------
     Raw Materials         $3,878        $2,981
     Work-in-process        3,401         2,933
     Finished Goods           207           663
                           ------        ------
     Total                 $7,486        $6,577
                           ------        ------
                           ------        ------

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of depreciable assets using primarily the straight-line method. When property and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations.

The depreciable lives of property and equipment are as follows:

     Machinery and equipment        3-5   years
     Leasehold improvements         3-10  years
     Furniture and fixtures         5-7   years

CAPITALIZED SOFTWARE: Capitalized software at October 31, 1995 represents various software licenses purchased by the Company and utilized in connection with the Company's network and mass storage products as well as the general operations of the Company. Capitalized software is amortized over 3-5 years utilizing the straight-line method. Related amortization expense was approximately $400,000, $508,000 and $410,000 in 1995, 1994 and 1993,
respectively. Accumulated amortization at the end of 1995, 1994 and 1993 was $1,441,000, $1,309,000 and $803,000, respectively.

REVENUE RECOGNITION: Revenue from product sales is recorded only when the earnings process has been completed, which is generally at the time of shipment.

CONCENTRATION OF CREDIT RISK: Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105 consist primarily of trade accounts receivable. The majority of the Company's sales have been to original equipment manufacturers of computer systems. The Company conducts credit evaluations of its customers' financial condition and limits the amount of trade credit extended when necessary. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

RESEARCH AND DEVELOPMENT: Research and development costs are charged to expense as incurred.

FOREIGN EXCHANGE: The Company has established the U.S. Dollar as the functional currency of its foreign operations. Therefore, monetary assets and liabilities of the Company's foreign operations are translated into U.S. Dollars at the exchange rates in effect at the end of the year. Nonmonetary assets and liabilities are translated at historical rates whereas revenue and expense transactions are translated using the average exchange rates that prevailed during the year. The resulting gains and losses are included in the Company's results of operations.

INCOME TAXES: Effective November 1, 1993, the Company adopted the SFAS No. 109, "Accounting of Income Taxes". Statement No. 109 utilizes the liability method to determine deferred taxes. Deferred tax liability is based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax law. The Company's consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes. The adoption of SFAS No. 109 is not material to the Company's operating results or financial position.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE: Net income (loss) per common and common equivalent share is computed using the weighted average number of outstanding common and dilutive common equivalent shares outstanding during the periods presented. The dilutive impact of outstanding stock options and warrants has been considered under the treasury stock method. In 1994 and 1993, the impact of outstanding stock options and warrants was anitdilutive and, therefore, has been excluded from the computations of net loss per share related to those years.

Shares used in the computation of net income (loss) per common and common equivalent share are summarized below.

Weighted average common and common equivalent shares: (in thousands)

                                       YEAR ENDED OCTOBER 31,
                                      -------------------------
                                       1995     1994     1993
                                      -------------------------
Outstanding weighted average
  shares outstanding                  4,561     4,484     4,472
Stock options                           490       -         -
                                      -------------------------
Total                                 5,051     4,484     4,472
                                      -------------------------
                                      -------------------------


RECENTLY ISSUED ACCOUNTING POLICIES: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have any material effect on the consolidated financial statements of the Company.

In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement becomes effective for the Company in fiscal year 1997. This statement requires companies to provide additional disclosures related to employee stock-based compensation plans, or allows companies to change the accounting for compensation expense associated with its stock-based compensation. The Company has not yet determined the impact, if any, on the results of operations of the Company due to adoption of this statement.

CERTAIN RECLASSIFICATIONS: Certain amounts previously reported in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

2.  INCOME TAXES

The provision (benefit) for income taxes for each period presented was as follows: (in thousands)

                                        YEAR ENDED OCTOBER 31,
                                     -------------------------
                                      1995     1994     1993
                                     -------------------------
Current provision (benefit)          $1,293   $ 315   $(1,379)
Deferred provision (benefit)            170    (446)     (405)
                                     -------------------------
Total                                $1,463  $ (131)  $(1,784)
                                     -------------------------
                                     -------------------------

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of October 31, 1995 and 1994 are presented as follows: (in thousands)

                                        YEAR ENDING OCTOBER 31,
                                        -----------------------
                                         1995            1994
                                        -----------------------
Current deferred tax assets:
Assets:
     Net operating and capital
        loss carry forward                $ -           $  306
     Capital loss carryforward              -               36
     Inventory                             146              88
     Accounts receivable                   120             122
     Unrealized holding loss                42              77
     Realignment provision                   2              52
     Deferred revenue                        2              56
     Vacation accrual                      146             126
     Other expenses                        136             127
     Other                                  -               29
                                        -----------------------

     Total                                $594          $1.019
                                        -----------------------
                                        -----------------------

Noncurrent deferred tax assets (liabilities), net:
Assets:

     Depreciation                         $525         $   147
     Alternative minimum tax credit         -               93
     Other                                  36              86
                                        -----------------------
                                           561             326
Liabilities:
     Other                                (260)           (280)
                                        -----------------------

     Total                                $301          $   46
                                        -----------------------
                                        -----------------------


The Company has not recorded a valuation allowance with respect to the various deferred tax assets as management believes it is more likely than not that these assets will be realized. Management periodically reviews the realization of the Company's deferred tax assets, as appropriate, when existing conditions change the probability of realization.

The differences between the provision (benefit) for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below: (in thousands)

                                           1995      1994      1993
                                          ---------------------------
Income taxes at statutory rate            $1,435    $(140)   $(2,035)
State income taxes                           102       -         -
Foreign taxes not credited                    -        25        154
Other                                        (74)     (16)        97
                                          ---------------------------

Provision (benefit) for income taxes      $1,463    $(131)   $(1,784)
                                          ---------------------------
                                          ---------------------------


3.  SHAREHOLDERS' EQUITY

AMENDED AND RESTATED STOCK OPTION PLAN:   In fiscal 1995, the Company amended
and restated its Stock Option Plan which, as amended, authorizes the issuance to employees of incentive stock options (as defined in section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options to purchase up to 1,350,000 shares of common stock. The exercise price of incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the board. Options generally vest ratably over a 5 year period from the date of grant. The term of option grants may be up to 10 years. Grants prior to June 1994 expire after 6 years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined. The following table summarizes the transactions under the Stock Option Plan: (in thousands, except option prices)

                            NUMBER OF OPTIONS     RANGE OF OPTION PRICE
                            --------------------------------------------
Balance, October 31, 1992          429                $2.75- 10.25

Granted                            271                  4.00- 7.25
Exercised                          (13)                 4.13- 6.25
Canceled                          (203)                 2.75- 8.94
                                  --------------------------------
Balance, October 31, 1993          484                  4.00- 8.94

Granted                            640                  4.25- 7.94
Exercised                          (36)                 4.00- 5.00
Canceled                          (331)                 4.00- 8.94
                                  --------------------------------
Balance, October 31, 1994          757                  4.00- 8.00



Granted                            536                  9.57-16.13
Exercised                         (134)                 4.00- 7.38
Canceled                          (102)                 4.00-11.44
                                  --------------------------------
Balance, October 31, 1995        1,057                  4.00-16.13

Exercisable at October 31, 1995    193                  4.00-10.56

STOCK OPTION SUB-PLAN: This plan was adopted in 1988 for the benefit of the Company's employees located in the United Kingdom. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. The options vest after 3 years and expire after 10 years. The options are canceled upon termination of employment, except in the event of death, retirement or injury, as defined. As of October 31, 1995 options to purchase 3,000 common shares were outstanding and exercisable under this plan with exercise prices ranging from $5.63-$10.56 per share.

DIRECTOR STOCK OPTIONS: In May 1994, the Company formalized its ("directors' plan") program of granting stock options for up to 500,000 common shares to its directors. Future grants pursuant to the directors' plan will vest within one year and have a term of 5 years. As of October 31, 1995, options to directors for 184,000 common shares with exercise prices ranging from $4.38-16.88 per
share were outstanding.   Of these shares, approximately 144,000 were
exercisable with exercise prices ranging from $4.38-$10.25. Options outstanding under the directors' plan were issued in 1990, 1994 and 1995, and expire between 1996, 1999 and 2000. The exercise prices related to these options were equal to the market value of the Company's stock on the date of grant.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following: (in thousands)

                                OCTOBER 31,
                              1995       1994
                             -----------------
Accounts payable             $1,357     $1,392
Accrued royalties               448        119
Accrued property tax            390        269
Accrued other                   998      1,721
                             ------     ------
                             $3,193     $3,501
                             ------     ------
                             ------     ------


5.  RELATED PARTY TRANSACTIONS

The Company paid approximately $397,000, $328,000 and $190,000 during each of the three years in the period ended October 31, 1995, 1994 and 1993, respectively, to certain outside directors of the Company or their firms for remuneration for their professional services.

6.  TRANSACTIONS WITH MOTOROLA, INC.

In 1989, the Company and Motorola, Inc. executed an agreement whereby Motorola purchased, for cash, 660,000 newly issued shares of the Company's common stock at a price of $11 per share. In addition, Motorola received warrants to purchase an additional 660,000 shares of common stock at an exercise price of $15.40 per share. The warrants may be exercised only upon the occurrence of certain events, including (i) a change in control of the Company or (ii) Motorola's purchase of the Company's product achieving certain levels. The warrants expire in March 1996, contain certain antidilutive provisions and are subject to repurchase by the Company under certain conditions. The Company also granted Motorola registration rights with respect to all common stock that Motorola owns. Pursuant to the terms of the agreement, the Company elected a designee of Motorola to its Board of Directors. Shipments to Motorola comprised 6%, 10%, and 8% of the Company's revenues during the years ended October 31, 1995, 1994 and 1993, respectively.

7.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company accrued between 4% to 7% of the employees' annual compensation. The total expenses under this plan for the years ended October 31, 1995, 1994 and 1993 were approximately $507,000, $662,000 and $780,000, respectively. The Company makes contributions to the plan equal to the amount accrued. The Company offers no postretirement or postemployment benefits.

8.  OTHER FINANCIAL INFORMATION

MAJOR CUSTOMERS: The Company had one customer in 1995, two customers in 1994 and one customer in 1993 accounting for more than 10% of the Company's consolidated revenues. Net revenues resulting from these customers were as follows: (in thousands)

     YEAR     TOTAL REVENUES     % OF CONSOLIDATED REVENUES
     ------------------------------------------------------
     1995         $7,039                     15%
     1994          8,207                     20%
     1993          4,517                     12%


COMMITMENTS: The Company leases its office, research and development and manufacturing facility under a noncancelable operating lease. Rent expense related to the lease is recorded on a straight-line basis and has resulted in the deferred lease obligation in the accompanying balance sheet. As of October 31, 1995, operating lease commitments having noncancelable terms of more than one year are as follows: (in thousands)


YEAR ENDING OCTOBER 31,
-----------------------
          1996            $  619
          1997               619
          1998               619
          1999               562
          2000               459
                          ------
          Total           $2,878
                          ------
                          ------


Total rent expense for operating leases was approximately as follows: (in thousands)

     YEAR    TOTAL RENT EXPENSE
     --------------------------
     1995           $702
     1994            811
     1993            739


GEOGRAPHIC INFORMATION: The Company operates principally in the United States, Europe and the Pacific Rim. During 1995, the Company eliminated its European general and administrative functions, but continues to maintain sales offices in Europe and Japan. Currently, records are maintained on a consolidated basis at the corporate headquarters in Dallas. As a result, results of operations are no longer discernible on a geographical basis. In 1995, the amount of identifiable assets employed in the Company's European and Japanese operations were not material. A geographic detail of revenue is as follows: (in thousands)

REGION                1995           1994           1993
---------------------------------------------------------
North America       $41,207        $31,929        $28,695
Europe                3,818          6,341          9,801
Pacific Rim           2,343          2,033           -


In 1994, cost of sales from European operations expressed as a percentage of revenues was 51% as compared to 50% generated by Domestic operations. In 1993, cost of sales from European operations expressed as a percentage of revenues was 46% as compared to 53% generated by Domestic operations. The amount of identifiable assets employed in the Company's European operations were not material other than cash, cash equivalents and trade accounts receivable which aggregated $1,599,000 and $2,238,000 as of October 31, 1994 and 1993,
respectively.

9.  ACQUIRED PRODUCT RIGHTS

In March 1992, the Company entered into a Licensing, Joint Development and Marketing Agreement with Intellectual Systems, Inc. ("ISI"). Pursuant to the agreement, the Company paid $1,000,000 for a nonexclusive license to manufacture and sell future products that would incorporate technology that was owned by ISI. Also, in 1992, the Company paid ISI $275,000 for certain other development work to be performed by ISI related to use of the original licensed technology. As a result of a dispute between the parties regarding ISI's compliance with the agreement, and after an unsuccessful attempt by the parties to negotiate a termination of the agreement, in October 1993 the Company filed a suit in the District Court for Dallas County, Texas, which sought monetary damages from ISI and one of its officers. The suit alleged, among other things, breach of contract and conspiracy to defraud. ISI and its officer responded to the claims by filing a suit containing a general denial and a counter claim seeking unspecified damages from Interphase for breach of contract. In November 1994, the district court denied ISI's pleading and issued an interlocutory default judgment against ISI for $1,275,000. Subsequent to the district court ruling, ISI filed for protection under Chapter 11 of the federal bankruptcy code. Even prior to the bankruptcy filing, the Company had considerable doubt as to ISI's ability to satisfy a judgment in the Company's favor. Therefore, in 1993 the Company recorded a non-cash write-off of $1,275,000, related to the acquired product rights. To the extent the Company ultimately receives any payment from ISI, such amount will be recorded as income in the period received.

10.  STRATEGIC REALIGNMENT

In June 1993, the Company announced a strategic restructuring and rightsizing and recorded a related provision of $1,172,000. In January 1994, the Company announced a similar action and recorded a provision of $1,148,000. Each of these actions included a 15% reduction in workforce and reduced operating expenses in all functional areas of the Company. The respective provisions reflected in the accompanying consolidated statements of operations include expenses associated with severance benefits, the consolidation of the California Engineering activities in Dallas, the write-off of nonproductive assets and other expenses associated with the restructuring. Each of these actions represented efforts to adjust the Company's spending and organization structure to expected revenue levels and renewed emphasis on investment in certain technologies that the Company deemed critical to its long term success.
Included in accrued liabilities as of October 31, 1995, and 1994 were approximately $27,000 and $274,000, respectively, of the total provisions for strategic realignment.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              QUARTER ENDED
                           JANUARY 31    APRIL 30      JULY 31     OCTOBER 31
                           --------------------------------------------------
                                (in thousands, except per share amounts)
1995
----
Revenues                     $11,022     $11,473      $12,356      $12,517
Gross profit                   5,420       5,771        6,083        6,273
Income before taxes              948       1,005        1,166        1,103
Net income                       606         645          745          763
Net income per
  common and common
  equivalent share           $   .12     $   .13      $   .14      $   .15


1994
----
Revenues                     $ 9,295     $ 9,735      $ 9,986      $11,287
Gross profit                   4,460       4,763        4,976        5,867
Income (loss) before taxes    (2,210)        333          573          893
Net income (loss)             (1,495)        219          389          607
Net income (loss) per
  common and common
  equivalent share           $  (.33)    $   .05      $   .08      $   .12

Operating results in the first quarter of 1994 included a $1,148,000 provision for strategic realignment.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERPHASE CORPORATION

Date: January 24, 1996            By:  /s/ R. Stephen Polley
                                       --------------------------
                                           R. Stephen Polley
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 24, 1996.

                   NAME                                  TITLE
                   ----                                  -----

                                          Chairman of the Board of Directors,
                                       Chief Executive Officer, Chief Operating
                                                 Officer and President
         /s/ R. Stephen Polley               (Principal executive officer)
    --------------------------------
             R. Stephen Polley
                                               Chief Financial Officer,
                                       Vice President of Financial and Treasurer
         /s/ Robert L. Drury                 (Principal financial officer)
    --------------------------------
             Robert L. Drury


         /s/ Michael E. Cope                           Director
    --------------------------------
             Michael E. Cope


         /s/ Dale Crane                                Director
    --------------------------------
             Dale Crane


         /s/ James F. Halpin                           Director
    --------------------------------
             James F. Halpin


         /s/ Paul N. Hug                               Director
    --------------------------------
             Paul N. Hug


         /s/ Robert H. Lyon                            Director
    --------------------------------
             Robert H. Lyon


         /s/ David H. Segrest                          Director
    --------------------------------
             David H. Segrest


         /s/ S. Thomas Thawley                         Director
    --------------------------------
             S. Thomas Thawley

                                INDEX TO EXHIBITS


Exhibits
--------
3 (a)     Certificate of Incorporation of the registrant. (1)
3 (b) Amended and Restated Bylaws of the registrant adopted on December 5, 1995. (4)
10(b) Registrant's Amended and Restated Stock Option Plan and Amendment No. 1 thereto. (4)
10(c)     Registrant's Incentive Stock Option Sub-Plan. (2)
10(d)     Directors Stock Option Plan and Amendment No.1 thereto.  (4)
10(e)     Stock Purchase Warrant issued to Motorola, Inc. (3)
23(a)     Consent of Independent Public Accountants. (4)
_______________________

(1)  Filed as an exhibit to Registration Statement No. 2-86523 on
     Form S-1 and incorporated herein by reference.
(2) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988 and incorporated herein by reference.
(3) Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989 and incorporated herein by reference.
(4)  Filed herewith.