Form 10-Q
period 1995-12-31
INTERPHASE CORP
filed 1996-03-14
CIK 728249

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Two Month Transition Period Ended December 31, 1995      Commission File
                                                                 Number 0-13071


                             INTERPHASE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                     75-1549797
     (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)


                        13800 SENLAC, DALLAS, TEXAS 75234
                    (Address of principal executive offices)



                                 (214)-654-5000
              (Registrant's telephone number, including area code)

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
                             Yes    X       No
                                  ----         ----

-------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at March 7, 1996
          -----                         ------------------------------

Common Stock, No par value                        4,690,953

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             INTERPHASE CORPORATION

                                      INDEX



PART I -FINANCIAL INFORMATION

     Item 1.  Consolidated Interim Financial Statements

              Consolidated Balance Sheets as of December 31, 1995
              and October 31, 1995                                            3

              Consolidated Statements of Operations for the two months
              ended December 31, 1995 and 1994                                4

              Consolidated Statements of Cash Flows for the two months
              ended December 31, 1995 and 1994                                5

              Notes to Consolidated Interim Financial Statements              6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   7


PART II- OTHER INFORMATION

              Signature                                                       8

                             INTERPHASE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)



ASSETS                                                                December  31,    October 31,
------                                                                     1995           1995
                                                                         -------        -------
                                                                        (Unaudited)
Cash and cash equivalents                                                 $2,977         $3,320
Marketable securities                                                      9,367          9,366
Trade accounts receivable, less allowances for uncollectible
     accounts of $238 and $238, respectively                               3,946          7,521
Inventories, net                                                           9,659          7,486
Prepaid expenses and other current assets                                    864            957
Deferred income taxes, net                                                   593            594
                                                                         -------        -------
     Total current assets                                                 27,406         29,244

Machinery and equipment                                                   11,037         10,920
Leasehold improvements                                                     2,758          2,758
Furniture and fixtures                                                       197            351
                                                                         -------        -------
                                                                          13,992         14,029
Less-accumulated depreciation and amortization                            (8,765)        (8,820)
                                                                         -------        -------
     Total property and equipment, net                                     5,227          5,209

Capitalized software, net of accumulated amortization                        468            524
Deferred income taxes, net                                                   301            301
Other assets                                                                 222            152
                                                                         -------        -------
     Total assets                                                        $33,624        $35,430
                                                                         -------        -------
                                                                         -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued liabilities                                  $2,865         $3,193
Accrued compensation                                                       1,400          1,357
Income taxes payable                                                         -              366
                                                                         -------        -------
     Total current liabilities                                             4,265          4,916

Deferred lease obligations                                                    98            103
                                                                         -------        -------
     Total liabilities                                                     4,363          5,019

Common stock, no par value; 100,000,000 shares authorized;
     4,667,703 and 4,661,303 shares outstanding                           24,194         24,177
Retained earnings                                                          5,096          6,263
Unrealized holding period loss                                               (29)           (29)
                                                                         -------        -------

     Total shareholders' equity                                           29,261         30,411
                                                                         -------        -------
     Total liabilities and shareholders' equity                          $33,624        $35,430
                                                                         -------        -------
                                                                         -------        -------



   The accompanying notes are an integral part of these consolidated financial statements.

                             INTERPHASE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                   (Unaudited)


                                             Two Months Ended December 31,
                                             -----------------------------
                                                  1995           1994
                                                -------        -------
Revenues                                         $3,379         $6,529
Cost of sales                                     2,155          3,324
                                                -------        -------

Gross profit                                      1,224          3,205

Research and development                          1,360          1,040
Sales and marketing                               1,173          1,074
General and administrative                          634            616
                                                -------        -------
    Total operating expenses                      3,167          2,730
                                                -------        -------

Operating income (loss)                          (1,943)           475

Interest income                                      94             74
Other, net                                            -              4
                                                -------        -------

Income (loss) before income taxes                (1,849)           553

Provision (benefit) for income taxes               (682)           202

Net income (loss)                               ($1,167)          $351
                                                -------        -------
                                                -------        -------
Net income (loss) per common and
    common equivalent share                      ($0.25)         $0.07
                                                -------        -------
                                                -------        -------
Weighted average common and common
    equivalent shares                             4,663          4,812
                                                -------        -------
                                                -------        -------

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERPHASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (Unaudited)


                                                                         Two Months Ended December 31
                                                                         ----------------------------
                                                                                1995           1994
                                                                            ---------       --------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $  (1,167)       $   351

 Adjustment to reconcile net income (loss) to net cash provided
   (used) by operating activities:
 Depreciation and amortization                                                    525            453
 Change in assets and liabilities:

   Trade accounts receivable                                                    3,575            (59)
   Inventories                                                                 (2,173)          (924)
   Refundable income taxes                                                          -           (109)
   Prepaid expenses and other current assets                                       93            150

   Accounts payable and accrued liabilities                                      (304)           (95)
   Accrued compensation                                                            43            (64)
   Income taxes payable                                                          (366)             -
 Deferred income taxes payable                                                      1            419
 Deferred lease obligations                                                        (4)            (1)
                                                                            ---------       --------
 Net adjustments                                                                1,390           (230)
                                                                            ---------       --------
   Net cash provided by operating activities                                      223            121

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment and leasehold improvements                   (511)          (231)
   Additions to capitalized software                                                -            (79)
   Decrease (increase) in other assets                                            (71)             1
   Increase in marketable securities                                               (1)          (455)
   Change in holding period gain/loss on marketable securities                      -            148
                                                                            ---------       --------
     Net cash (used) by investing activities                                     (583)          (616)


 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                                  -             50
   Increase in common stock                                                        17              -
                                                                            ---------       --------
     Net cash provided (used) by financing activities                              17             50
                                                                            ---------       --------

 Net decrease in cash and cash equivalents                                       (343)          (445)

 Cash and cash equivalents at beginning of period                               3,320          3,814
                                                                            ---------       --------
 Cash and cash equivalents at end of period                                 $   2,977       $  3,369
                                                                            ---------       --------

                                                                            ---------       --------
 Supplemental Disclosure of Cash Flow Information:

 Interest paid                                                                      -              -

 Income taxes refunded                                                              -              -




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             INTERPHASE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

Subsequent to October 31, 1995, the Company made the decision to change its fiscal year-end from October 31 to December 31, effective January 1, 1996.

The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 1995.


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE


Net income per common and common equivalent share is computed using the weighted average number of outstanding shares and common equivalent shares. The dilutive impact of outstanding stock options have been considered under the treasury stock method using the greater of the average bid price or closing bid price for the period. In 1995, the impact of outstanding stock options and warrants was antidilutive and therefore, has been excluded from the computation of net loss per share in 1995.

Weighted average common and common equivalent shares:


     (IN THOUSANDS)                 1995           1994
     --------------                -----          -----
     Outstanding                   4,663          4,513
     Stock options                    --            299
                                   -----          -----
           Total                   4,663          4,812
                                   -----          -----
                                   -----          -----

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Subsequent to October 31, 1995, the Company made the decision to change its fiscal year-end from October 31 to December 31, effective January 1, 1996. In accordance with SEC rules and regulations, the Company presents herewith the results of operations for the two month transition period ended December 31, 1995 and the comparative period ended December 31, 1994. In the following discussion, the two month period ended December 31, 1995 is referred to as "1995" while the corresponding period ended December 31, 1994 is referred to as "1994".

Revenues in 1995 were $3,379,000 as compared to $6,529,000 in 1994. Network products presented 64% of total revenue in 1995 as compared to 53% in 1994. In 1995 FDDI revenues comprised 49% of total revenues, Ethernet 8% of total revenues and ATM 6% of total revenues, compared to 24%, 8%, and 3%, respectively, in 1994. Mass storage product revenues, primarily SCSI controllers, represented 27% of total revenues in 1995, compared to 42% in 1994. Geographically, domestic revenues approximated 80% of consolidated revenues, European revenues 14% of consolidated revenues and Pacific Rim revenues 6% in both 1995 and 1994.

The gross margin percentage in 1995 was approximately 36% as compared to approximately 49% in 1994. The decline in gross margin percentage was primarily due to negative manufacturing variances in 1995 resulting from lower manufacturing run rates.

Operating expenses in 1995 were $3,167,000 compared to $2,730,000 in 1994, an increase of $437,000. The increase in spending is primarily attributable to increased engineering development headcount, and to a lesser extent increased sales and marketing trade show activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated $12,344,000 at December 31, 1995, $12,686,000 at October 31, 1995 and
$11,544,000 at December 31, 1994. The Company expects that its cash, cash equivalents and marketable securities will be adequate to meet foreseeable needs for the next 12 months.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERPHASE CORPORATION
                                             (Registrant)



Date:  March 13, 1996


                                        /s/ Robert L. Drury
                                        ---------------------------------
                                        Robert L. Drury
                                        Chief Financial Officer
                                        Vice President of Finance
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting officer)