Form 10-Q
period 1996-03-31
INTERPHASE CORP
filed 1996-05-14
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996             Commission File Number 0-13071


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


- --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    x       No

- --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 3, 1996

Common Stock, No par value                              4,705,713

                             INTERPHASE CORPORATION

                                      INDEX



Part I -Financial Information

   Item 1. Consolidated Interim Financial Statements

             Consolidated Balance Sheets as of March 31, 1996
               and October 31, 1995                                           3

             Consolidated Statements of Operations for the three months
               ended March 31, 1996 and April 30, 1995                        4

             Consolidated Statements of Cash Flows for the three months
               ended March  31, 1996 and April 30, 1995                       5

             Notes to Consolidated Interim Financial Statements               6

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    7


Part II- Other Information

           Signature                                                          8

                             INTERPHASE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)

ASSETS                                                                        March 31,                October 31,
                                                                                1996                     1995
                                                                             ------------            -------------
                                                                             (Unaudited)
Cash and cash equivalents                                                         $1,704                   $3,320
Marketable securities                                                              7,313                    9,366
Trade accounts receivable, less allowances for uncollectible
     accounts of $238 and $238, respectively                                       8,520                    7,521
Inventories, net                                                                   9,065                    7,486
Prepaid expenses and other current assets                                          1,006                      957
Deferred income taxes, net                                                                                    594
                                                                                     603
                                                                             ------------            -------------
     Total current assets                                                         28,211                   29,244

Machinery and equipment                                                           11,689                   10,920
Leasehold improvements                                                             2,790                    2,758
Furniture and fixtures                                                                                        351
                                                                                     267
                                                                             ------------            -------------
                                                                                  14,746                   14,029
Less-accumulated depreciation and amortization                                    (9,452)                  (8,820)
                                                                             ------------            -------------
     Total property and equipment, net                                             5,294                    5,209

Capitalized software, net of accumulated amortization                                                         524
                                                                                     462
Deferred income taxes, net                                                                                    301
                                                                                     301
Other assets                                                                                                  152
                                                                                     214
                                                                             ------------            -------------
     Total assets                                                                $34,482                  $35,430
                                                                             ============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $3,078                   $3,193
Accrued compensation                                                               1,289                    1,357
Income taxes payable                                                                                          366
                                                                                       -
                                                                             ------------            -------------
     Total current liabilities                                                     4,367                    4,916

Deferred lease obligations                                                                                    103
                                                                                      92
                                                                             ------------            -------------

     Total liabilities                                                             4,459                    5,019

Common stock, no par value; 100,000,000 shares authorized;
     4,692,233 and 4,661,303 shares outstanding                                   24,331                   24,177
Retained earnings                                                                  5,739                    6,263
Unrealized holding period loss
                                                                                     (47)                     (29)
                                                                             ------------            -------------

     Total shareholders' equity                                                   30,023                   30,411
                                                                             ------------            -------------

     Total liabilities and shareholders' equity                                  $34,482                  $35,430
                                                                             ============            =============


  The accompanying notes are an integral part of these consolidated financial statements.

                             INTERPHASE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                       ------------------------------------------
                                                                                            31-Mar-96             30-Apr-95
                                                                                          --------------         -------------
               Revenues                                                                     $    11,877              $ 11,473
               Cost of sales                                                                      5,686                 5,702
                                                                                          --------------         -------------

               Gross profit                                                                       6,191                 5,771

               Research and development                                                           2,228                 1,875
               Sales and marketing                                                                2,131                 2,061
               General and administrative                                                           987                 1,004
                                                                                          --------------         -------------
                  Total operating expenses                                                        5,346                 4,940
                                                                                          --------------         -------------

               Operating income                                                                     845                   831
                                                                                          --------------         -------------

               Interest income                                                                      166                   144
               Other, net                                                                            (4)                   30
                                                                                          --------------         -------------

               Income before income taxes                                                         1,007                 1,005

               Provision  for income taxes                                                          363                   360
                                                                                          --------------         -------------

               Net income                                                                          $644                  $645
                                                                                          ==============         =============

               Net income  per common and
                    common equivalent share                                                       $0.13                 $0.13
                                                                                          ==============         =============

               Weighted average common and common
                       equivalent shares                                                          5,064                 4,973
                                                                                          ==============         =============


  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Three Months Ended
                                                                                               (Unaudited)
                                                                                     --------------------------------
                                                                                       31-Mar-96        30-Apr-95
                                                                                     ---------------  ---------------
Cash flow from operating activities:
  Net income                                                                           $       644        $     645
  Adjustment to reconcile  net income to net cash  provided  (used) by operating activities:

   Depreciation and amortization
                                                                                               791              665
   Change in assets and liabilities:
       Trade accounts receivable                                                            (4,574)             781
       Inventories                                                                             594             (804)
       Prepaid expenses and other current assets                                              (142)             (44)
       Accounts payable and accrued liabilities                                                243              (63)
       Accrued compensation                                                                   (111)             317
       Income taxes payable                                                                     -               (75)

   Deferred income taxes payable                                                               (10)             481
   Deferred lease obligations                                                                   (7)              (1)
                                                                                     ---------------  ---------------
   Net adjustments                                                                          (3,216)           1,257
                                                                                     ---------------  ---------------
       Net cash provided (used) by operating activities                                     (2,572)           1,902

Cash flows from investing activities:
   Additions to property, equipment and leasehold improvements                                (798)            (355)
   Additions to capitalized software                                                           (85)             (30)
   Decrease (Increase) in other assets                                                           9              (14)
   Decrease (Increase) in marketable securities                                              2,054             (125)
   Change in holding period gain/loss on marketalbe securities                                 (18)              88
                                                                                     ---------------  ---------------
       Net cash provided  (used) by investing activities                                     1,162             (436)

Cash flows from financing activities:
   Principal payments on capital lease obligations                                             -                 56
   Increase in common stock                                                                    137               -
                                                                                     ---------------  ---------------
       Net cash provided (used) by financing activities                                        137               56
                                                                                     ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                                        (1,273)           1,522

Cash and cash equivalents at beginning of year                                               2,977            3,527
                                                                                     ---------------  ---------------

Cash and cash equivalents at end of period                                               $    1,704       $   5,049
                                                                                     ===============  ===============

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                                               472              -
Income taxes refunded                                                                             8              -


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

   Effective January 31, 1996 the Company changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the quarter ended March 31, 1996, are being compared with results from the prior year quarter ended April 30, 1995. The Company has not recast the prior year financial information presented herein to conform to the new fiscal quarter ends, as management does not believe such recasting would be as meaningful for comparative purposes, as the April 30, 1995 information presented herein. Management believes the April 30, 1995 results are the most comparable to the quarter ended March 31, 1996 results, particularly for comparing trends in operations.

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

Weighted average common and common equivalent shares:
                                         Three Months Ended:
                                     March 31,        April 30,
         (in thousands)                1996             1995
                                     -------           ------
         Outstanding                   4,683            4,535
         Stock options                   381              438
                                     -------           ------
                  Total                5,064            4,973
                                     =======            =====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1996 increased $404,000 or approximately 4% to $11,877,000 as compared to $11,473,000 for the three month period ended April 30, 1995. Networking products represented a growth of 18% over the three month period ended April 30, 1995. FDDI product revenues declined 3%, while Ethernet increased 26% and ATM increased 132%. Networking products in total comprised 72% of total revenues for the first quarter of 1996, as compared to 64% for the three month period ended April 30, 1995. FDDI, Ethernet and ATM represented 45% , 16% and 8% of total revenues, respectively for the period ended March 31, 1996. Mass storage product revenues, primarily SCSI adapter cards, decreased 19% in 1996 compared to the three month period ended April 30, 1995. Mass storage products comprised 24% of total revenues in 1996 compared to 30% for the three month period ended April 30, 1995. Geographically, North America revenues comprised 89% of consolidated revenues in the first quarter of 1996 compared to 87% for the three month period April 30, 1995. European revenues comprised 7% of consolidated revenues in the first quarter of 1996 compared to 9% for the three month period ended April 30, 1995. Pacific Rim revenues comprised 4% of consolidated revenues in the first quarter of 1996 compared to 4% for the three month period ended April 30, 1995.

The gross margin percentage for the three months ended March 31, 1996 was approximately 52% as compared to approximately 50% for the three month period ended April 30, 1995.

Operating expenses for the three month period ended March 31, 1996 were $5,346,000 representing approximately 45% of consolidated revenue, as compared to 43% for the three month period ended April 30, 1995. The increased spending is primarily the result of additional research and development expenditures.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash , cash equivalents and marketable securities aggregated $9,017,000 at March 31, 1996, and $12,686,000 at October 31, 1995. The decrease in cash position is primarily the result of funding on going operations, an increase in inventory and an increase in accounts receivable since October 31, 1995. The Company expects that its cash, cash equivalents and marketable securities will be adequate to meet foreseeable needs for the next 12 months.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     INTERPHASE CORPORATION
                                                           (Registrant)



Date:  May 14, 1996


                                                 /s/ Robert L. Drury
                                                 -------------------
                                                 Robert L. Drury
                                                 Chief Financial Officer and
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting officer)