Form 10-Q
period 1996-06-30
INTERPHASE CORP
filed 1996-08-14
CIK 728249

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549


                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D)

                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996              Commission File Number 0-13071


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
                                Yes X           No
                                   ----            ----

- -------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at August 6, 1996
            -----                       -----------------------------

  Common Stock, No par value                      5,350,218
- -------------------------------------------------------------------------------

                                INTERPHASE CORPORATION

                                        INDEX



PART I -FINANCIAL INFORMATION
    Item 1.        Consolidated Interim Financial Statements

                   Consolidated Balance Sheets as of June 30, 1996
                   and October 31, 1995                                                  3

                   Consolidated Statements of Operations for the three months
                   and six months ended June 30, 1996 and July 31, 1995                  4

                   Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1996 and July 31, 1995                                 5

                   Supplemental Schedule of Cash Flows                                   6

                   Notes to Consolidated Interim Financial Statements                  7-9

    Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     10-11


PART II- OTHER INFORMATION


    Item 4.        Submission of Matters to a vote of Security Holders                  12

                   Signature                                                            13


                                INTERPHASE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (in thousands, except number of shares)

                                                                   June 30,     October 31,
ASSETS                                                              1996           1995
- ------                                                          ----------------------------
                                                                (Unaudited)
Cash and cash equivalents                                       $    2,795     $    3,320
Marketable securities                                                4,318          9,366
Trade accounts receivable, less allowances for uncollectible
     accounts of $232 and $238, respectively                        11,062          7,521
Inventories, net                                                    12,230          7,486
Prepaid expenses and other current assets                            1,784            957
Deferred income taxes, net                                             603            594
                                                                ----------------------------
     Total current assets                                           32,792         29,244

Machinery and equipment                                             12,905         10,920
Leasehold improvements                                               2,819          2,758
Furniture and fixtures                                                 289            351
                                                                ----------------------------
                                                                    16,013         14,029
Less-accumulated depreciation and amortization                     (10,187)        (8,820)
                                                                ----------------------------
     Total property and equipment, net                               5,826          5,209



Capitalized software, net of accumulated amortization                1,360            524
Deferred income taxes, net                                             301            301
Investments in unconsolidated subsidiaries                           1,165             -
Acquired developed technology                                        6,730             -
Goodwill                                                               500             -
Other assets                                                           581            152
                                                                ----------------------------
     Total assets                                               $   49,255     $   35,430
                                                                ----------------------------
                                                                ----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                        $    6,847         $3,193
Accrued acquition costs                                              1,800             -
Accrued compensation                                                 2,141          1,357
Income taxes payable                                                    -             366
Current portion of debt                                              1,620             -
                                                                ----------------------------
     Total current liabilities                                      12,408          4,916

Deferred lease obligations                                              85            103
Other liablilities                                                     446             -
Acquisition debt                                                     8,000             -
Other debt                                                             285             -
                                                                ----------------------------
     Total liabilities                                              21,224          5,019

Common stock, no par value                                          33,903         24,177
Retained earnings                                                   (5,825)         6,263
Unrealized holding period loss                                         (47)           (29)
                                                                ----------------------------
     Total shareholders' equity                                     28,031         30,411
                                                                ----------------------------
     Total liabilities and shareholders' equity           $         49,255    $    35,430
                                                                ----------------------------
                                                                ----------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                     STATEMENTS.

                                INTERPHASE CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except per share amounts)
                                     (Unaudited)


   Three Months Ended                                    Six Months Ended
  ---------------------                                -----------------------
  30-Jun(96) 31-Jul(95)                                30-Jun(96)   31-Jul(95)
  ---------- ---------                                 ----------   ----------
  $ 11,318   $  12,356  Revenues                        $  23,195    $  23,829
     5,730       6,273  Cost of sales                      11,416       11,975
  --------   ---------                                  ---------    ---------
     5,588       6,083  Gross profit                       11,779       11,854

     2,326       1,745  Research and development            4,554        3,620
     2,189       2,343  Sales and marketing                 4,320        4,404
       998         948  General and administrative          1,985        1,952
    11,646           -  Acquired in-process R&D            11,646            -
  --------   ---------                                  ---------    ---------
    17,159       5,036  Total operating expenses           22,505        9,976
  --------   ---------                                  ---------    ---------

   (11,571)      1,047  Operating income  (loss)          (10,726)       1,878
  --------   ---------                                  ---------    ---------
  --------   ---------                                  ---------    ---------

        51         156  Interest income                       217          300
        (6)        (37) Other, net                            (10)          (7)
  --------   ---------                                  ---------    ---------

   (11,526)      1,166  Income (loss) before income taxes (10,519)       2,171

        39         421  Provision  for income taxes           402          781
  --------   ---------                                  ---------    ---------

  $(11,565)  $     745  Net income (loss)               $ (10,921)   $   1,390
  --------   ---------                                  ---------    ---------
  --------   ---------                                  ---------    ---------

                        Net income  (loss) per common and
  $  (2.45)  $    0.14    common equivalent share       $   (2.32)   $    0.26
  --------   ---------                                  ---------    ---------
  --------   ---------                                  ---------    ---------

                        Weighted average common and common
     4,726       5,294    equivalent shares                 4,705        5,278
  --------   ---------                                  ---------    ---------
  --------   ---------                                  ---------    ---------



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                     STATEMENTS.

                                INTERPHASE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                                 (Unaudited)                          Six Months Ended
                                                                                              -------------------------------
                                                                                               30-Jun(96)          31-Jul(95)
                                                                                             -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $   (10,921)        $     1,389
  Adjustment to reconcile net income to net cash provided (used) by operating activities:
  -net of Synaptel acquisition
   Depreciation and amortization                                                                   1,601               1,388
   Write off of acquired in-process research and development                                      11,646                 -
   Change in assets and liabilities:
       Trade accounts receivable                                                                  (3,947)               (656)
       Inventories                                                                                  (953)               (294)
       Prepaid expenses and other current assets                                                      80                (359)
       Accounts payable and accrued liabilities                                                    1,321                (550)
       Accrued compensation                                                                         (326)               (228)
       Income taxes payable                                                                          -                  (365)
   Deferred income taxes payable                                                                     (10)                389
   Deferred lease obligations                                                                        (14)                 (1)
                                                                                             -----------         -----------
   Net adjustments                                                                                 9,398                (676)
                                                                                             -----------         -----------
       Net cash provided (used) by operating activities                                           (1,523)                713

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment and leasehold improvements                                    (1,606)               (912)
   Additions to capitalized software                                                                (136)               (139)
   Decrease (Increase) in other assets                                                                32                 (32)
   (Increase) in acquired developed technology                                                    (2,500)                -
   Decrease (Increase) in marketable securities                                                    5,049              (1,403)
   Cash acquired in Synaptel acquisition                                                              11                 -
   Change in holding period gain/loss on marketable securities                                       (18)                 88
                                                                                             -----------         -----------
       Net cash provided  (used) by investing activities                                             832              (2,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in common stock                                                                          509                170
                                                                                             -----------         -----------
       Net cash provided (used) by financing activities                                              509                170
                                                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents                                                (182)             (1,515)

Cash and cash equivalents at beginning of year                                                     2,977               3,527
                                                                                             -----------         -----------

Cash and cash equivalents at end of period                                                   $     2,795         $     2,012
                                                                                             -----------         -----------
                                                                                             -----------         -----------

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                                                    478               1,013
Income taxes refunded                                                                                  8                 189

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                      STATEMENTS.

                                INTERPHASE CORPORATION
                         SUPPLEMENTAL SCHEDULE OF CASH FLOWS
                                    (in thousands)


Supplemental schedule of noncash investing and financing activities

The Company purchased all of the capital stock of Synaptel.

     Fair value of assets acquired                              $  (25,092)
     Liabilities assumed                                             6,103
     Acquisition debt                                                8,000
     Common stock issuable                                           9,200
     Accrued aquisition costs                                        1,800
                                                                ------------
          Cash acquired in Synaptel acquisition                 $       11
                                                                ------------
                                                                ------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                INTERPHASE CORPORATION

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

 Effective January 31, 1996 the Company changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the quarter ended June 30, 1996, are being compared with results from the prior year quarter ended July 31, 1995. The Company has not recast the prior year financial information presented herein to conform to the new fiscal quarter ends, as management does not believe such recasting would be as meaningful for comparative purposes, as
the July 31, 1995 information presented herein.   Management believes the July
31, 1995 results are the most comparable to the quarter ended June 30, 1996 results, particularly for comparing trends in operations.

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


2.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
    SHARE


Net income (loss) per common and common equivalent share is computed using the weighted average number of outstanding shares and common equivalent shares. The dilutive impact of outstanding stock options have been considered under the treasury stock method using the greater of the average bid price or closing bid price for the period.

Weighted average common and common equivalent shares:

                                  Three Months Ended       Six Months Ended
                                  June 30, July 31,        June 30, July 31,
                                  ------------------       -----------------
    (IN THOUSANDS)                 1996      1995           1996      1995
                                  -----     -----          -----     -----
    Outstanding                   4,726     4,550          4,705     4,550
    Stock options                  ---        744           ---        728
                                  -----     -----          -----     -----
             Total                4,726     5,294          4,705     5,278
                                  -----     -----          -----     -----
                                  -----     -----          -----     -----

3.  ACQUISITIONS


SYNAPTEL

Effective June 29, 1996 the Company acquired all the capital stock of Synaptel,
S.A., ("Synaptel"), a French company , for approximately $19,000,000.   The
purchase consideration consisted of $8,000,000 in cash, 594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition has been accounted for using the purchase method of accounting from the effective date of the acquisition; since the acquisition was effective June 29, 1996, operating results for Synaptel through June 30, 1996, were not significant. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill. Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,100,000 of developed technology and $392,000 related to Synaptel's assembled workforce. Goodwill, developed technologies and assembled workforce will be amortized using the straight-line
method.   Acquired in-process research and development activities have no alternative future use and have not achieved technological feasibility; accordingly, the amounts have been expensed in the accompanying consolidated statement of operations for the periods ended June 30, 1996.

The allocation of the purchase consideration as reflected in the accompanying balance sheet as of June 30, 1996, and the related statements of operations for the three- and six-month period then ended is based upon preliminary estimates of fair values, and are subject to change as additional information is available.

In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earnout and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods.

Due to the timing of the acquisition being near the end of the Company's quarterly reporting period, pro forma financial information for fiscal 1995 and for the six-month period ended June 30, 1996, reporting the Company's operating results as if the acquisition had occurred at the beginning of each period is not currently available. Such pro forma financial information will be filed by the Company with the Securities and Exchange Commission, as required within the allowable time period.


ACQUIRED PRODUCT RIGHTS

In June, 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco Systems Inc. The acquired product rights are included in acquired developed technology and the accompanying
June 30, 1996 balance sheet and will be amortized ratably over the anticipated revenue stream of such products sold.

4.  CREDIT FACILITY


Prior to the Synaptel acquisition discussed in Note 3, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing
facility  and a $5,000,000 revolving credit facility.   The facility is a 2
year facility, with interest at the banks base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $529,000 plus accrued interest commencing on November 30, 1996 with final payment due April 30, 1998. The Company has the ability to satisfy the quarterly payments on the term notes through borrowing under the revolving credit component of the credit facility. The credit facility is collateralized by marketable securities held by Banc One, Trust, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants and is subject to a borrowing base calculation.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


SYNAPTEL ACQUISITION

Effective June 29, 1996, the Company acquired all the capital stock of Synaptel, a French company which designs, manufactures, and distributes a broad line of remote access and ISDN (Integrated Services Digital Network)
products for approximately $19,000,000.   The purchase consideration
consisted of $8,000,000 in cash, 594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution.
The purchase agreement also contemplates additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earnout and number of employee stock options may increase or decrease depending upon performance against targets.

The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill.
Identified intangibles acquired included approximately $11,600,000 of acquired in-process research and development, $4,100,000 of developed technology and $392,000 related to Synaptel's assembled workforce. Goodwill, developed technologies and assembled workforce will be amortized using the straight-line method. The acquired in-process research and development represents activities initiated by Synaptel have not achieved technological feasibility and have no alternative future use. These in-process R&D efforts relate to new remote access and ISDN products. The acquisition of Synaptel has been accounted for as a purchase and the purchase price allocation discussed herein reflect management's preliminary estimates and are subject to adjustments as additional information is available.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996 decreased $1,038,000 or approximately 8% to $11,318,000 as compared to $12,356,000 for the three month period ended July 31, 1995. Networking products represented a growth of 12%
over the three month period ended July 31, 1995. FDDI product revenues declined 18%, while Ethernet increased 42% and ATM increased 206%. Networking products in total comprised 76% of total revenues for the second quarter of 1996, as compared to 62% for the three month period ended July 31, 1995. FDDI, Ethernet and ATM represented 41% , 17% and 13% of total revenues, respectively for the quarter ended June 30, 1996. Mass storage product revenues, primarily SCSI adapter cards, decreased 46% in 1996 compared to the three month period ended
July 31, 1995.   Mass storage products comprised 20% of total revenues in the second quarter of  1996 compared to 34% for the three month period ended July
31, 1995.   Geographically, North America revenues comprised 84% of consolidated revenues in the second quarter of 1996 compared to 89% for the three month period ended July 31, 1995. European revenues comprised 10% of consolidated revenues in the second quarter of 1996 compared to 7% for the three month period
ended July 31, 1995.   Pacific Rim revenues comprised 6% of
consolidated revenues in the second quarter of 1996 compared to 4% for the three month period ended July 31, 1995.

Revenues for the six months ended June 30, 1996 decreased $634,000 or 3% to $23,195,000 as compared to $23,829,000 for the six month period ended July 31, 1995. Revenues from networking products comprised 74% of consolidated revenue for the six months ended June 30, 1996, as compared to 63% of consolidated
revenues for the six month period ended July 31, 1995   Revenue from mass
storage products comprised 22% for the six months ending June 30, 1996 and comprising 32% for the six month period ended July 31, 1995


The gross margin percentage for each of the three month periods ended June 30, 1996 and July 31, 1995 was approximately 49%. The gross margin percentage for the six months ended June 30, 1996 was approximately 51% as compared to approximately 50% for the six months ended July 31, 1995.

Operating expenses (excluding $11,646,000 related to acquired in-process R&D in the quarter ended June 30, 1996) for the three month period ended June 30, 1996 were $5,513,000 as compared to $5,036,000 for the three month period ended July 31, 1995. Operating expenses for the six months ended June 30, 1996 (net of acquired in-process R&D) were $10,859,000, as compared to $9,976,000 for the six months ended July 31, 1995. The increased spending is primarily the result of higher levels of research and development activities in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash , cash equivalents and marketable securities aggregated $7,114,000 at June 30, 1996, and $12,686,000 at October 31, 1995 as well as
the acquisition of the Cisco FDDI product rights.    The decrease in  cash
position is primarily the result of funding on going operations, an increase in inventory and an increase in accounts receivable since October 31, 1995. As discussed in Note 3 to the consolidated financial statements, the Company secured a new credit facility with BankOne Texas, NA, to finance the Synaptel acquisition and new equipment purchases. The credit facility consists of an acquisition term loan, an equipment financing term loan and a revolving credit facility (see note 4 to the consolidated financial statements).

The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable needs for the next 12 months.

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 1996, The Annual Meeting of Shareholders of Interphase Corporation was held at the Company's office in Dallas Texas. The following matters were voted upon and approved at the meeting.

MATTER 1
An election of directors of the Company to serve until the next annual meeting for the Company was held. The following seven individuals were elected as Directors of the Company:

                                 Votes Cast      Votes
                                    For         Withheld
                                 ----------     --------

Michael E. Cope                   4,168,038      290,711
Dale Crane                        4,168,038      290,711
Paul N. Hug                       4,168,038      290,711
Robert H. Lyon                    4,168,038      290,711
R. Stephen Polley                 4,168,038      290,711
David H. Segrest                  4,168,038      290,711
S. Thomas Thawley                 4,168,038      290,711

To be elected a director each individual must have received a plurality of all votes cast at the meeting of election of directors.

MATTER 2
Also approved at the meeting by the following vote was a proposal to amend the Company's Amended and Restated Stock Option Plan to allow for the grant of nonqualified stock options at prices below fair market value.



    Votes Cast     Votes Cast                     Broker
        For          Against      Abstentions    Non-Votes
     ----------     ----------     -----------    ---------

    3,687,563        665,812         4,878        100,496

Approval of the plan required the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present in person or by proxy at the meeting.

MATTER 3
Also approved at the meeting by the following vote was a proposal to amend the Company's Directors Stock Option Plan to provide for the automatic grant of an option to each director elected or appointed at a time other than an annual meeting of shareholders.

    Votes Cast     Votes Cast                     Broker
        For          Against      Abstentions    Non-Votes
     ----------     ----------     -----------    ---------

    3,973,158        420,312         5,878        59,401

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



Date:  August 14, 1996


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