Form 10-Q/A
period 1996-06-30
INTERPHASE CORP
filed 1996-08-29
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes [x]    No [ ]

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

                             INTERPHASE CORPORATION

Part II- Other Information


     Item 4. Amended-Submission of Matters to a vote of Security Holders


Matter 1

An election of directors of the Company to serve until the next annual meeting for the Company was held. Additional votes cast in matter 1 as originally reported in the 10Q as of June 30, 1996 were as follows: James F.
Halpin, votes cast for 4,168,038, votes withheld 290,711.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INTERPHASE CORPORATION
                                                      (Registrant)



Date:  August 29, 1996


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