Form 10-Q
period 1996-09-30
INTERPHASE CORP
filed 1996-11-14
CIK 728249

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996         Commission File Number 0-13071

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

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                   -------     -------

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 12, 1996
             -----                           --------------------------------
  Common Stock, No par value                            5,489,948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INTERPHASE CORPORATION

                                    INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Interim Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                  and October 31, 1995                                         3

                  Consolidated Statements of Operations for the three
                  months and nine months ended September 30, 1996 and
                  October 31, 1995                                             4

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1996 and October 31, 1995         5

                  Supplemental Schedule of Cash Flows                          6

                  Notes to Consolidated Interim Financial Statements         7-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-11


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on From 8-K                            12

                  Signature                                                   13

                            INTERPHASE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)

                                                                 September 30,   October 31,
ASSETS                                                               1996          1995
------                                                           -------------   -----------
                                                                  (Unaudited)
Cash and cash equivalents                                           $  1,114       $ 3,320
Marketable securities                                                  4,069         9,366
Trade accounts receivable, less allowances for uncollectible
  accounts of $232 and $238, respectively                             15,197         7,521
Inventories, net                                                      12,402         7,486
Prepaid expenses and other current assets                              1,372           957
Deferred income taxes, net                                               678           594
                                                                    --------       -------
  Total current assets                                                34,832        29,244
Machinery and equipment                                               13,192        10,920
Leasehold improvements                                                 2,844         2,758
Furniture and fixtures                                                   295           351
                                                                    --------       -------
                                                                      16,331        14,029
Less-accumulated depreciation and amortization                       (10,880)       (8,820)
                                                                    --------       -------
  Total property and equipment, net                                    5,451         5,209

Capitalized software, net of accumulated amortization                    486           524
Deferred income taxes, net                                               217           301
Investments in unconsolidated subsidiaries                             1,525            -
Acquired developed technology                                          6,244            -
Goodwill                                                               3,275            -
Other assets                                                             974           152
                                                                    --------       -------
  Total assets                                                      $ 53,004       $35,430
                                                                    --------       -------
                                                                    --------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued liabilities                            $  8,215       $ 3,193
Accrued compensation                                                   3,401         1,357
Income taxes payable                                                      -            366
Current portion of debt                                                1,147            -
                                                                    --------       -------
  Total current liabilities                                           12,763         4,916

Deferred lease obligations                                                78           103
Other liabilities                                                        607            -
Long term debt                                                        10,580            -
Other debt                                                               303            -
                                                                    --------       -------
  Total liabilities                                                   24,331         5,019

Common stock, no par value                                            34,385        24,177
Retained earnings                                                     (5,658)        6,263
Unrealized holding period loss                                           (54)          (29)
                                                                    --------       -------
  Total shareholders' equity                                          28,673        30,411
                                                                    --------       -------
  Total liabilities and shareholders' equity                        $ 53,004       $35,430
                                                                    --------       -------
                                                                    --------       -------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (Unaudited)


  Three Months Ended                                                Nine Months Ended
----------------------                                           ----------------------
30-Sep-96    31-Oct-95                                           30-Sep-96    31-Oct-95
---------    ---------                                           ---------    ---------

 $16,370      $12,517     Revenues                                $ 39,565     $36,346
   8,499        6,244     Cost of sales                             19,915      18,219
 -------      -------                                             --------     -------
   7,871        6,273     Gross profit                              19,650      18,127
   3,205        2,008     Research and development                   7,759       5,628
   2,874        2,351     Sales and marketing                        7,194       6,754
   1,475          984     General and administrative                 3,460       2,937
       -            -     Acquired in-process R&D                   11,646           -
 -------      -------                                             --------     -------
   7,554        5,343       Total operating expenses                30,059      15,319
 -------      -------                                             --------     -------
     317          930     Operating income (loss)                  (10,409)      2,808
 -------      -------                                             --------     -------
 -------      -------                                             --------     -------
     116          174     Interest income                              333         474
    (248)           -     Interest expense                            (248)          -
       7           (1)    Other, net                                    (3)         (8)
 -------      -------                                             --------     -------
     192        1,103     Income (loss) before income taxes        (10,327)      3,274
      25          340     Provision for income taxes                   427       1,121
 -------      -------                                             --------     -------
 $   167      $   763     Net income (loss)                       $(10,754)    $ 2,153
 -------      -------                                             --------     -------
 -------      -------                                             --------     -------
                          Net income  (loss) per common and
 $  0.03      $  0.15       common equivalent share               $  (2.19)    $  0.43
 -------      -------                                             --------     -------
 -------      -------                                             --------     -------
                          Weighted average common and common
   5,709        5,220       equivalent shares                        4,920       5,051
 -------      -------                                             --------     -------
 -------      -------                                             --------     -------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (Unaudited)


                                                                            Nine Months Ended
                                                                          ---------------------
                                                                          30-Sep-96   31-Oct-95
                                                                          ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(10,754)    $ 2,153
  Adjustment to reconcile net income to net cash provided (used)
    by operating activities:
  Depreciation and amortization                                              2,938       2,136
  Write off of acquired in-process research and development                 11,646          -
  Change in assets and liabilities: -net of Synaptel acquisition
    Trade accounts receivable                                               (8,599)       (937)
    Inventories                                                             (1,148)         15
    Prepaids expenses and other current assets                                 154        (339)
    Accounts payable and accrued liabilities                                 1,195           4
    Accrued compensation                                                       181        (122)
    Income taxes payable                                                        -            1
  Deferred income taxes payable                                                 77         165
  Deferred lease obligations                                                   (99)        (26)
                                                                          --------     -------
  Net adjustments                                                            6,345         897
                                                                          --------     -------
    Net cash provided (used) by operating activities                        (4,409)      3,050

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment and leasehold improvements               (2,542)     (2,057)
  Additions to capitalized software                                         (1,088)       (227)
  Decrease (Increase) in other assets                                         (153)         (8)
  (Increase) in acquired developed technology                               (2,500)         -
  Decrease (Increase) in marketable securities                               5,298      (1,687)
  Cash acquired in Synaptel acquisition                                         11          -
  Change in holding period gain/loss on marketable securities                  (25)        110
                                                                          --------     -------
    Net cash provided (used) by investing activities                          (999)     (3,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in current debt payable                                             (27)         -
  Increase in long term debt payable                                         2,580          -
  Increase in common stock                                                     992         612
                                                                          --------     -------
    Net cash provided (used) by financing activities                         3,545         612
                                                                          --------     -------
Net increase (decrease) in cash and cash equivalents                        (1,863)       (207)
Cash and cash equivalents at beginning of period                             2,977       3,527
                                                                          --------     -------
Cash and cash equivalents at end of period                                $  1,114     $ 3,320
                                                                          --------     -------
                                                                          --------     -------
Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                              478       1,013
Income taxes refunded                                                            8         189


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION
                      SUPPLEMENTAL SCHEDULE OF CASH FLOWS
                                 (in thousands)


Supplemental schedule of noncash investing and financing activities

The Company purchased all of the capital stock of Synaptel.


     Fair value of assets acquired                      $(26,676)
     Liabilities assumed                                   7,687
     Acquisition debt                                      8,000
     Common stock issuable                                 9,200
     Accrued aquisition costs                              1,800
                                                        --------
          Cash acquired in Synaptel acquisition         $     11



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Effective January 1, 1996 the Company changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the quarter ended September 30, 1996, are being compared with results from the prior year quarter ended October 31, 1995. The Company has not recast the prior year financial information presented herein to conform to the new fiscal quarter ends, as management does not believe such recasting would be as meaningful for comparative purposes, as the October 31, 1995 information presented herein. Management believes the October 31, 1995 results are the most comparable to the quarter ended September 30, 1996 results, particularly for comparing trends in operations.

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

Weighted average common and common equivalent shares:

                             Three Months Ended       Nine Months Ended
                             -------------------------------------------
                             SEP 30,    OCT 31,       SEP 30,    OCT 31,
      (IN THOUSANDS)          1996       1995          1996       1995
      --------------         -------    -------       -------    -------
      Outstanding             5,348      4,627         4,920      4,561
      Stock options             361        593           ---        490
                              -----      -----         -----      -----
           Total              5,709      5,220         4,920      5,051
                              -----      -----         -----      -----
                              -----      -----         -----      -----

3.  ACQUISITIONS


SYNAPTEL

Effective June 29, 1996 the Company acquired all the capital stock of Synaptel,
S.A., ("Synaptel"), a French company, for approximately $19,000,000.   The
purchase consideration consisted of $8,000,000 in cash, 594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition has been accounted for using the purchase method of accounting from the effective date of the acquisition. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill. Identified intangibles acquired included approximately $11,645,000 of in-process research and development, $4,230,000 of developed technology and $390,000 related to Synaptel's assembled workforce. Goodwill, developed technologies and assembled workforce will be amortized using the straight-line method. Acquired in-process research and development activities have no alternative future use and have not achieved technological feasibility; accordingly, the amounts have been expensed in the accompanying consolidated statement of operations for the periods ended June 30, 1996.

In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earn-out and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods.

ACQUIRED PRODUCT RIGHTS

In June, 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco Systems Inc. The acquired product rights are included in acquired developed technology and the accompanying June 30, 1996, balance sheet will be amortized ratably over the anticipated revenue stream of such products sold.

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

5.  PRO FORMA FINANCIAL INFORMATION

The pro forma financial information is presented for the nine month period ended September 30, 1996. This pro forma financial information give effect to the purchase of Synaptel as if such transaction had occurred as of January 1, 1996. Such information for the nine month period ended October 31, 1995 is not presented since that information is not available and would not be cost beneficial in obtaining. Net Sales; $42,658,000, net loss before extraordinary items; $2,019,000 and net loss per common and common equivalent share; $.38.

The Pro Forma Statements do not purport to represent what the results of operations of the Company would actually have been if the aforementioned transactions in fact had occurred on January 1, 1996, or to project the results of operations or financial position for any future periods or at any future date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYNAPTEL ACQUISITION

The Company acquired all the capital stock of Synaptel S.A., a Paris, France based company, effective June 29, 1996. Synaptel designs, manufactures and distributes a broad line of remote access, X.25 and ISDN (Integrated Services Digital Network) products which are primarily used in wide area network ("WAN") applications. As a result of the acquisition, the Company recognized an $11,646,000 expense in the quarter ended June 30, 1996 for acquired in-process research and development.

The quarter ended September 30, 1996 is the first quarter to include Synaptel in the Company's consolidated results of operations for the Company.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996 ("third quarter 1996") increased $3,853,000 or approximately 31% to $16,370,000 as compared to $12,517,000 for the three month period ended October 31, 1995 ("comparative period"). In the third quarter 1996 local area networking ("LAN") products grew 32% over the comparative period. FDDI product revenues increased 20%, older ethernet/token ring product revenues increased 6% and ATM product revenues increased 37% over the comparative period. LAN products in total comprised 68% of total revenues for both the third quarter of 1996, and the comparative period. FDDI, older ethernet/token ring) and ATM products represented 41%, 12% and 6% of total revenues, respectively for the third
quarter.   In addition, the Company made its initial shipments of its fast ethernet based product during 1996 and these products represented 8% of total revenues for the third quarter during 1996. WAN products comprised 21% of revenues for the third quarter 1996.

Mass storage product revenues, primarily SCSI adapter cards, decreased 58% in the third quarter 1996 from the comparative period. During the third quarter 1996 the Company made its initial shipments of products based upon the new, emerging fibre channel technology. Although the actual fibre channel product revenues were insignificant, products based upon this technology are expected to provide the next generation mass storage connectivity solutions. Mass storage products comprised 9% of total revenues in the third quarter 1996 and 27% in the comparative period.

Geographically, North America revenues comprised 74% of consolidated revenues in the third quarter 1996 compared to 88% in the comparative period. European revenues comprised 24% of consolidated revenues in the third quarter 1996 and 5%
in the comparative period.   Pacific Rim revenues comprised 2% of consolidated
revenues in the third quarter 1996 and 7% in the comparative period .

Revenues for the nine months ended September 30, 1996 increased $3,219,000 or 9% to $39,565,000 as compared to $36,346,000 for the nine month period ended October 31, 1995. Revenues from LAN products comprised 72% of consolidated revenue for the nine months ended September 30, 1996, as compared to 64% of consolidated revenues for the nine month period ended October 31, 1995 Revenue from WAN products comprised 9% for the nine months ended September 30, 1996. Revenue from mass storage products comprised 16% for the nine months ended September 30, 1996 and comprised 31% for the nine month period ended October
31, 1995.

The gross margin percentage for the three month period ended September 30, 1996 was approximately 48% as compared to approximately 50% for the three month period ended October 31, 1995. The gross margin percentage for each of the nine months ended September 30, 1996 and October 31, 1995 was approximately 50%.

Operating expenses for the three month period ended September 30, 1996 were $7,554,000 as compared to $5,343,000 for the three month period ended October 31, 1995. Operating expenses for the nine months ended September 30, 1996 (excluding $11,646,000 related to acquired in-process R&D in the quarter ended June 30, 1996) were $18,413,000, as compared to $15,319,000 for the nine months ended October 31, 1995. The increased operating expenses reflect the addition of the Synaptel operations as well as increased levels of research and development activities in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated
$5,183,000 at September 30, 1996, and $12,686,000 at October 31, 1995.   The
decrease in cash position is primarily the result of the Cisco FDDI adapter card product line and Synaptel acquisitions, increases in accounts receivable due to sales growth and increased capital equipment and capitalized software purchase activities during 1996.

The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable needs for the next 12 months.

                                   PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K

         2.1 Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder Ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). Filed as Exhibit 2.1 to the Company's current report on Form 8-K on August 6, 1996 and incorporated herein by reference.

         2.2 Loan agreement dated as of June 26, 1996 between Interphase Corporation and Bank One Texas, N.A. Filed as Exhibit 10 to the Company's current report on Form 8-KA on October 4, 1996 and incorporated herein by reference.

    (b)  Reports on Form 8-K and 8KA

         The Company filed the following reports on Form 8-K and 8-KA, for the quarter ended September 30, 1996:

         DATE OF FILING           ITEM REPORTED       SUBJECT OF REPORT
         --------------           -------------       -----------------
         August 5, 1996                 2             Announcing Synaptel
                                                      acquisition

         October 4, 1996                7             Financial statements,
                                                      pro forma financial
                                                      information and
                                                      exhibits for Synaptel

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERPHASE CORPORATION
                                            (Registrant)



Date:  November 13, 1996


                                       /s/ ROBERT L. DRURY
                                       -----------------------------------
                                       Robert L. Drury
                                       Chief Financial Officer and
                                       Vice President Finance
                                       (Principal Financial and
                                       Accounting officer)