Form 10-K
period 1996-12-31
INTERPHASE CORP
filed 1997-03-31
CIK 728249

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    --------------

                                      FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1996       Commission File Number 0-13071

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

                                  TITLE OF CLASS
                                  --------------
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X      No
                                           ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1997 was approximately $39,697,762.

As of March 17, 1997, registrant had outstanding 5,492,608 shares of Common
Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: (1) Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 14, 1997 (Part III).

--------------------------------------------------------------------------------

                                       PART I

ITEM 1.  BUSINESS.

INTRODUCTION

Interphase Corporation and subsidiaries ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high-performance network and mass storage products based on advanced technologies for some of today's most powerful computer systems. Interphase's network and mass storage products include high performance network adapters, concentrators and computer network operating system software drivers. The Company's local area network ("LAN") products implement high speed networking technologies such as Fiber Distributed Data Interface ("FDDI"), Asynchronous Transfer Mode ("ATM"), fast ethernet (both 100 VG-AnyLAN and 100 Base T), as well as ethernet (10Base T) and Token Right technologies that facilitate the high speed movement of information across computer networks. The Company's wide area network ("WAN") products serving both the server class and client class utilize Integrated Services Digital Network ("ISDN") and X.25 technologies. In addition, the Company announced, in early 1997, its first Digital Subscriber Loop "(xDSL") product, an Asynchronous DSL ("ADSL") adapter card with general availability expected in mid 1997. The Company's mass storage controllers are currently based on Small Computer Systems Interface ("SCSI") technology and high speed Fibre Channel technology to facilitate the movement of data to and from mass storage devices. Fibre Channel can also be used for a high speed interconnect in clustered applications. The Company's products are designed to not only comply with the appropriate open system technical standards but also optimize the performance of the customer's network and mass storage environments.

The Company's LAN adapters and mass storage controllers consist of both hardware and software. The hardware is essentially printed circuit boards which plug into the backplane of a computer and incorporate industry standard bus architectures of the most popular client/server platforms such as PCI, Sbus, EISA, VME, GIO and PMC, as well as input-output front-ends for many performance oriented computer systems. The Company's network adapters support a variety of media including fiber optic cabling and unshielded twisted pair ("UTP") and shielded twisted pair ("STP") copper wire. The Company's software consists of drivers for the most popular client/server operating systems such as Windows NT, Netware, HP-UX, IRIX, O/S2, Solaris, SunO/S, AIX and certain real-time operating systems. In addition the software may include diagnostics, station management ("SMT") and in certain cases off loads the processing of the protocol stack from the server to the adapter card. The Company's FDDI concentrator products are stand-alone network devices which serve as a single point of connection for multiport local area networks as well as perform certain network traffic management tasks. The mass storage controllers provide a high-speed connection to computer peripheral devices, such as disk drives, tape drives and printers. The Company's WAN adapters are complete ISDN packages that allow standalone desktops and notebooks to connect to Shiva Lan Rover, PPP/ISDN routers, and FTP software ONnet as well as X.25 remote access products. The Company's products are used in a wide range of computer applications including graphics workstations, high performance work groups, CPU clusters, medical imaging, telephone switching, on-line transaction processing and financial services networks.

With respect to the client/server computer market, the majority of the Company's products have traditionally been installed in the server (or "host") as opposed to the client (or "desktop") side of the network. This reflects the Company's historical focus on the development of high-performance, fully featured products that are targeted for the most demanding computer networks. Given the recent emergence of more powerful desktop computing environments and a growth in demand for data intensive applications, the Company believes that its strengths in certain network and mass storage technologies will create significantly more opportunities for desktop installations of its products in future years.

The Company believes that its success in gaining significant market share in its selected markets is dependent upon not only the development and manufacturing of high performance, high quality products but also in establishing and maintaining the appropriate distribution channels. The Company has original equipment manufacturer ("OEM") agreements with some of the best known companies in the computer business for its network products and mass storage controllers. The Company's customers include OEM's of computer systems and network switches, systems integrators, value added
resellers ("VAR"), distributors and end-users.    The Company believes that
it must maintain an ongoing synergistic relationship with its customers and demonstrate technology leadership coupled with sophisticated manufacturing and customer support capabilities. The Company's manufacturing and development activities are certified under the ISO 9001 international quality standard. This standard, considered the most comprehensive of the ISO 9000 standards, applies to not only manufacturing quality, but design, development and support quality systems as well. Certain companies in the United States and Europe now require ISO certification of their key suppliers. The Company's headquarters and manufacturing facilities are located in Dallas, Texas.

Effective June 29, 1996, the Company purchased all the issued and outstanding capital stock of Synaptel S.A. ("Synaptel"), a French societe anonyme from six Synaptel stockholders. Synaptel designs and distributes a broad line of remote access and ISDN products, which include both significant software content and interoperability with a broad range of networking protocols. Synaptel employs approximately 70 people, primarily in Paris, France. The Company has no present intention to change the use of the plant, equipment and other physical property used in its business.

The Company, a Texas corporation, was founded in 1977.

PRODUCT OVERVIEW

The bus structure of a computer system is the pathway over which data flows among the system's components, such as the central processing units ("CPU"), disk or tape drives and network adapters. The bus structure of a computer coordinates the timing and routing of data, as well as defines the system architecture for components which interface with each other. The Company develops and sells products based on high performance bus
architectures such as PCI, Sbus,  EISA, VME, GIO and PMC.   These bus
architectures were developed by computer system manufacturers and are considered "open systems" since certain specifications of the architecture are published. The concept of open systems has gained significant momentum in recent years and has allowed end-users to configure a computing and network environment that incorporates desired technology, features, scalibility and support from a variety of product and service providers.

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

NETWORK PRODUCTS

Revenues derived from networking products represented approximately 84% of consolidated revenues for the year ended December 31, 1996, 61% and 58% of consolidated revenues during the years ended October 31, 1995 and 1994, respectively.

LAN

Over the past several years the Company has developed a diverse line of LAN products targeted for the VME, Sbus, EISA, PCI, GIO and PMC bus marketplace. The majority of these products are sold directly to OEMs but a substantial portion are also sold to VAR's, system integrators, distributors and large end-users.

The Company's products included within this broad grouping can be further divided into board level controller (adapter) products and stand-alone network devices.

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

VME/FDDI 5211 represents a third generation FDDI network adapter from Interphase. This host based product is capable of supporting varying types of media (e.g., fiber or copper) and contains an optical bypass control. It can be used in VME64 systems and is capable of link level or on-board protocol processing. Its RISC-based architecture can be configured for either single or dual attachment to an FDDI network and is available in a 9U or 6U form factor (refers to standard form factors of the printed circuit board).

SBUS/FDDI 4611 is a high performance FDDI network adapter for SBus systems. It contains many of the same features as the VMEbus FDDI products such as support for various media. The Solaris or SunOS software driver included with this product contains native TCP/IP support and integrated Station Management (SMT).

EISA/FDDI 4811 is a high performance FDDI network adapter for EISA bus systems. It provides for full implementation of FDDI Station Management (SMT) on-board, freeing the host CPU to execute applications and upper level protocols.

PCI/FDDI 5511 is a high performance FDDI network adapter for PCI based systems. It provides Single Attach (SAS) connectivity for FDDI workstations or server connectivity to a concentrator in a workgroup topology. It also comes with a Dual Attach (DAS) option for direct A-B connectivity to an FDDI ring or concentrator, or for dual homing between two concentrators. The 5511 provides connections for multimode fiber and TP-PMD compliant Category 5 Unshielded Twisted Pair copper wiring.

PMC/FDDI 4511 provides reliable, high-performance 100 Mbps FDDI connectivity for PMC-based systems. It supports multimode fiber and copper wiring.

SBUS/FDDI CDDI WA-C30 adapter provides high performance, 100-Mbps connectivity to FDDI networks for SPARC-based worstations and servers. It supports single attachment and fault-tolerant, dual attachment connections.

EISA/FDDI CDDI WA-C32 adapter provides high performance 100 Mbps connectivity to workgroup servers and workstations.

    ETHERNET AND FAST ETHERNET PRODUCT LINE-

VME/ETHERNET 4207 provides a connection to an ethernet network for VMEbus systems. It is a high performance protocol processor that is capable of data rate transfers of over 30 Mbytes/second.

VME ETHERNET 4221 adapter is a 10 Base-T product. This adapter is an intelligent network interface which can provide up to four Ethernet ports from a single VME or VME64 slot.

SBUS /100VG-ANYLAN 4622 adapter provides Sun SPARC stations and 100% compatibles with selectable connectivity to networks based either on 10Base-T or 100VG-AnyLAN technology.

EISA/100 BASE-T 4824 adapter provides either 100 Mbps or 10 Mbps automatically configured based on the type of network connection.

PMC/100 BASE T 4524 adapter provides 802.3u 100Base-T connectivity for most PMC-compliant systems. Driver support includes: AIX, Solaris and Window NT.

    ATM PRODUCT LINE-

ATM is a scalable network technology capable of providing enhanced quality of service in managing video, audio and data transmissions compared to other existing network technologies. The scalable capability of ATM allows the deployment of products with data transfer rates of 25 Mb, 51 Mb, 100 Mb, 155 Mb and 622 Mb, based upon the same core technology and operating within the same network. ATM will also provide enhanced network management capabilities and is expected to be suitable for many desktop and server computing environments. This developing industry standard is expected to gain wide acceptance among both network and computer system manufacturers as well as large cable system operations and telecommunications firms (by whom it was initially developed and promoted). The ATM adapter market is anticipated to grow rapidly over the next several years. These adapters can connect stations over ATM using multimode fiber, single-mode fiber, or Category 5 Unshielded Twisted Pair copper cable.

PCI ATM 5515 adapter provides full duplex ATM connectivity for most PCI-compliant systems. This adapter supports Windows NT, Novell NetWare and Apple MacOS environments.

SBUS ATM 4615 adapter provides full duplex ATM connectivity for virtually all Sun Sbus platforms from 600 MP Servers to the SPARCcenter 2000. This adapter supports SunOS 4.1.3. and Solaris 2.3 or greater.

EISA ATM 4815 adapter provides full duplex ATM connectivity for many EISA-compliant systems from high performance PCs and workstations to powerful mutiprocessing servers running Windows NT and Novell NetWAre.

VME ATM 5215 adapter provides full duplex ATM connectivity for SGI Onyz and Challenge systems running the IRIX

GIO ATM 4915 adapter provides full duplex ATM connectivity for virtually all Silicon Graphics GIO-based platforms. This adapter supports SGI's IRIX operating system version 5.3.

PMC ATM 4515 adapter provides reliable, high performance ATM connectivity for PMC-based systems. This adapter supports SONET OC-3 155 Mpbs connectivity.

PCI ATM 6516 adapter is 3U CompactPCI, which provides full-duplex 155 Mbps ATM connectivity.

PCI ATM 5525 adapter provides full duplex 25 Mbps ATM connectivity for most PCI-compliant systems.

STAND ALONE NETWORK DEVICES-

M1600 FDDI CONCENTRATOR provides multiport connectivity to an FDDI network. It supports up to 16 master ports and facilitates high speed FDDI networking between a variety of computing devices and across different types of FDDI media including fiber and copper. This device is "hot swappable" meaning that individual modules may be replaced, removed or added without interrupting the entire network. Other fault tolerance features include an external optical bypass control and an optional redundant power supply, making the M1600 well-suited for demanding FDDI backbone environments.

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

WAN

Upon the acquisition of Synaptel by the Company in June 1996, Interphase now has a line of WAN products that provide optimal WAN and ISDN connectivity solutions for servers, remote LANs and PCs in multi-vendor networking environments. Interphase WAN products are compatible with Novell, Microsoft, IBM, Sun, Unix, SNA, X.25 Frame Relay and ISDN.

SERVER CLASS products include fully featured, multi-purpose and multi-operating systems products for ISDN or X.25 technologies. These products are used by networking professionals to outfit remote offices or central offices with ISDN/WAN adapter that can manage multiple ISDN channels or multiple communication modes.

CLIENT CLASS products are passive ISDN or modem, board level products which are used in desktop and laptop computers. Typical products are Syncard Modems, Syncard PCMCIA ISDN, and Syncard ISDN, and are dedicated primarily to Windows operating systems for desktop and laptop applications.

MASS STORAGE CONTROLLER PRODUCTS

Revenues derived from mass storage controller products represented approximately 14% of consolidated revenues for the year ended December 31, 1996, 34% and 39% of consolidated revenues during the years ended October 31, 1995 and 1994, respectively.

The Company's mass storage product line includes products that function in VMEbus, EISA bus, Multibus and PCIbus systems. During 1996 and 1995, the vast majority of mass storage revenues were derived from SCSI products. Presently, SCSI is the most popular mass storage technology for both desktop and server applications since it is "device independent" whereas many technologies prior to SCSI were not. Device independent refers to the fact that the controller can access and send data to and from a variety of peripheral devices (e.g., disk drives, tape drives or printers). Historically, the primary market for these products has been computer system OEM's. The Company introduced its first Fibre Channel product in 1996. Fibre Channel is an emerging high-speed data transfer technology. Fibre Channel is regarded as a follow-on migration path from SCSI. It is 10 to 250 times faster than existing technologies, including SCSI, capable of transmitting at rates of one gigabit per second simultaneously in both directions. This kind of performance is a practical necessity when sizable files containing x-rays or MRI scans are retrieved from a storage device. Fibre Channel can also operate over distances up to 10 km. For disaster recovery purposes it is an ideal technology for backing up mission critical data to mass storage device at a secure remote location.

SCSI

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

FIBRE CHANNEL

PCI/FIBRE CHANNEL 5526 adapter provides single port connection, powered by the Hewlett-Packard Tachyon Fibre Channel protocol engine.

PCI/FIBRE CHANNEL 6526 adapter is a 3U CompactPCI adapter which delivers full 100mbps throughput for next generation mass storage applications.

INTERPHASE (I)CHIPTPI is a single chip solution which allows the Hewlett-Packard Tachyon Fibre Channel controller to be used in conjunction with the industry standard PCI bus.

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

In 1996, the Company applied the majority of its engineering development resources to products for the emerging ATM market. This network technology provides for the integration of voice, video and data transmission in local area networks and wide area networks, significant improvements in network managability, and scalability of speed from 25 megabits per second ("Mbps") to 51, 100, 155 and 622 Mbps.

In addition, the Company has continued its focus on FDDI products, including PCI, GIO, and Sbus FDDI adapter cards and the M400 low cost four or eight port FDDI concentrator with copper or fiber connectivity and optional SNMP management. In 1996, the Company introduced its first Fibre Channel mass storage controller.

Since the acquisition of Synaptel, engineering development activities have also been focused on products for the WAN market. These development efforts include products based upon ISDN, X.25 and xDSL technologies.

MARKETING AND CUSTOMERS

The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During 1996 no single customer accounted for more that 10% of consolidated revenues. During the year ended October 31, 1995, sales to Pyramid Corporation accounted for $7,039,000 or 15% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During the year ended October 31, 1994, two customers accounted for more than 10% of consolidated revenues, Sequent Computer and Motorola Systems, with revenues of $4,125,000 and $4,082,000, respectively, each of which equaled approximately 10% of consolidated revenues.

In 1989, Motorola purchased 660,000 shares of common stock of the Company at a price of $11.00 per share. In addition, Motorola received warrants to purchase an additional 660,000 shares of common stock at an exercise price of $15.40 per share. The warrants were not exercised by Motorola and expired in March 1996. Sales to Motorola approximated 6%, 6% and 10% of the Company's revenues for the years ended December 31, 1996, October 31, 1995 and 1994, respectively.

The Company markets its products through its own sales organization and, to a lesser extent, through a network of independent sales representatives. In addition to the Company's headquarters in Dallas, Texas, the Company has sales offices located in or near Santa Clara, California; Boston, Massachusetts; Portland, Oregon; Phoenix, Arizona; Minneapolis, Minnesota; Nashua, New Hampshire; Tokyo, Japan; London, England; and Paris, France. The Company's sales personnel market products directly to key customers as well as support the sales representative network. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Anixter, Fuji-Xerox, Gates/Arrow and Westcon.

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

MANUFACTURING AND SUPPLIES

Most manufacturing operations are currently conducted at the Company's headquarters in Dallas, Texas. In addition, the Company utilizes contract manufacturing operations for the assembly of certain products, including those produced in France. The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

The Company uses internally designed, applications specific integrated circuits ("ASIC"), some of which are sole-sourced, on most of its products as well as standard off-the shelf items presently available from two or more suppliers. Historically the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand, and the Company believes that it has good relations with its vendors

The Company generally does not manufacture products to stock in finished goods inventory, as substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company does not have any material requirements to maintain significant inventories or other working capital items.

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

EMPLOYEES

At December 31, 1996, the Company had 269 full-time employees, of which 81 were engaged in manufacturing and quality assurance, 91 in research and development, 56 in sales, sales support, service and marketing and 41 in general management and administration.

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

ITEM 2.  PROPERTIES.

The Company leases a 96,000 square foot facility located in Farmers Branch, Texas, a suburb of Dallas. The facility includes approximately $2.8 million in leasehold improvements that were made by the Company. The lease, inclusive of
renewal options, extends through 2009.   In addition the Company leases a
facility in Chaville, France (near Paris) which supports the European markets. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, and fixtures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

Not applicable


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS.

Since January 1984 shares of the Company's common stock have been traded on The Nasdaq Stock Exchange under the symbol INPH. The following table summarizes its high and low price for each fiscal quarter during 1996 and 1995 as reported by Nasdaq.

FISCAL 1996              HIGH          LOW
--------------------------------------------
First Quarter           13 7/8         9 7/8
Second Quarter          20 1/4        13 1/2
Third Quarter           16 1/2        10
Fourth Quarter          16 3/8        10

FISCAL 1995              HIGH          LOW
--------------------------------------------
First Quarter           12 3/4         8 1/2
Second Quarter          12 3/8         8 3/8
Third Quarter           17 3/4         9 3/4
Fourth Quarter          17 1/2        10 1/2

The Company had approximately 900 beneficial owners of its Common Stock, of which 92 are of record, as of March 15, 1997.

The Company has not paid dividends on its Common Stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

ITEM 6.       SELECTED  FINANCIAL DATA

Statement of Operations Data:           Twelve months     Two months
(In Thousands, except per share data)    ended Dec. 31,  ended Dec. 31,   Twelve months months ended Oct. 31,
                                             1996           1995        1995       1994      1993        1992
                                  ----------------------------------------------------------------------------
Revenues                                 $ 56,752       $  3,379      $47,368    $40,303    $38,496    $44,258

Gross profit                               27,964          1,224       23,547     20,066     18,764     24,142

Research and development                    9,902          1,360        7,327      7,862      8,772      9,180

Sales and marketing                        10,297          1,173        8,583      7,599      9,087      8,337

General and administrative                  4,905            634        4,004      4,146      4,847      4,380

Special charges                            11,646              -            -      1,148      2,447          -

Operating income (loss)                    (8,786)        (1,943)       3,633       (689)    (6,389)     2,245

Other, net                                   (705)            94          589        278        404        592

Income (loss) before income tax            (9,491)        (1,849)       4,222       (411)    (5,985)     2,837

Net income (loss)                         (10,055)        (1,167)       2,759       (280)    (4,201)     1,787

Net income (loss) per share                 (1.99)         (0.25)        0.55      (0.06)     (0.94)      0.39

Weighted average number of common
  and common equivalent shares               5,062          4,663        5,051      4,484      4,472      4,592



                                  -----------------------------------------------------------------------------
                                        December 31,                              October 31,
Balance Sheet Data:                        1996                    1995      1994          1993      1992
---------------------------------------------------------------------------------------------------------------
Working Capital                          $ 22,836                     $24,328    $20,776     $19,053    $21,796

Total Assets                               53,924                      35,430     31,943      32,339     36,468

Total Liabilities                          23,538                       5,019      5,094       5,239      5,240

Shareholders' equity                       30,386                      30,411     26,849      27,100     31,228


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


     CONSOLIDATED STATEMENTS OF OPERATIONS PERCENTAGE OF REVENUES
                                              TWO
                                     YEAR    MONTHS
                                    ENDED     ENDED
                                   DEC. 31,  DEC. 31,   YEARS ENDED OCT. 31,
                                    1996      1995        1995      1994
                                     ---------------      ----------------
Revenues                             100.0%    100.%      100.0%    100.0%
Cost of sales                         50.7     63.8        50.3      50.2
                                     ---------------      ----------------

Gross profit                          49.3     36.2        49.7      49.8

Research and development              17.4     40.2        15.4      19.5
Sales and marketing                   18.1     34.7        18.1      18.9
General and administrative             8.6     18.8         8.5      10.3
Provision for strategic realignment     -        -           -        2.8
Acquired in-process R&D               20.5       -           -         -
                                     ---------------      ----------------

Operating income (loss)              (15.3)   (57.5)        7.7      (1.7)
                                     ---------------      ----------------

Interest income                        0.7      2.8         1.2        .8
Interest expense                      (0.9)      -           -         -
Other, net                            (1.0)      -           -         -
                                     ---------------      ----------------

Income (loss) before income taxes    (16.5)   (54.7)        8.9       (.9)
Provision (benefit) for income taxes   1.0    (20.2)        3.1       (.3)
                                     ---------------      ----------------
Net income (loss)                    (17.5)%  (34.5)%       5.8%      (.6)%
                                     ---------------      ----------------
                                     ---------------      ----------------

Effective January 1, 1996, the Company changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the year ended December 31, 1996, are being compared with results for the year ended October 31, 1995. The Company has not recast the prior year financial information presented herein to conform to the new fiscal year end, as management believes the October 31, 1995 results are the most comparable to the December 31, 1996 results.

In June 1996, the Company acquired Synaptel S. A. ("Synaptel"), a French company which designs and distributes a broad line of remote access and ISDN products, which include both significant software content and interoperability with a broad range of networking protocol.

RESULTS OF OPERATIONS

REVENUES: Total revenues for the year ended December 31, 1996 were $56,752,000 as compared to $47,368,000 and $40,303,000 for the years ended
October 31, 1995 and 1994, respectively. This represents a growth in revenues of 20% from 1995 to 1996. Revenues from Synaptel products were approximately $7,100,000 since the acquisition in mid-1996. The remaining improvement in revenues was led by a 17% increase in sales of the Company's FDDI (Fiber Distributed Data Interface) product line, a 17% increase in sales of older ethernet products, a 116% increase in sales of ATM products, and partially offset by a 51% decline in SCSI products. In addition, the Company had significant first year revenues form its 100 Base T/VGAnyLAN fast ethernet product line. FDDI revenues approximated 43% of total revenues in 1996 with the remaining 57% as follows: SCSI 13%, ethernet 12%, ATM 8%, 100 Base T/VGLAN 8%, ISDN/ remote access 13% and other of approximately 3%.
Local area networking products in total comprised 71% of total revenues for 1996, mass storage product revenues 14% of total revenue and wide area networking products 13% of total revenues. North American revenues grew 2%, Pacific Rim revenues declined 3%, and European revenues increased two fold compared to 1995, primarily due to the acquisition of Synaptel. The increase in revenue from 1994 to 1995 was $7,065,000, which represents a growth of approximately 18%. This growth was due primarily to a 33% increase in revenue from the Company's FDDI products and a 9 % increase in SCSI products which was partially offset by a decrease of 17% in sales of older ethernet products. In 1995 FDDI revenues approximated 45% of total revenues, SCSI 33%, Ethernet 12% and ATM 4%. In 1995 local area networking comprised 61% of total revenues, with mass storage product revenues accounting for 34%, and other products accounting for the remaining 5% of total revenues.

COST OF SALES: Cost sales expressed as a percentage of revenues were 51%, 50% and 50% for the years ended December 31, 1996, October 31, 1995 and 1994, respectively. In 1996, the FDDI products experienced an improved gross profit over 1995, SCSI and ATM products were unchanged and ethernet products experienced a slight improvement in gross profit compared to 1995. Typical of a first year technology, 100 Base T/VGAnyLAN costs of sales were higher than the costs of the companies more developed products. In 1995, the cost of sales as a percentage of revenues were unchanged compared to 1994.

RESEARCH AND DEVELOPMENT:   The Company's investment in the development of new
products through engineering development, exclusive of acquired in-process research and development, was $9,902,000, $7,327,000 and $7,862,000 in 1996,
1995, and 1994, respectively. As a percentage of revenue, research and development expenses were 17%, 15% and 20% for 1996, 1995, and 1994, respectively. The increase in absolute spending in 1996 is a reflection of incremental engineering investments in products based upon the new emerging ATM, fast ethernet and fibre channel technologies, as well as WAN products following the acquisition of Synaptel. As a percent of revenue, research and development expenses are expected to remain essentially flat for 1997, as compared to 1996.

SALES AND MARKETING: Sales and marketing expenses were $ 10,297,000, $8,583,000, and $7,599,000 in 1996, 1995, and 1994, respectively. As a percentage of revenue, sales and marketing expenses were 18%, 18% and 19% for 1996, 1995, and 1994, respectively. The increase in absolute spending from 1994 to 1995 and 1995 to 1996 is primarily related to the increase in revenues each year, including activity resulting from the acquisition of Synaptel in 1996.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $4,905,000 $4,004,000 and $4,146,000 in 1996, 1995, and 1994, respectively.
As a percentage of revenue, general and administrative expenses were 9%, 9% and 10% for 1996, 1995 and 1994 respectively. Synaptel accounted for approximately 79% of the increase in 1996.

SPECIAL CHARGES:   In the second quarter of 1996 the Company recorded a
$11,646,000 charge to write off the in-process research and development costs acquired in connection with the acquisition of Synaptel. Acquired in-process research and development activities have no alternative future use and have not achieved technological feasibility; accordingly, the amounts have been expensed in the accompanying consolidated statements of operations for the period ended December 31, 1996 In the first quarter of 1994 the Company recorded a $1,148,000 provision for strategic realignment related to a 15% reduction in workforce, consolidation of the California engineering activities to Dallas and the write-off of nonproductive assets. At December 31, 1996 the entire reserve had been utilized for its specified purpose.

INTEREST INCOME: Interest income was $421,000, $586,000 and $309,000 in 1996, 1995 and 1994, respectively. The decrease in the current year is due to lower amounts of invested cash resulting from the acquisition of certain product rights from Cisco Systems Inc. and increased investments in accounts receivable.

PROVISION (BENEFIT) FOR INCOME TAXES: The Company's provision for income taxes in 1996, 1995, and 1994 is made up of the federal statutory rate of 34%, as well as a provision for state taxes. The write-off of acquired in-process research and development during 1996 was not tax benefited, which resulted in a net tax provision.

NET INCOME (LOSS): The net loss for the Company was $10,055,000 in 1996, compared to net income of $2,759,000 in 1995 and net loss of $280,000 in 1994. The loss in 1996 is attributable to the write off of acquired in-process research and development of $11,646,000 associated with the acquisition of Synaptel. The 1995 profit is a result of the 18% growth in revenues, while maintaining a gross margin of 50% and reducing operating expenses by 4% from 1994, resulting in a net income as a percentage of revenues of approximately 6%.

ADOPTION OF ACCOUNTING STANDARDS: In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121; "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. This adoption resulted in no adverse impact on the consolidated financial statements of the Company.

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This statement requires companies to either recognize compensation expense related to employee stock options in the income statement or disclose the pro-forma effect on earnings of the stock options in the footnotes to the financial statements. The Company adopted the footnote disclosure approach of SFAS No. 123 and the Company's pro forma disclosure can be found in the notes to the consolidated financial statements.

USE OF FORWARD LOOKING STATEMENTS: Certain statements contained in MD&A are forward-looking statements including statements concerning expected research and development expenses and the adequacy of the Company's sources of cash to finance its current and future operations. Factors which could cause actual results to materially differ from management's expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market domain; and the risks described from time to time in the Company's SEC reports.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated $5,850,000, $12,686,000 and $11,534,000 at December 31, 1996, October 31,
1995, and 1994, respectively. The decrease of $6,836,000 in the current year is primarily due to the acquisition of the Cisco product line and the growth in accounts receivable and inventories. The increase of $1,152,000 in 1995 was primarily due to the level of profitability in 1995 partially offset by the growth in accounts receivable and inventories. Expenditures for equipment and purchased software were nearly the same as depreciation and amortization expenses in 1996 and 1995. Expenditures for equipment and purchased software were $2,539,000, $2,728,000 and $1,492,000 in 1996, 1995 and 1994, respectively. At December 31, 1996, the Company had no material commitments to purchase capital assets. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 1997. In connection with the Synaptel acquisition in June 1996, the Company entered into a two-year $16,000,000 credit facility with a financial institution, subject to annual renewal provisions. This credit facility includes an $8,500,000 term loan, a $2,500,000 equipment loan and a $5,000,000 revolving credit facility. The term loan is due in quarterly installments beginning in November 1996, and expires in November 2001. The revolving credit facility expires in April 1998. In 1997, maturities of this credit facility are approximately $2,431,000. The Company expects that its cash, cash equivalents, marketable securities and the availability under its revolving credit facility will be adequate to meet foreseeable needs in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14 (a) below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

See information regarding the directors and nominees for director under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held in May 1997, which is incorporated herein by reference.

EXECUTIVE OFFICERS

As of March 1, 1997, the executive officers of the Company, their respective ages, positions held and tenure as officers are listed below:
                                                                    EXECUTIVE
                                                                    OFICERS OF
                                                                    THE COMPANY
   NAME              AGE   POSITION(S) HELD WITH THE COMPANY           SINCE
   ----              ---   ---------------------------------           -----
R. Stephen Polley     46   Chairman, Chief Executive Officer,          1993
                           Chief Operating Officer and President

Robert L. Drury       49   Chief Financial Officer,                    1992
                           Vice President of Finance and Treasurer

Earnest Godsey        49   Vice President of Business Development      1992

John E. Tuder         38   Vice President of Engineering               1995

R. STEPHEN POLLEY joined the Company as President and Chief Operating Officer and was elected a director by the Board of Directors in November 1993. In June 1994, Mr. Polley was named Chief Executive Officer of the Company and appointed Chairman of the Board of Directors. From August 1992 to February 1993, Mr. Polley acted as a consultant in strategic and management matters and as a director for Computer Automation, Inc. Computer Automation provided various products and services for use in facsimile management systems, minicomputers and microcomputers. From 1987 to April 1992, Mr. Polley served as
President, Chief Executive Officer and a director of Intellicall, Inc., a diversified supplier of telecommunications products and services including private pay telephones and microprocessor-based automated operator systems.


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


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is in the Proxy Statement dated April 10, 1997 for the Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information required by this Item is in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

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


(b) Reports on Form 8-K.

No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERPHASE CORPORATION

Date: March 28, 1997                   By:  /s/ R. STEPHEN POLLEY
                                          -------------------------------------
                                          R. Stephen Polley
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

                 NAME                             TITLE
                 ----                             -----

                                  Chairman of the Board of Directors,
                                    Chief Executive Officer, Chief
                                   Operating Officer and President
      /s/ R. STEPHEN POLLEY         (Principal executive officer)
-------------------------------
        R. Stephen Polley

                                          Chief Financial Officer,
     /s/ ROBERT L. DRURY               Vice President of Financial and
--------------------------------     Treasurer (Principal finance officer)
        Robert L. Drury


       /s/ GARY  W. FIEDLER                       Director
--------------------------------
           Gary Fiedler

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

     /s/ DAVID H. SEGREST                         Director
--------------------------------
       David H. Segrest

    /s/ S. THOMAS THAWLEY                         Director
--------------------------------
       S. Thomas Thawley

                     INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants -
     ARTHUR ANDERSEN LLP                                                  F-2

Consolidated Balance Sheets - December 31, 1996
    and October 31, 1995                                                  F-3

Consolidated Statements of Operations - Periods Ended
     December 31, 1996 and 1995,  October 31, 1995 and  1994              F-4

Consolidated Statements of Shareholders' Equity - Periods Ended
     December 31, 1996 and 1995, October 31, 1995 and 1994                F-5

Consolidated Statements of Cash Flows - Periods Ended              F-6 to F-7
     December 31, 1996 and 1995, October 31, 1995 and 1994

Notes to Consolidated Financial Statements                        F-8 to F-18

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder's and Board of Directors of Interphase Corporation:

We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 1996, and October 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996, the two month period ended December 31, 1995 and the years ended October 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 1996, and October 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the two month period ended December 31, 1995 and the years ended October 31, 1995 and 1994, in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP


Dallas, Texas
February 5, 1997

                                INTERPHASE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                        (in thousands, except number of shares)

                                            December 31,  October 31,
                                                1996          1995
ASSETS                                      ------------  -----------
------
Cash and cash equivalents                   $   2,271      $ 3,320
Marketable securities                           3,579        9,366
Trade accounts receivable, less allowances
 for uncollectible accounts of $503 and
 $238 respectively                             15,182        7,521
Inventories, net                               12,599        7,486
Prepaid expenses and other current assets       1,221          957
Deferred income taxes, net                        886          594
                                            ---------      --------
     Total current assets                      35,738       29,244
                                            ---------      --------
Machinery and equipment                        12,340       10,920
Leasehold improvements                          2,863        2,758
Furniture and fixtures                            278          351
                                            ---------      --------
                                               15,481       14,029
Less-accumulated depreciation and
 amortization                                 (10,394)      (8,820)
                                            ---------      --------
     Total property and equipment, net          5,087        5,209
                                            ---------      --------
Capitalized software, net                         400          524
Deferred income taxes, net                        392          301
Acquired developed technology, net              5,819           -
Goodwill, net                                   3,902           -
Other assets                                    2,586          152
                                            ---------      --------
     Total assets                           $  53,924      $35,430
                                            ---------      --------
                                            ---------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
     LIABILITIES
Accounts payable                            $   4,279      $ 1,357
Accrued liabilities                             3,097        1,836
Accrued compensation                            2,962        1,357
Income taxes payable                               93          366
Current portion of debt                         2,471            -
                                            ---------      --------
     Total current liabilities                 12,902        4,916
Deferred lease obligations                         72          103
Other liabilities                               1,120            -
Long term debt, net of current portion          9,444            -
                                            ---------      --------
     Total liabilities                         23,538        5,019

Commitments and contingencies

     SHAREHOLDERS' EQUITY
Common stock, no par value; 100,000,000
 shares authorized; 5,491,658 and 4,661,303
 shares outstanding                            35,195       24,177
Retained earnings (deficit)                    (4,959)       6,263
Cumulative foreign currency translation
 adjustment                                       164            -
Unrealized holding period loss                    (14)         (29)
                                            ---------      --------
     Total shareholders' equity                30,386       30,411
                                            ---------      --------
     Total liabilities and shareholders'
      equity                                $  53,924     $ 35,430
                                            ---------      --------
                                            ---------      --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                INTERPHASE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except number of shares)

                                    Year        Two months
                                    ended         ended
                                 December 31,   December 31,   Years ended October 31,
                                 -----------------------------------------------------
                                    1996           1995           1995       1994
                                 ---------       --------      --------    --------
Revenues                          $ 56,752       $ 3,379       $ 47,368    $40,303
Cost of sales                       28,788         2,155         23,821     20,237
                                  --------       -------       --------    -------

Gross profit                        27,964         1,224         23,547     20,066
                                  --------       -------       --------    -------

Research and development             9,902         1,360          7,327      7,862
Sales and marketing                 10,297         1,173          8,583      7,599
General and administrative           4,905           634          4,004      4,146
Provision for strategic
 realignment                             -             -              -      1,148
Acquired in-process R&D             11,646             -              -                       -
                                  --------       -------       --------    -------
   Total operating expenses         36,750         3,167         19,914     20,755
                                  --------       -------       --------    -------

Operating income (loss)             (8,786)       (1,943)         3,633       (689)

Interest income                        421            94            586        309
Interest expense                      (535)            -              -          -
Other, net                            (591)            -              3        (31)
                                  --------       -------       --------    -------
Income (loss) before income
 taxes                              (9,491)       (1,849)         4,222       (411)

Provision (benefit) for income
 taxes                                 564          (682)         1,463       (131)
                                  --------       -------       --------    -------
Net income (loss)                 ($10,055)      ($1,167)      $  2,759    ($  280)
                                  --------       -------       --------    -------
                                  --------       -------       --------    -------

Net income (loss) per common and
 common equivalent share          ($  1.99)       ($0.25)      $   0.55    ($ 0.06)
                                  --------       -------       --------    -------
                                  --------       -------       --------    -------
Weighted average common and common
        equivalent shares            5,062         4,663          5,051      4,484
                                  --------       -------       --------    -------
                                  --------       -------       --------    -------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        INTERPHASE CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (in thousands)

                                                                                                    Cumulative
                                                                          Retained    Unrealized      Foreign
                                                         Common Stock     Earnings      Holding      Currency
                                                       Shares    Amount   (Deficit)   Period Loss   Translation   Total
                                                       -----------------------------------------------------------------
                                                       -----------------------------------------------------------------
Balance at October 31, 1993                             4,477   $23,316  $  3,784       $     -       $    -    $ 27,100
                                                       -----------------------------------------------------------------

    Option exercises, including related tax benefit        36       177        -              -            -         177

    Unrealized holding period loss                         -         -         -            (148)          -        (148)

    Net loss                                               -         -       (280)            -            -        (280)
                                                       -----------------------------------------------------------------
Balance at October 31, 1994                             4,513    23,493     3,504           (148)          -      26,849
                                                       -----------------------------------------------------------------

    Option exercises, including related tax benefit       148       684        -              -            -         684

    Unrealized holding period gain                         -         -         -             119           -         119

    Net income                                             -         -      2,759             -            -       2,759
                                                       -----------------------------------------------------------------
Balance at October 31, 1995                             4,661    24,177     6,263            (29)          -      30,411
                                                       -----------------------------------------------------------------
                                                       -----------------------------------------------------------------

    Option exercises, including related tax benefit         6        17        -              -            -          17

    Unrealized holding period gain                         -         -         -              -            -          -

    Net loss                                               -         -     (1,167)            -            -      (1,167)
                                                       -----------------------------------------------------------------
Balance at December 31, 1995                            4,667    24,194     5,096            (29)          -      29,261
                                                       -----------------------------------------------------------------
                                                       -----------------------------------------------------------------

    Option exercises, including related tax benefit       230     1,801        -               -           -       1,801

    Common stock issued in Synaptel acquisition           595     9,200        -               -           -       9,200

    Cumulative foreign currency translation                -         -         -               -          164        164

    Unrealized holding period gain                         -         -         -               15          -          15

    Net loss                                               -         -    (10,055)              -          -     (10,055)
                                                       -----------------------------------------------------------------
Balance at December 31, 1996                            5,492   $35,195  $ (4,959)      $     (14)       $164   $ 30,386
                                                       -----------------------------------------------------------------
                                                       -----------------------------------------------------------------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             Year ended    Two months       Year ended
                                                                              Dec. 31,   ended Dec.31,     October 31,
                                                                            ---------------------------------------------
                                                                                1996         1995        1995       1994
                                                                              --------     -------     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $(10,055)    $(1,167)    $ 2,759    $  (280)
                                                                              --------     -------     -------    -------
  Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
  Provision for strategic realignment                                                -           -           -      1,148
  Write off of acquired in-process research and development                     11,646           -           -          -
  Depreciation and amortization                                                  4,234         525       2,814      3,189
  Change in assets and liabilities, net of Synaptel acqusition
    Trade accounts receivable                                                   (8,584)      3,575      (1,863)       187
    Inventories                                                                 (1,345)     (2,173)       (909)      (195)
    Refundable income taxes                                                          -           -         219      1,630
    Prepaid expenses and other current assets                                     (151)         93        (224)       285
    Other long term liabilities                                                  1,093           -           -          -
    Accounts payable and accrued liabilities                                      (409)       (304)        (28)      (746)
    Accrued compensation                                                          (258)         43        (106)      (221)
    Income taxes payable                                                             -        (366)        366          -
  Deferred income taxes                                                           (358)          1         170       (446)
  Deferred lease obligations                                                         -          (4)        (27)        24
                                                                              --------     -------     -------    -------
  Net adjustments                                                                5,868       1,390         412      4,855
                                                                              --------     -------     -------    -------
      Net cash provided (used) by operating activities                          (4,187)        223       3,171      4,575
                                                                              --------     -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment, capitalized software and leasehold
   improvements                                                                 (2,539)       (511)     (2,728)    (1,492)
  Decrease (increase) in other assets                                             (200)        (71)        (93)       221
  Decrease (increase) in marketable securities                                   5,788          (1)     (1,528)    (2,280)
  Cash acquired in Synaptel acquisition                                             11           -           -          -
  Change in unrealized holding period loss on marketable securities                 15           -           -          -
  Acquisition of developed technologies                                         (2,500)          -           -          -
                                                                              --------     -------     -------    -------
      Net cash used by investing activities                                        575        (583)     (4,349)    (3,551)
                                                                              --------     -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                                    -           -           -        (90)
  Payments of debt                                                              (1,134)          -           -          -
  Proceeds from debt                                                             2,075           -           -          -
  Increase in foreign currency translation adjustment                              164           -           -          -
  Increase in common stock from excercise of options                             1,801          17         684        177
                                                                              --------     -------     -------    -------
      Net cash provided by financing activities                                  2,906          17         684         87
                                                                              --------     -------     -------    -------

Net increase (decrease) in cash and cash equivalents                              (706)       (343)       (494)     1,111

Cash and cash equivalents at beginning of year                                   2,977       3,320       3,814      2,703
                                                                              --------     -------     -------    -------
Cash and cash equivalents at end of year                                      $  2,271     $ 2,977     $ 3,320    $ 3,814
                                                                              --------     -------     -------    -------
                                                                              --------     -------     -------    -------
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                 $    438     $     -     $     -    $     7
Taxes refunded                                                                      40         283         244      1,433
Taxes paid                                                                         476           -       1,014         27




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION
                      SUPPLEMENTAL SCHEDULE OF CASH FLOWS
                                (in thousands)


Supplemental schedule of noncash investing and financing activities

In June, the Company purchased all of the capital stock of Synaptel.


     Fair value of assets acquired                 $(27,403)
     Liabilities assumed                              8,414
     Acquisition debt                                 8,000
     Common stock issued                              9,200
     Aquisition costs                                 1,800
                                                   --------
       Cash acquired in Synaptel acquisition       $     11
                                                   --------
                                                   --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                STATEMENTS.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:   The consolidated
financial statements include the financial statements of Interphase Corporation ("the Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Effective January 1, 1996, the Company changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the year ended December 31, 1996, are being compared with results from the year ended October 31, 1995. The Company has not recast the prior year financial information presented herein to conform to the new fiscal year ends, as management does not believe such recasting would be as meaningful for comparative purposes, as the October 31, 1995, information presented herein.

CASH AND CASH EQUIVALENTS: The Company considers marketable securities with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

MARKETABLE SECURITIES: As of December 31, 1996 and October 31, 1995, the fair market value of marketable securities was $3,579,000, and $9,366,000 respectively. In accordance with the requirements of the Statement of Financial Accounting Standards, ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as "available-for-sale securities" and reported at fair value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity, net of related deferred taxes. The Company's results of operations will continue to include earnings from such securities as calculated on a yield-to-maturity basis. During 1996 the Company realized a net loss of $16,000 from the sale of securities. As of December 31, 1996 and 1995 the Company had recorded a valuation loss of $14,000 and $29,000 (net of taxes), respectively with respect to certain available-for-sale securities. During 1995 the Company realized a loss of $14,000 from the sale of securities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: As of December 31, 1996, and October 31, 1995 and 1994, the allowance for doubtful accounts was $503,000, $238,000 and $240,000. The activity in this account was as follows: (in thousands)

                   Balance at               Write-offs                Balance
                   Beginning    Charged to  Net of       Synaptel     at End
Year Ended:        of Period    Expense     Recoveries   Acquisition  of Period
-------------------------------------------------------------------------------
December 31, 1996   $ 238          $ 50      $  (50)      $ 265        $ 503
October 31, 1995      240             -          (2)           -         238
October 31, 1994      242             2          (4)           -         240

INVENTORIES: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis: (in thousands)

                      Dec. 31, 1996           Oct. 31, 1995
                      -------------           -------------
    Raw Materials        $ 6,040                 $ 3,878
    Work-in-process        5,193                   3,401
    Finished Goods         1,366                     207
                         -------                 -------
    Total                $12,599                 $ 7,486
                         -------                 -------
                         -------                 -------

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of depreciable assets using primarily the straight-line method. When property and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations. Related depreciation expense and accumulated depreciation were as follows: (in thousands)

                              Depreciation Expense     Accumulated Depreciation
                               --------------------     ------------------------
Year ended December 31, 1996           $2,782                   $ 10,394
Year ended October 31, 1995             2,414                      8,820
Year ended October 31, 1994             2,262                      8,918

The depreciable lives of property and equipment are as follows:

    Machinery and equipment        3-5  years
    Leasehold improvements         3-10 years
    Furniture and fixtures         5-7  years

CAPITALIZED SOFTWARE: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company's network and mass storage products as well as the general operations of the Company. Capitalized software is amortized over 3-5 years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows: (in thousands)

                              Amortization Expense     Accumulated Amortization
                              --------------------     ------------------------
Year ended December 31, 1996           $362                     $ 2,128
Year ended October 31, 1995             400                       1,441
Year ended October 31, 1994             508                       1,309


RESEARCH AND DEVELOPMENT SUBSIDY: Included in other assets at December 31, 1996, is a subsidy of $2,009,000 due from the French government related to the research and development activities of Synaptel.

INTANGIBLES:   As a result of the acquisitions of Synaptel S.A. ("Synaptel")
and certain product rights acquired from Cisco Systems, Inc. ("Cisco"), the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill. (See Note 2). Developed technology and assembled workforce are amortized on a straight line basis over a 7 year period. Goodwill related to the Synaptel acquisition is amortized on a straight line basis over a 10 year period. Acquired product rights from Cisco are amortized ratably over the anticipated revenue stream of such products sold. The December 31, 1996 intangible balances at cost and related amortization expense were as follows: (in thousands)

                                      Intangibles          Amortization Expense
                                      -----------          --------------------
Developed technology                     $ 4,230                   $ 250
Assembled workforce                          415                      50
Goodwill-Synaptel                          3,925                      23
Acquired Product Rights-Cisco              2,500                     767

REVENUE RECOGNITION: Revenue from product sales is recorded only when the earnings process has been completed, which is generally at the time of shipment.

CONCENTRATION OF CREDIT RISK: Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 consist primarily of trade accounts receivable. The majority of the Company's sales have been to original equipment manufacturers of computer systems.

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

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of certain non-US subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are reflected in the shareholders' equity.

INCOME TAXES: The Company utilizes the liability method to determine deferred taxes. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax law. The Company's consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE: Net income (loss) per common and common equivalent share is computed using the weighted average number of outstanding common and dilutive common equivalent shares outstanding during the periods presented. The dilutive impact of outstanding stock options and warrants has been considered under the treasury stock method. In 1996, the two month period ended December 31, 1995 and 1994, the impact of outstanding stock options and warrants was anitdilutive and, therefore, has been excluded from the computations of net loss per share related to those years. Shares used in the computation of net income (loss) per common and common equivalent share are summarized below.

Weighted average common and common equivalent shares: (in thousands)

                                              TWO MONTHS
                                YEAR ENDED       ENDED
                                 DEC.  31,      DEC. 31,   YEAR ENDED OCT.  31,
                                ------------------------------------------------
                                   1996           1996       1995        1994
                                ----------------------       -------------------
Outstanding weighted average
  shares outstanding               5,062          4,663      4,561      4,484
Stock options                        -              -          490       -
                                -----------------------------------------------
Total                              5,062          4,663       5,051     4,484
                                -----------------------------------------------
                                -----------------------------------------------

RECENTLY ISSUED ACCOUNTING POLICIES: In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. The adoption of SFAS No. 121 did not have a material effect on the consolidated financial statements of the Company in 1996.

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires companies to either recognize compensation expense related to employee stock options in the income statement or disclose the pro-forma effect on earnings of the stock options in the footnotes to the financial statements. The Company adopted the footnote disclosure approach of SFAS No. 123 and the Company's pro forma disclosure can be found in note 5 to the consolidated financial statements.

CERTAIN RECLASSIFICATIONS: Certain prior year's amounts have been reclassified to conform with the 1996 presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITIONS

SYNAPTEL

Effective June 29, 1996 the Company acquired all the capital stock of Synaptel, S.A., ("Synaptel"), a French company , for approximately
$19,000,000.   The purchase consideration consisted of $8,000,000 in cash,
594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition has been accounted for using the purchase method of accounting from the effective date of the acquisition; since the acquisition was effective June 29, 1996, operating results for Synaptel through June 30, 1996, were not significant. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill. Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,230,000 of developed technology and $415,000 related to Synaptel's assembled workforce. Acquired in-process research and development activities have no alternative future use and have not achieved technological feasibility; accordingly, the amounts have been expensed in the accompanying consolidated statement of operations for the year ended December 31, 1996.

In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earn-out and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods. In 1996, no additional consideration was paid.

The unaudited pro forma financial information is presented for the years ended December 31, 1996 and October 31, 1995. This unaudited pro forma financial information gives effect to the purchase of Synaptel as if such transaction had occurred as of November 1, 1994, and excludes the $11,646,000 write-off of acquired in-process research and development. (in thousands)

                              Year ended              Year ended
                           December 31, 1996       October 31, 1995
                           -----------------       ----------------
Net sales                      $ 59,845                 $ 58,115
Net income (loss)                (1,388)                   2,317
Net loss per common and
 common equivalent share          (0.26)                    0.41

Unaudited pro forma financial information for the two month period ended December 31, 1995 is not available.

The unaudited pro forma financial information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transactions had occurred on November 1, 1994, nor do they project the results of operations or financial position for any future periods or at any future date.

ACQUIRED PRODUCT RIGHTS

In June 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco for a purchase price of $2,500,000. The acquired product rights are included in acquired developed technology in the accompanying December 31, 1996, consolidated balance sheet.

3.   CREDIT FACILITY

Prior to and in conjunction with the Synaptel acquisition discussed in Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility.
The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest commencing on November 30, 1996 with final payment due November 30, 2001.
The Company has the ability to satisfy the quarterly payments on the term notes through borrowing under the revolving credit component of the credit facility. The revolving portion of the loan is due April 30, 1998. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At December 31, 1996, the Company was in compliance with all covenants. At December 31, 1996, total availability under this credit facility was $4,567,000.

At December 31, 1996, the Company's outstanding debt consisted of the following: (in thousands)

                                               Dec. 31, 1996    Interest
                                               -------------------------
    Acquisition Term Loan                        $  8,075         8.5%
    Equipment Financing Loan                        2,358         8.5%
    Borrowings under revolving credit facility      1,000         8.5%
    Other                                             442
                                                 --------
    Total                                          11,875
      Less current portion                          2,431
                                                 --------
    Total long term debt                         $  9,444
                                                 --------
                                                 --------

The total debt principal payments are $3,396,000 in 1998, $2,192,000 in 1999, $2,192,000 in 2000, $1,664,000 in 2001 and zero thereafter.

4.  INCOME TAXES

The provision (benefit) for income taxes for each period presented was as follows: (in thousands)

                           YEAR ENDED     TWO MONTHS
                             DEC. 31,    ENDED DEC. 31,   YEAR ENDED OCTOBER 31,
                           ---------------------------    ----------------------
                               1996           1995           1995        1994
                             -------------------------     --------------------
Current provision (benefit)  $ 922          $ (657)         $ 1,293     $ 315
Deferred provision (benefit)  (358)            (25)             170      (446)
                             -------------------------     --------------------
Total                        $ 564          $ (682)          $1,463    $ (131)
                             -------------------------     --------------------
                             -------------------------     --------------------

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 1996, and October 31, 1995, are presented as follows: (in thousands)

                            Year ended             Year ended
                             Dec. 31,                Oct. 31,
                             --------                --------
                               1996                    1995
                               ----                    ----
Current deferred tax assets:
Assets:
    Inventory                  $294                    $146
    Accounts receivable         120                     120
    Bonus accrual               164                      22
    Vacation accrual            154                     146
    Other expenses              154                     160
                               ----                    ----
    Total                      $886                    $594
                               ----                    ----
                               ----                    ----

Noncurrent deferred tax assets (liabilities), net:
Assets:
    Depreciation                753                    $525
    Other                        18                      36
                               ----                    ----
                                771                     561
Liabilities:
    Other                      (379)                   (260)
                               ----                    ----
    Total                      $392                    $301
                               ----                    ----
                               ----                    ----

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

                                     Year ended    Two months
                                      Dec. 31,    ended Dec. 31,  Year ended Oct. 31,
                                        1996         1995          1995          1994
                                     -------------------------------------------------
Income taxes at statutory rate        $(3,227)      $ (628)       $1,435        $(140)
State income taxes                         46          (35)          102           -
Foreign taxes not credited                -            -             -             25
Write off of in-process
  research and development
   not benefited                        3,960          -             -             -
Other                                    (215)         (19)          (74)         (16)
                                     -------------------------------------------------
Provision (benefit) for income taxes   $  564       $ (682)       $1,463        $(131)
                                     -------------------------------------------------
                                     -------------------------------------------------

5.  COMMON STOCK

AMENDED AND RESTATED STOCK OPTION PLAN:   In fiscal 1995, the Company amended
and restated its Stock Option Plan which, as amended, authorizes the issuance to employees of up to 1,350,000 share of common stock in incentive stock options (as defined in section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the board. Options generally vest ratably over a 5 year period from the date of grant. The term of option grants may be up to 10 years. Grants prior to June 1994 expire after 6 years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

STOCK OPTION SUB-PLAN: This plan was adopted in 1988 for the benefit of the Company's employees located in the United Kingdom. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. The options vest after 3 years and expire after 10 years. The options are canceled upon termination of employment, except in the event of death,
retirement or injury, as defined.    The following table summarizes the
transactions under the Stock Option Plan and the Stock Option Sub-Plan: (in thousands, except option prices)

                                    Number of      Range of     Weighted Average
                                     Options     Option Price     Option Price
                                    --------------------------------------------
Balance, October 31, 1993              484       $4.00-  8.94          $4.73
Granted                                640        4.25-  7.94           5.66
Exercised                              (36)       4.00-  5.00           4.56
Canceled                              (331)       4.00-  8.94           5.72
                                    ----------------------------------------
Balance, October 31, 1994              757        4.00-  8.00           5.10

Granted                                536        9.57- 16.13          11.35
Exercised                             (134)       4.00-  7.38           5.02
Canceled                              (102)       4.00- 11.44           7.25
                                    ----------------------------------------
Balance, October 31, 1995            1,057        4.00- 16.13           8.07

Exercised                               (3)       4.00- 11.44           5.77
                                    ----------------------------------------
Balance, December 31, 1995           1,054        4.00- 16.13           8.08

Granted                                370       10.00- 16.00          13.91
Exercised                             (194)       4.00- 11.44           6.08
Canceled                              (118)       4.00- 12.07           8.36
                                    ----------------------------------------
Balance, December 31, 1996           1,112        4.00- 16.13          10.34
                                    ----------------------------------------
                                    ----------------------------------------
Exercisable at December 31, 1996       270        4.00- 16.13           7.94
                                    ----------------------------------------
                                    ----------------------------------------

       DIRECTOR STOCK OPTIONS: In May 1994, the Company formalized its program ("directors' plan") of granting stock options to its directors. 500,000 common shares were made available for grant under this plan. Future grants pursuant to the directors' plan will vest within one year and have a term of 5 years. The exercise prices related to these options were equal to the market value of the Company's stock on the date of grant. The following table summarizes the transactions under the Director Stock Option Plan: (in thousands, except option prices)

                                    Number of      Range of     Weighted Average
                                     Options     Option Price     Option Price
                                    --------------------------------------------
Balance, October 31, 1993               21      $ 4.75-  4.75         $4.75

Granted                                123        4.38-  6.63          5.75
                                    ---------------------------------------
Balance, October 31, 1994              144        4.38-  6.63          5.61

Granted                                 40       10.25- 16.88         11.91
                                    ---------------------------------------
Balance, October 31, 1995              184        4.38- 16.88          6.98

Granted                                 30       14.88- 14.88         14.88
Exercised                              (38)       4.75- 10.25          6.20
                                    ---------------------------------------
Balance, December 31, 1996             176        4.38- 16.88          8.52
                                    ---------------------------------------
                                    ---------------------------------------
Exercisable at December 31, 1996       145        4.38- 16.88          7.21
                                    ---------------------------------------
                                    ---------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION:  In 1996, the Company adopted SFAS
No. 123, "Accounting for Stock-Based Compensation".   The Company has two
stock option plans, the Amended and Restated Stock Option plan, which also includes the Sub-plan, and the Directors Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income (loss) for 1996 and 1995 would have been $(10,653,000) and $2,370,000, respectively, resulting in earnings (loss) per share of $(2.13) and $0.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 1996, and 1995: risk-free interest rate of 7%, expected dividend yield of zero, expected term of 6.4 years, expected volatility of 112.96%.

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

6.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following: (in thousands)

                             December 31,         October 31,
                                 1996                 1995
                             ------------         -----------
Accrued royalties               $ 265                $ 448
Accrued outside commissions       354                  171
Accrued property tax              211                  390
Accrued acquisition cost          546                   -
Accrued other                   1,721                  827
                              -------              -------
                              $ 3,097              $ 1,836
                              -------              -------
                              -------              -------

7.  RELATED PARTY TRANSACTIONS

The Company paid approximately $668,000 for the year ended December 31, 1996, $67,000 for the two months ended December 31, 1995, $397,000 and $328,000 for the years ended October 31, 1995 and 1994 respectively, to certain outside directors of the Company or their firms as remuneration for their professional services.

8.  TRANSACTIONS WITH MOTOROLA, INC.

In 1989, the Company and Motorola, Inc. executed an agreement whereby Motorola purchased, for cash, 660,000 newly issued shares of the Company's common stock at a price of $11 per share. In addition, Motorola received warrants to purchase an additional 660,000 shares of common stock at an exercise price of $15.40 per share. The warrants were not exercised by Motorola and expired in March 1996. The Company also granted Motorola registration rights with respect to all common stock that Motorola owns. Pursuant to the terms of the agreement, the Company elected a designee of Motorola to its Board of Directors. Shipments to Motorola comprised the following percentage of the Company's revenues for the periods indicated:

                                                 % OF TOTAL REVENUES
                                                 -------------------
Year ended December 31, 1996                     6%
Two month period ended December 31, 1995         4%
Year ended October 31, 1995                      6%
Year ended October 31, 1994                     10%

9.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches employee's contributions up to 3% of the employees' annual salary. At the Company's option, a discretionary contribution to the plan can be made. The total expense under this plan for the year ended December 31, 1996, was $262,000, for the two month transition period ended December 31, 1995 the expense was $27,000 and for the years ended October 31, 1995 and 1994 were approximately $282,000 and $662,000 respectively. The Company offers no postretirement or postemployment benefits.

10.  OTHER FINANCIAL INFORMATION

MAJOR CUSTOMERS: The Company had no customers in 1996, no customers in the two month transition period, one customer in 1995 and two customers in 1994 accounting for more than 10% of the Company's consolidated revenues. Net revenues resulting from these customers were as follows:
($ in thousands)

    YEAR           TOTAL REVENUES      % OF CONSOLIDATED REVENUES
    -------------------------------------------------------------
    1995             $  7,039                    15%
    1994                8,207                    20%

COMMITMENTS: The Company leases its office, research and development and manufacturing facility under a noncancelable operating lease. Rent expense related to the lease is recorded on a straight-line basis and has resulted in the deferred lease obligation in the accompanying balance sheet. As of December 31, 1996, operating lease commitments having noncancelable terms of more than one year are as follows: (in thousands)

YEAR ENDING DECEMBER 31,
------------------------
    1997                   $ 752
    1998                     735
    1999                     591
    2000                      64
    2001                      64
    Thereafter               572

Total rent expense for operating leases was approximately as follows: (in thousands)

    YEAR                TOTAL RENT EXPENSE
    --------------------------------------
    1996                           $ 817
    Two month transition period      148
    1995                             702
    1994                             811

CONTINGENCIES: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

   GEOGRAPHIC INFORMATION: The Company operates principally in the United States, Europe and the Pacific Rim. A geographic detail of revenue is as follows: (in thousands)

                              Transition
                                Period
REGION                1996        1995        1995          1994
------------------------------------------------------------------
North America      $ 42,102     $ 2,712     $41,207        $31,929
Europe               12,383         457       3,818          6,341
Pacific Rim           2,267         210       2,343          2,033

European revenues have increased in 1996 due to the acquisition of Synaptel in June 1996. Synaptel's revenue for the two quarters ended December 31, 1996 was $7,100,000 and operating income was $1,272,000. The total tangible assets at December 31, 1996 were $6,230,000.

11.  STRATEGIC REALIGNMENT

In January 1994, the Company announced a strategic restructuring and recorded a related provision of $1,148,000. The respective provision reflected in the accompanying consolidated statements of operations included expenses associated with severance benefits, the consolidation of the California Engineering activities in Dallas, the write-off of nonproductive assets and other expenses
associated with the restructuring.   At December 31, 1996 the entire reserve had
been utilized for its specified purpose.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             Quarter Ended
                           MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31
                           --------------------------------------------------
                               (in thousands, except per share amounts)
1996
----
Revenues                   $11,877       $ 11,318     $16,370      $17,187
Gross profit                 6,191          5,588       7,871        8,314
Income before taxes          1,007        (11,526)        192          836
Net income (loss)              644        (11,565)        167          699
Net income  (loss) per
  common and common
  equivalent share         $   .13       $  (2.45)    $   .03      $   .12

Operating results in the second quarter of 1996 included a $11,646,000 expense for acquired in process R&D associated with the Synaptel acquisition

                             Period ended
TRANSITION PERIOD            DECEMBER 31, 1995
-----------------            -----------------
Revenues                     $ 3,379
Gross profit                   1,224
Income (loss) before taxes    (1,849)
Net income (loss)             (1,167)
Net income (loss) per
  common and common
  equivalent share           $  (.25)


                                        Quarter Ended
                       JANUARY 31     APRIL 30      JULY 31     OCTOBER 31
                       ---------------------------------------------------
                             (in thousands, except per share amounts)
1995
----
Revenues                 $11,022       $11,473      $12,356       $12,517
Gross profit               5,420         5,771        6,083         6,273
Income before taxes          948         1,005        1,166         1,103
Net income                   606           645          745           763
Net income per
  common and common
  equivalent share       $   .12       $   .13      $   .14       $   .15

                                 INDEX TO EXHIBITS

EXHIBITS
--------
   2(a)      Stock Purchase Agreement, dated as of June 29, 1996, among
             Interphase Corporation, Synaptel and Philippe Oros, Xavier
             Sutter, Francois Lecerf, Schroder Ventures French Enterprise
             Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP
             (UK) and Schroder Ventures Holding Limited (UK). (7)
   3(a)      Certificate of Incorporation of the registrant. (1)
   3(b)      Amended and Restated Bylaws of the registrant adopted on
             December 5, 1995. (6)
  10(b)      Registrant's Amended and Restated Stock Option Plan and Amendment
             No. 1 and 2 thereto. (9)
  10(c)      Registrant's Incentive Stock Option Sub-Plan. (3)
  10(d)      Stock Purchase Warrant issued to Motorola, Inc. (4)
  10(e)      Lease on Dallas facility. (5)
  10(g)      Directors Stock Option Plan and Amendment No. 1 thereto. (6)
  10(i)      Loan Agreement between Interphase Corporation and BankOne Texas,
             N.A. (8)
  10(j)      Purchase Agreement between Interphase Corporation and Cisco Systems
             Inc. (9)
  23(a)      Consent of Independent Public Accountants. (9)

  27          Financial Data Schedule. (9)

---------------------

(1) Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.
(2) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1984 and incorporated herein by reference.
(3) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988 and incorporated herein by reference.
(4) Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989 and incorporated herein by reference.
(5) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994 and incorporated herein by reference.
(6) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.
(7) Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.
(8) Filed as an exhibit to Report on Form 8-KA on October 4, 1996 and incorporated herein by reference.
(9) Filed herein.