Form 10-Q
period 1997-03-31
INTERPHASE CORP
filed 1997-05-14
CIK 728249

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997              Commission File Number 0-13071


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
                                 Yes  X   No
                                     ---     ---

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at May 1, 1997
              -----                              --------------------------
     Common Stock, No par value                           5,492,608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTERPHASE CORPORATION

                                     INDEX



PART I -FINANCIAL INFORMATION

    Item 1.   Consolidated Interim Financial Statements

              Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996                                           3

              Consolidated Statements of Operations for the three months
              ended March 31, 1997 and 1996                                   4

              Consolidated Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996                                   5

              Notes to Consolidated Interim Financial Statements              6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   8


PART II- OTHER INFORMATION

              Signature                                                      10

                          INTERPHASE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except number of shares)

                                                           March 31,   December 31,
ASSETS                                                        1997         1996
                                                           ----------------------
                                                          (Unaudited)
Cash and cash equivalents                                  $  2,140      $  2,271
Marketable securities                                         3,688         3,579
Trade accounts receivable, less allowances for
 uncollectible accounts of $472 and $503, respectively       14,862        15,182
Inventories, net                                             12,868        12,599
Prepaid expenses and other current assets                     1,377         1,221
Deferred income taxes, net                                      886           886
                                                           ----------------------
  Total current assets                                       35,821        35,738

Machinery and equipment                                      12,858        12,340
Leasehold improvements                                        2,863         2,863
Furniture and fixtures                                          278           278
                                                           ----------------------
                                                             15,999        15,481
Less-accumulated depreciation and amortization              (11,028)       (10,394)
                                                           ----------------------
  Total property and equipment, net                           4,971         5,087

Capitalized software, net of accumulated amortization           366           400
Deferred income taxes, net                                      392           392
Acquired developed technology                                 5,367         5,819
Goodwill                                                      3,834         3,902
Other assets                                                  2,454         2,586
                                                           ----------------------
  Total assets                                             $ 53,205      $ 53,924
                                                           ----------------------
                                                           ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                           $  2,623      $  4,279
Accrued liabilities                                           3,491         3,097
Accrued compensation                                          2,367         2,962
Income taxes payable                                             56            93
Current portion of debt                                       2,468         2,471
                                                           ----------------------
  Total current liabilities                                  11,005        12,902

Deferred lease obligations                                       65            72
Other liabilities                                             1,886         1,120
Long term debt                                                9,946         9,444
                                                           ----------------------
  Total liabilities                                          22,902        23,538

Common stock, no par value                                   35,199        35,195
Retained deficit                                             (4,862)       (4,959)
Cumulative foreign currency translation adjustment              (20)          164
Unrealized holding period loss                                  (14)          (14)
                                                           ----------------------
  Total shareholders' equity                                 30,303        30,386
                                                           ----------------------
  Total liabilities and shareholders' equity               $ 53,205      $ 53,924
                                                           ----------------------
                                                           ----------------------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
               OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             INTERPHASE CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                  (Unaudited)



                                           Three Months Ended
                                       ---------------------------
                                        31-Mar-97       31-Mar-96
                                       -----------     -----------

Revenues                               $    16,858     $    11,877
Cost of sales                                8,772           5,686
                                       -----------     -----------
Gross profit                                 8,086           6,191

Research and development                     3,218           2,228
Sales and marketing                          2,881           2,131
General and administrative                   1,445             987
                                       -----------     -----------
    Total operating expenses                 7,544           5,346
                                       -----------     -----------
Operating income                               542             845
                                       -----------     -----------
Interest income                                 83             166
Interest expense                              (291)              -
Other, net                                    (196)             (4)
                                       -----------     -----------
Income before income taxes                     138           1,007

Provision for income taxes                      41             363
                                       -----------     -----------
Net income                             $        97     $       644
                                       -----------     -----------
                                       -----------     -----------
Net income  per common and
  common equivalent share              $      0.02     $      0.13
                                       -----------     -----------
                                       -----------     -----------
Weighted average common and common
  equivalent shares                          5,689           5,064
                                       -----------     -----------
                                       -----------     -----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             INTERPHASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                              ---------------------------
                                                               31-Mar-97       31-Mar-96
                                                              -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                  $        97     $       644
  Adjustment to reconcile net income to net cash used
   by operating activities:
  Depreciation and amortization                                     1,259             791
  Change in assets and liabilities:
    Trade accounts receivable                                         320          (4,574)
    Inventories                                                      (269)            594
    Prepaids expenses and other current assets                       (155)           (142)
    Accounts payable and accrued liabilities                       (1,261)            243
    Accrued compensation                                             (595)           (111)
    Income taxes payable                                              (37)              -
  Deferred income taxes payable                                         -             (10)
  Other long term liability                                           766               -
  Deferred lease obligations                                           (7)             (7)
                                                              -----------     -----------
  Net adjustments                                                      21          (3,216)
                                                              -----------     -----------
        Net cash provided (used) by operating activities              118          (2,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment and leasehold improvements        (547)           (798)
  Additions to capitalized software                                   (43)            (85)
  Decrease in other assets                                            132               9
  Decrease (Increase) in marketable securities                       (109)          2,054
  Change in holding period gain/loss on marketable securities           -             (18)
                                                              -----------     -----------
        Net cash provided (used) by investing activities             (567)          1,162

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on debt                                                    (548)              -
  Proceeds from debt                                                1,047               -
  Change in cumulative foreign currency translation                  (184)              -
  Increase in common stock                                              3             137
                                                              -----------     -----------
        Net cash provided (used) by financing activities              318             137
                                                              -----------     -----------
Net decrease in cash and cash equivalents                            (131)         (1,273)
Cash and cash equivalents at beginning of period                    2,271           2,977
                                                              -----------     -----------
Cash and cash equivalents at end of period                    $     2,140     $     1,704
                                                              -----------     -----------
                                                              -----------     -----------
Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                       2             472
Income taxes refunded                                                   1               8
Interest paid                                                         250               -

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

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996.

2.  ACQUISITIONS

SYNAPTEL

Effective June 29, 1996 the Company acquired all the capital stock of Synaptel, S.A., ("Synaptel"), a French company , for approximately
$19,000,000.   The purchase consideration consisted of $8,000,000 in cash,
594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition has been accounted for using the purchase method of accounting from the effective date of the acquisition.
The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill.
Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,230,000 of developed technology and $415,000 related to Synaptel's assembled workforce. Acquired in-process research and development activities had no alternative future use and had not achieved technological feasibility and were expensed in June 1996.

In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earn-out and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods. In 1996 and the first quarter of 1997, no additional consideration was paid.

Unaudited pro forma financial information for the quarter ended March 31, 1996 is not available.

ACQUIRED PRODUCT RIGHTS

In June 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco for a purchase price of $2,500,000. The acquired product rights are included in acquired developed technology in the accompanying consolidated balance sheets.

3.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of outstanding shares and common equivalent shares. The dilutive impact of outstanding stock options have been considered under the treasury stock method using the greater of the average bid price or closing bid price for the period.

Weighted average common and common equivalent shares:

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
    (IN THOUSANDS)                                     1997          1996
    --------------                                    -----          -----
    Outstanding                                       5,492          4,683
    Stock options                                       197            381
                                                      -----          -----
         Total                                        5,689          5,064
                                                      -----          -----
                                                      -----          -----

The is no material difference between primary diluted and fully diluted EPS for the periods presented.

In 1997, the Company will adopt SFAS No. 128, "Earnings per Share," for its December 31, 1997 consolidated financial statements. As a result, the Company's reported earnings per share for 1996 will be restated. The following pro-forma information is presented in accordance with the provisions of SFAS No. 128. Upon the adoption of SFAS No. 128, basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

                                                      Three Months Ended
                                                           March 31,
    Primary EPS                                       1997          1996
    -----------                                     ----------------------
    Per share aounts
    Primary EPS as reported                            0.02        $  0.13
    Effect of SFAS No. 128                                -           0.01
                                                    ----------------------
    Pro-forma basic EPS as restated                 $  0.02        $  0.14

                                                      Three Months Ended
                                                           March 31,
    Fully Diluted EPS                                 1997          1996
    -----------------                               ----------------------
    Per share amounts
    Fully diluted EPS as reported                   $  0.02        $  0.13
    Effect of SFAS No. 128                                -           0.01
                                                    ----------------------
    Pro-forma diluted EPS as restated               $  0.02        $  0.14

4.  CREDIT FACILITY

Prior to and in conjunction with the Synaptel acquisition discussed in Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility.
The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest commencing on November 30, 1996 with final payment due November 30, 2001.
The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan is due April 30, 1998. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At March 31, 1997, total availability under this credit facility was $4,323,000.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 ("first quarter 1997") increased $4,981,000 or approximately 42% to $16,858,000 as compared to $11,877,000 for the same period in 1996 ("comparative period"). In the first quarter 1997 local area networking ("LAN") products grew 49% over the comparative period. The growth was led by fast ethernet products which grew from 3% of total revenues in the first quarter of 1996 to 27% of revenues in the first quarter of 1997. FDDI and ATM product revenues increased 16% and 5% respectively, while older ethernet/token ring product revenues decreased 43% over the comparative period. LAN products in total comprised 76% of total revenues for the first quarter, and 72% for the comparative period. FDDI, ATM and older ethernet/token ring products represented 37%, 6% and 6% of total revenues, respectively for the first quarter. The growth in revenues for the first quarter was also partly attributable to the inclusion of $1,818,000 for wide area networking ("WAN") products due to the acquisition of Synaptel S.A. in June 1996. WAN products comprised 11% of revenues for the first quarter 1997.

Mass storage product revenues, primarily SCSI adapter cards, decreased 43% in
the first quarter 1997 from the comparative period.   Fibre channel product
revenues were 1% of revenues for the first quarter. Mass storage products comprised 11% of total revenues in the first quarter 1997 and 24% in the comparative period.

Geographically, North America revenues comprised 84% of consolidated revenues in the first quarter 1997 compared to 89% in the comparative period. European revenues comprised 13% of consolidated revenues in the first quarter 1997 and 7% in the comparative period. The growth in European revenues is attributable to the inclusion of WAN products due to the acquisition of Synaptel in June 1996. Pacific Rim revenues comprised 3% of consolidated revenues in the first quarter 1997 and 4% in the comparative period .

The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 34% of the Company's revenue for the first quarter of 1997.

The gross margin percentage for the three month period ended March 31, 1997 was approximately 48% as compared to approximately 52% for the comparable period. The decrease in gross margin is a reflection of the change in product revenue mix from older established products to newer products that have a lower gross margin.

Operating expenses for the three month period ended March 31, 1997 were $7,544,000 as compared to $5,346,000 for the comparable period. The increased operating expenses reflect the addition of the Synaptel operations as well as increased levels of research and development activities in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated $5,828,000 at March 31, 1997, and $5,850,000 at December 31, 1996. In the
first quarter of 1997, the Company used approximately $300,000 to fund operations and invested approximately $320,000 in plant and equipment. Cash used in operations and invested in plant and equipment was funded primarily in borrowings under the Company's credit facility. The Company's credit facility is a two year line of credit maturing on April 30, 1998 with annual renewal. The Company expects to renew the credit facility is 1998.

The Company expects that its cash, cash equivalents, marketable securities and proceed from its credit facility will be adequate to meet foreseeable needs for the next 12 months.


                                    PART II

OTHER INFORMATION

ITEM 6.     REPORTS ON FORM 8-K

            None

            EXHIBITS


Exhibit 27  Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTERPHASE CORPORATION
                                                   (Registrant)



Date:  May 13, 1997


                                               /s/ Robert L. Drury
                                               ----------------------------
                                               Robert L. Drury
                                               Chief Financial Officer and
                                               Vice President Finance
                                               (Principal Financial and
                                               Accounting officer)