Form 10-Q
period 1997-06-30
INTERPHASE CORP
filed 1997-08-13
CIK 728249

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549


                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended June 30, 1997             Commission File Number 0-13071


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

________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.                     Yes    X       No
                                ---          ---

________________________________________________________________________________
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                         OUTSTANDING AT AUGUST 1, 1997

Common Stock, No par value                      5,494,008

                           INTERPHASE CORPORATION

                                   INDEX



PART I -FINANCIAL INFORMATION

    Item 1.   Consolidated Interim Financial Statements

              Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996                                  3

              Consolidated Statements of Operations for the three
              months and six months ended June 30, 1997 and 1996     4

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 1997 and 1996                    5

              Supplemental Schedule of Cash Flows                    6

              Notes to Consolidated Interim Financial Statements     7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9


PART II- OTHER INFORMATION

    Item 4.   Submissions of Matters to a vote of Security
              Holders                                               11

    Item 6.   Reports on form 8-K and exhibits

              Signature                                             12

                           INTERPHASE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except number of shares)

                                                 June 30,      December 31,
ASSETS                                             1997           1996
                                                ---------------------------
                                                (Unaudited)
Cash and cash equivalents                       $  5,310       $  2,271
Marketable securities                              3,153          3,579
Trade accounts receivable, less allowances
     for uncollectible accounts of $409 and
     $503, respectively                           13,088         15,182
Inventories, net                                  14,097         12,599
Prepaid expenses and other current assets          1,113          1,221
Deferred income taxes, net                           886            886
                                                ---------------------------
     Total current assets                         37,647         35,738

Machinery and equipment                           13,738         12,340
Leasehold improvements                             2,904          2,863
Furniture and fixtures                               432            278
                                                ---------------------------
                                                  17,074         15,481
Less-accumulated depreciation and amortization   (12,580)       (10,394)
                                                ---------------------------
     Total property and equipment, net             4,494          5,087

Capitalized software-net                             348            400
Deferred income taxes, net                           392            392
Acquired developed technology-net                  4,847          5,819
Goodwill-net                                       3,764          3,902
Other assets                                       2,367          2,586
                                                ---------------------------
     Total assets                               $ 53,859       $ 53,924
                                                ---------------------------
                                                ---------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $  4,868       $  4,279
Accrued liabilities                                2,549          3,097
Accrued compensation                               2,094          2,962
Income taxes payable                                 137             93
Current portion of debt                            2,512          2,471
                                                ---------------------------
     Total current liabilities                    12,160         12,902

Deferred lease obligations                            58             72
Other liabilities                                  1,979          1,120
Long term debt                                     8,904          9,444
                                                ---------------------------
     Total liabilities                            23,101         23,538

Common stock, no par value                        35,200         35,195
Retained deficit                                  (4,425)        (4,959)
Cumulative foreign currency translation
     adjustment                                       (3)           164
Unrealized holding period loss                       (14)           (14)
                                                ---------------------------
     Total shareholders' equity                   30,758         30,386
                                                ---------------------------
     Total liabilities and shareholders'
         equity                                 $ 53,859       $ 53,924
                                                ---------------------------
                                                ---------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                           INTERPHASE CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                               (Unaudited)


Three Months Ended                                           Six Months Ended
-------------------                                         --------------------
30-Jun-97 30-Jun-96                                         30-Jun-97  30-Jun-96
-------------------                                         --------------------
$ 18,379   $ 11,318    Revenues                             $  35,237  $ 23,195
   9,217      5,730    Cost of sales                           17,989    11,416
--------   --------                                         ---------  ---------
   9,162      5,588    Gross profit                            17,248    11,779
   3,524      2,326    Research and development                 6,742     4,554
   2,947      2,189    Sales and marketing                      5,828     4,320
   1,518        998    General and administrative               2,963     1,985
       -     11,646    Acquired in-process R&D                      -    11,646
--------   --------                                         ---------  ---------
   7,989     17,159    Total operating expenses                15,533    22,505
--------   --------                                         ---------  ---------
   1,173    (11,571)   Operating income  (loss)                 1,715   (10,726)
--------   --------                                         ---------  ---------
     129         51    Interest income                            212       217
    (276)         -    Interest expense                          (567)        -
    (212)        (6)   Other, net                                (408)      (10)
--------   --------                                         ---------  ---------
     814    (11,526)   Income (loss) before income
                       taxes                                      952   (10,519)
     377         39    Provision for income taxes                 418       402
--------   --------                                         ---------  ---------
$    437   $(11,565)   Net income  (loss)                   $     534  $(10,921)
--------   --------                                         ---------  ---------
--------   --------                                         ---------  ---------
                       Net income  (loss) per common and
$   0.08   $  (2.45)   common equivalent share              $    0.09  $  (2.32)
--------   --------                                         ---------  ---------
--------   --------                                         ---------  ---------
                       Weighted average common and common
   5,626      4,726    equivalent shares                        5,649     4,705
--------   --------                                         ---------  ---------
--------   --------                                         ---------  ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               INTERPHASE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                       (Unaudited)                        Six Months Ended
                                                      ------------------------
                                                      30-Jun-97      30-Jun-96
                                                      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  534      $(10,921)
  Adjustment to reconcile net income to net
    cash provided (used) by operating activities:

  Depreciation and amortization                           2,415         1,601
  Write off of acquired in-process research and
    development                                               -        11,646
  Change in assets and liabilities, net of Synaptel
    acquisition;
       Trade accounts receivable                          2,094        (3,947)
       Inventories                                       (1,498)         (953)
       Prepaid expenses and other current assets            108            80
       Accounts payable and accrued liabilities              42         1,321
       Accrued compensation                                (868)         (326)
       Income taxes payable                                  44             -
  Deferred income taxes payable                               -           (10)
  Other long term liabilities                               859             -
  Deferred lease obligations                                (14)          (14)
                                                      ---------      ---------
  Net adjustments                                         3,182         9,398
                                                      ---------      ---------
       Net cash provided (used) by operating activities   3,716        (1,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment and leasehold
    improvements                                           (576)       (1,606)
  Additions to capitalized software                         (85)         (136)
  Decrease in other assets                                  219            32
  Cash acquired in Synaptel acquisition                       -            11
  (Increase) in acquired developed technology                 -        (2,500)
  Decrease in marketable securities                         426         5,049
  Change in holding period gain/loss on marketable
    securities                                                -           (18)
                                                      ---------      ---------
       Net cash provided  (used) by investing activities    (16)          832
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on debt                                          (540)            -
  Proceeds from debt                                         41             -
  Change in cumulative foreign currency translation        (167)            -
  Increase in common stock                                    5           509
                                                      ---------      ---------
       Net cash provided (used) by financing activities    (661)          509
                                                      ---------      ---------
Net increase (decrease) in cash and cash equivalents      3,039          (182)
Cash and cash equivalents at beginning of period          2,271         2,977
                                                      ---------      ---------
Cash and cash equivalents at end of period               $5,310      $  2,795
                                                      ---------      ---------
                                                      ---------      ---------
Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                           299           472
Income taxes refunded                                         2             8
Interest paid                                               499             -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      INTERPHASE CORPORATION
                SUPPLEMENTAL SCHEDULE OF CASH FLOWS
                         (in thousands)


Supplemental schedule of noncash investing and financing activities

In June 1996, the Company purchased all of the capital stock of Synaptel.


     Fair value of assets acquired                 $  (26,676)
     Liabilities assumed                                7,687
     Acquisition debt                                   8,000
     Common stock issued                                9,200
     Accrued aquisition costs                           1,800
                                                   -----------
          Cash acquired in Synaptel acquisition    $       11
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

In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earn-out and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods. In 1996 and the first and second quarters of 1997, no additional consideration was paid.

Unaudited pro forma financial information for the quarter ended June 30, 1996 is not available.

                          ACQUIRED PRODUCT RIGHTS

In June 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco Systems, Inc. for a purchase price of $2,500,000. The acquired product rights are included in acquired developed technology in the accompanying consolidated balance sheets.

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

Weighted average common and common equivalent shares:

                          Three Months Ended      Six Months Ended
                                June 30,              June 30,
                          ------------------      ----------------
    (IN THOUSANDS)         1997         1996        1997      1996
    --------------         ----         ----        ----      ----
    Outstanding           5,493        4,726       5,492     4,705
    Stock options           133          ---         158       ---
                          -----        -----       -----     -----
         Total            5,626        4,726       5,649     4,705
                          -----        -----       -----     -----
                          -----        -----       -----     -----

There is no material difference between primary diluted and fully diluted EPS for the periods presented.

In 1997, the Company will adopt SFAS No. 128, Earnings per Share, for its December 31, 1997 consolidated financial statements. As a result, the Company's reported earnings per share for 1996 and each of the quarters in 1997, will be restated. Upon the adoption of SFAS No. 128, basic earnings per common share will be computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share will be computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the year. The following pro-forma information is presented in accordance with the provisions of SFAS No. 128:

                             Three Months Ended  Six Months Ended
                                            June 30,               June 30,
    Primary EPS                          1997      1996        1997      1996
    -----------                       ---------------------------------------
    Per share amounts
    Primary EPS as reported           $  0.08   $ (2.45)      $0.09   $ (2.32)
    Effect of SFAS No. 128                  -        --         .01        --
                                      -----------------       ---------------
    Pro-forma basic EPS as restated   $  0.08   $ (2.45)      $0.10   $ (2.32)


                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
    Fully Diluted EPS                     1997      1996         1997     1996
    -----------------                  -----------------        --------------
    Per share amounts
    Fully diluted EPS as reported      $  0.08   $ (2.45)       $0.09   $(2.32)
    Effect of SFAS No. 128                   -        --          .01       --
                                       -----------------        --------------
    Pro-forma diluted EPS as restated  $  0.08   $ (2.45)       $0.10   $(2.32)

4.  CREDIT FACILITY

Prior to and in conjunction with the Synaptel acquisition discussed in Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is subject to annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest commencing on November 30, 1996 with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan is due June 30, 1999. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At June 30, 1997, total availability under this credit facility was $3,967,000.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997 ("second quarter 1997") increased $7,061,000 or approximately 62% to $18,379,000 as compared to $11,318,000 for the same period in 1996 ("comparative period"). In the second quarter 1997 local area networking ("LAN") product revenue grew 65% over the comparative period. The growth was led by fast ethernet products which grew from 5% of total revenues in the second quarter of 1996 to 34% of revenues in the second quarter of 1997. FDDI product revenues increased 18%, while ATM and older ethernet/token ring product revenues decreased 15% and 37% respectively, over the comparative period. LAN products in total comprised 77% of total revenues for the second quarter, and 76% for the comparative period. FDDI, ATM and older ethernet/token ring products represented 30%, 7% and 7% of total revenues, respectively for the second quarter. The growth in revenues for the second quarter was also partly attributable to the inclusion of $1,827,000 for wide area networking ("WAN") products due to the acquisition of Synaptel S.A. in June 1996. WAN products comprised 10% of revenues for the second quarter 1997.

Mass storage product revenues, primarily SCSI adapter cards, decreased 32% in the second quarter 1997 from the comparative period. Fibre channel product revenues were 2% of revenues for the second quarter. Mass storage products comprised 10% of total revenues in the second quarter 1997 and 20% in the comparative period.

Geographically, North America revenues comprised 79% of consolidated revenues in the second quarter 1997 compared to 84% in the comparative period. European revenues comprised 18% of consolidated revenues in the second quarter 1997 and 11% in the comparative period. The growth in European revenues is attributable to the inclusion of WAN products due to the acquisition of Synaptel in June 1996. Pacific Rim revenues comprised 3% of consolidated revenues in the second quarter 1997 and 6% in the comparative period.

The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 37% of the Company's revenue for the second quarter of 1997.

Revenues for the six months ended June 30, 1997 increased $12,042,000 or 52% to $35,237,000 as compared to $23,195,000 for the comparative period. The growth in revenue over the comparative period is due to increased revenue from fast-ethernet products and the inclusion of WAN products due to the acquisition of Synaptel S.A. in June 1996. Revenues from LAN, Mass Storage and WAN products comprised 77%, 10% and 10% respectively, of consolidated revenues for the six month period ended June 30, 1997.

The gross margin percentage for the three month period ended June 30, 1997 was approximately 50% as compared to approximately 49% for the comparable period. The gross margin percentage for the six month period ended June 30, 1997 was approximately 49% as compared to approximately 50% for the comparative period.

Operating expenses (excluding $11,646,000 related to acquired in-process R&D in the quarter ended June 30, 1996) for the three month period ended June 30, 1997 were $7,989,000 as compared to $5,513,000 for the comparable period. The increased operating expenses reflect the addition of the Synaptel operations as well as increased levels of research and development activities in 1997 compared to 1996. Operating expenses (excluding $11,646,000 related to acquired in-process R&D in the quarter ended June 30, 1996) for the six month period ended June 30, 1997 were $15,533,000 as compared to $10,859,000 for the comparable period. The increased operating expenses reflect the addition of the Synaptel operations as well as increased levels of research and development activities in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated $8,463,000 at June 30, 1997, and $5,850,000 at December 31, 1996. In the
second quarter of 1997, the Company invested approximately $300,000 in plant and equipment. The improved cash position is primarily due to a decrease in accounts receivable and profitable operations. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000. In the current quarter this facility was extended for an additional year pursuant to the terms of the arrangement.

The Company expects that its cash, cash equivalents, marketable securities and proceed from its credit facility will be adequate to meet foreseeable needs for the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

    Effective July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profit and loss, and assets for business and geographical segments similar to disclosures required under current standards. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company will consider adopting SFAS No. 130 and SFAS No. 131 in its December 31, 1997 consolidated financial statements and anticipates no material impact on the financial statements or footnotes to the financial statements.

                                  PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1997, The Annual Meeting of Shareholders of Interphase Corporation was held at the Company's office in Dallas Texas. The following matters were voted upon and approved at the meeting.

MATTER 1
An election of directors of the Company to serve until the next annual meeting for the Company was held. The following eight individuals were elected as Directors of the Company:

                                 Votes Cast       Votes
                                    For          Withheld
                                  ---------      -------
Dale Crane                        4,658,171      296,150
Gary W. Feilder                   4,656,906      297,375
James F. Halpin                   4,658,171      296,150
Paul N. Hug                       4,658,171      296,150
Robert H. Lyon                    4,658,171      296,150
R. Stephen Polley                 4,657,771      296,550
David H. Segrest                  4,658,171      296,150
S. Thomas Thawley                 4,658,171      296,150

To be elected a director each individual must have received a plurality of all votes cast at the meeting of election of directors.

MATTER 2
Also approved at the meeting by the following vote was a proposal to amend the Company's Amended and Restated Stock Option Plan to increase the aggregate number of shares issuable upon exercise of options thereunder from 1,350,000 to 2,350,000 and to provide that any and all options may be granted to any one or more participants.

    Votes Cast      Votes Cast                     Broker
       For           Against      Abstentions      Non-Votes
    ----------      ----------    -----------      ---------
    2,494,515        784,493        30,550         1,644,763

Approval of the plan required the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present in person or by proxy and entitled to be voted at the meeting.

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



Date:  August 13, 1997


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