Form 10-Q
period 1997-09-30
INTERPHASE CORP
filed 1997-11-13
CIK 728249

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997          Commission File Number 0-13071


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

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__   No _____

-------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                  OUTSTANDING AT NOVEMBER 3, 1997

Common Stock, No par value                                 5,497,178

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            INTERPHASE CORPORATION

                                     INDEX


PART I -FINANCIAL INFORMATION

    Item 1.   Consolidated Interim Financial Statements

              Consolidated Balance Sheets as of September 30, 1997
              and December 31, 1996                                           3

              Consolidated Statements of Operations for the three months
              and nine months ended September 30, 1997 and 1996               4

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1997 and 1996                               5

              Supplemental Schedule of Cash Flows                             6

              Notes to Consolidated Interim Financial Statements              7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   9


PART II- OTHER INFORMATION

    Item 6.   Reports on form 8-K and exhibits

              Signature                                                      11

                            INTERPHASE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   (in thousands, except number of shares)

                                                                September 30,  December 31,
ASSETS                                                              1997          1996
------                                                          ---------------------------
                                                                 (Unaudited)
Cash and cash equivalents                                         $  3,119      $  2,271
Marketable securities                                                3,211         3,579
Trade accounts receivable, less allowances for uncollectible
     accounts of $514 and $503, respectively                         9,092        15,182
Inventories, net                                                    16,610        12,599
Prepaid expenses and other current assets                              923         1,221
Deferred income taxes, net                                             874           886
                                                                  ----------------------
     Total current assets                                           33,829        35,738

Machinery and equipment                                             13,929        12,340
Leasehold improvements                                               2,924         2,863
Furniture and fixtures                                                 433           278
                                                                  ----------------------
                                                                    17,286        15,481
Less-accumulated depreciation and amortization                     (13,279)      (10,394)
                                                                  ----------------------
     Total property and equipment, net                               4,007         5,087

Capitalized software, net                                              283           400
Deferred income taxes, net                                             392           392
Acquired developed technology, net                                   4,501         5,819
Goodwill, net                                                        3,698         3,902
Other assets                                                         2,260         2,586
                                                                  ----------------------
     Total assets                                                 $ 48,970      $ 53,924
                                                                  ----------------------
                                                                  ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable                                                  $  3,058      $  4,279
Accrued liabilities                                                  2,790         3,097
Accrued compensation                                                 1,883         2,962
Income taxes payable                                                     -            93
Current portion of debt                                              2,465         2,471
                                                                  ----------------------
     Total current liabilities                                      10,196        12,902

Deferred lease obligations                                              52            72
Other liabilities                                                    1,800         1,120
Long term debt                                                       8,219         9,444
                                                                  ----------------------
     Total liabilities                                              20,267        23,538

Common stock, no par value                                          35,222        35,195
Retained deficit                                                    (6,616)       (4,959)
Cumulative foreign currency translation adjustment                     123           164
Unrealized holding period loss                                         (26)          (14)
                                                                  ----------------------
     Total shareholders' equity                                     28,703        30,386
                                                                  ----------------------
     Total liabilities and shareholders' equity                   $ 48,970      $ 53,924
                                                                  ----------------------
                                                                  ----------------------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             INTERPHASE CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (Unaudited)

   Three Months Ended                                                     Nine Months Ended
------------------------                                               -----------------------
30-Sep-97      30-Sep-96                                               30-Sep-97     30-Sep-96
---------      ---------                                               ---------     ---------
 $13,611        $16,370      Revenues                                   $48,848      $ 39,565
   7,402          8,499      Cost of sales                               25,391        19,915
 -------        -------                                                 -------      --------
   6,209          7,871      Gross profit                                23,457        19,650

   3,795          3,205      Research and development                    10,537         7,759
   2,986          2,874      Sales and marketing                          8,814         7,194
   1,585          1,475      General and administrative                   4,548         3,460
       -              -      Acquired in-process R&D                          -        11,646
 -------        -------                                                 -------      --------
   8,366          7,554          Total operating expenses                23,899        30,059
 -------        -------                                                 -------      --------

  (2,157)           317      Operating income  (loss)                      (442)      (10,409)
 -------        -------                                                 -------      --------

     120            116      Interest income                                332           333
    (294)          (248)     Interest expense                              (861)         (248)
    (227)             7      Other, net                                    (635)           (3)
 -------        -------                                                 -------      --------

  (2,558)           192      Income (loss) before income taxes           (1,606)      (10,327)

    (367)            25      Provision (benefit) for income taxes            51           427
 -------        -------                                                 -------      --------

 $(2,191)       $   167      Net income  (loss)                         $(1,657)     $(10,754)
 -------        -------                                                 -------      --------
 -------        -------                                                 -------      --------

                             Net income (loss) per common and
 $ (0.40)       $  0.03        common equivalent share                  $ (0.30)     $  (2.19)
 -------        -------                                                 -------      --------
 -------        -------                                                 -------      --------

                             Weighted average common and common
   5,494          5,709        equivalent shares                          5,493         4,920
 -------        -------                                                 -------      --------
 -------        -------                                                 -------      --------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           INTERPHASE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                        Nine Months Ended
                                                                      ----------------------
                                                                      30-Sep-97    30-Sep-96
                                                                      ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                             $(1,657)    $(10,754)
  Adjustment to reconcile net income to net cash provided (used)
     by operating activities:
  Depreciation and amortization                                          3,642        2,938
  Write off of acquired in-process research and development               -          11,646
  Change in assets and liabilities, net of Synaptel acquisition;
    Trade accounts receivable                                            6,090       (8,599)
    Inventories                                                         (4,011)      (1,148)
    Prepaid expenses and other current assets                              298          154
    Accounts payable and accrued liabilities                            (1,630)       1,195
    Accrued compensation                                                (1,079)         181
  Deferred income taxes payable                                             12           77
  Other long term liabilities                                              680         -
  Deferred lease obligations                                               (20)         (99)
                                                                       -------     --------
  Net adjustments                                                        3,982        6,345
                                                                       -------     --------
    Net cash provided (used) by operating activities                     2,325       (4,409)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment and leasehold improvements             (808)      (2,542)
  Additions to capitalized software                                       (106)      (1,088)
  Decrease in other assets                                                 326         (153)
  Cash acquired in Synaptel acquisition                                   -              11
  (Increase) in acquired developed technology                             -          (2,500)
  Decrease in marketable securities                                        368        5,298
  Change in holding period gain/loss on marketable securities              (12)         (25)
                                                                       -------     --------
    Net cash provided (used) by investing activities                      (232)        (999)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on debt                                                       (1,731)         (27)
  Proceeds from debt                                                       500        2,580
  Change in cumulative foreign currency translation                        (41)        -
  Increase in common stock                                                  27          992
                                                                       -------     --------
    Net cash provided (used) by financing activities                    (1,245)       3,545
                                                                       -------     --------
Net increase (decrease) in cash and cash equivalents                       848       (1,863)
Cash and cash equivalents at beginning of period                         2,271        2,977
                                                                       -------     --------
Cash and cash equivalents at end of period                             $ 3,119     $  1,114
                                                                       -------     --------
                                                                       -------     --------
Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                          302          478
Income taxes refunded                                                        2            8
Interest paid                                                              770         -

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            INTERPHASE CORPORATION

                     SUPPLEMENTAL SCHEDULE OF CASH FLOWS
                                (in thousands)


Supplemental schedule of noncash investing and financing activities

In June 1996, the Company purchased all of the capital stock of Synaptel.


     Fair value of assets acquired                         $  (26,676)
     Liabilities assumed                                        7,687
     Acquisition debt                                           8,000
     Common stock issued                                        9,200
     Accrued aquisition costs                                   1,800
                                                           ----------
          Cash acquired in Synaptel acquisition            $       11
                                                           ----------
                                                           ----------



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

2.   ACQUISITIONS

SYNAPTEL

Effective June 29, 1996 the Company acquired all the capital stock of Synaptel,
S.A., ("Synaptel"), a French company  for approximately $19,000,000.   The
purchase consideration consisted of $8,000,000 in cash, 594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition has been accounted for using the purchase method of accounting from the effective date of the acquisition. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill. Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,230,000 of developed technology and $415,000 related to Synaptel's assembled workforce. Acquired in-process research and development activities had no alternative future use and had not achieved technological feasibility and were expensed in June 1996.

In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earn-out and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods. In 1996 and 1997, no additional consideration was paid.

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

Weighted average common and common equivalent shares:

                             Three Months Ended      Nine Months Ended
                                  Sep 30,                  Sep 30,
                             ------------------      -----------------
     (IN THOUSANDS)           1997         1996       1997        1996
                             -----        -----      -----       -----
     Outstanding             5,494        5,348      5,493       4,920
     Stock options            ----          361       ----         ---
                             -----        -----      -----       -----
          Total              5,494        5,709      5,493       4,920
                             -----        -----      -----       -----
                             -----        -----      -----       -----

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

                                        Three Months Ended   Nine Months Ended
                                               Sep 30,            Sep 30,
    PRIMARY EPS                             1997    1996      1997      1996
    -----------                         --------------------------------------
    Per share amounts
    Primary EPS as reported                 $ (0.40) $.03      $ (0.30) $(2.19)
    Effect of SFAS No. 128                      -     -            -       -
                                            -------------      ---------------
    Pro-forma basic EPS as restated         $ (0.40) $.03      $ (0.30) $(2.19)


                                        Three Months Ended   Nine Months Ended
                                               Sep 30,            Sep 30,
    FULLY DILUTED EPS                       1997    1996      1997      1996
    -----------------                       -------------     ----------------
    Per share amounts
    Fully diluted EPS as reported           $ (0.40) $.03      $ (0.30) $(2.19)
    Effect of SFAS No. 128                      -     -            -       -
                                            -------------      ---------------
    Pro-forma diluted EPS as restated       $ (0.40) $.03      $ (0.30) $(2.19)
                                            -------------      ---------------

1.   CREDIT FACILITY

Prior to and in conjunction with the Synaptel acquisition discussed in Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment
financing facility  and a $5,000,000 revolving credit facility.   The facility
is subject to an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest which commenced on November 30, 1996 with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan is due June 30, 1999. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At September, 1997, total availability under this credit facility was $1,812,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1997 ("third quarter") decreased $2,759,000 or approximately 17% to $13,611,000 as compared to $16,370,000 for the same period in 1996 ("comparative period"). In the third quarter 1997 local area networking ("LAN") product revenue decreased 5% over the comparative period. The decline in LAN revenue was the result of lower FDDI and older ethernet/token ring product revenues, partially offset by increases in both ATM and fast ethernet product revenues. FDDI product revenues decreased 44%, older ethernet/token ring product revenues decreased 57% while ATM increased 48% and fast ethernet increased 200%, over the comparative period.
LAN products in total comprised 78% of total revenues for the third quarter, and 68% for the comparative period. FDDI, ATM, fast ethenet and older ethernet/token ring products represented 28%, 11%, 33% and 6% of total revenues, respectively for the third quarter. In the third quarter wide area networking ("WAN") product revenues decreased 79% over the comparable period and comprised 5% of revenues.

Mass storage product revenues, primarily SCSI and Fibre channel adapter cards, increased 26% in the third quarter 1997 from the comparative period. Mass storage products comprised 13% of total revenues in the third quarter 1997 and 9% in the comparative period. SCSI and Fibre channel product revenues were 9% and 5% of revenues, respectively for the third quarter.

Geographically, North America revenues comprised 77% of consolidated revenues in the third quarter 1997 compared to 68% in the comparative period. European revenues comprised 20% of consolidated revenues in the third quarter 1997 and 30% in the comparative period. Pacific Rim revenues comprised 3% of consolidated revenues in the third quarter 1997 and 2% in the comparative period.

The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 41% of the Company's revenue for the third quarter.

Revenues for the nine months ended September 30, 1997 increased $9,283,000 or 23% to $48,848,000 as compared to $39,565,000 for the same period in 1996. The growth in revenue is due to increased revenue from fast-ethernet products and the inclusion of WAN products due to the acquisition of Synaptel S.A. in June 1996. Revenues from LAN, Mass Storage and WAN products comprised 77%, 11% and 9% respectively, of consolidated revenues for the nine month period ended September 30, 1997.

The gross margin percentage for the three month period ended September 30, 1997 was approximately 46% as compared to approximately 48% for the comparable period. The gross margin percentage for the nine month period ended September 30, 1997 was approximately 48% as compared to approximately 50% for the same period in 1996. The decrease in gross margin percentages in 1997 compared to 1996 reflect the increases in fast ethernet and ATM product revenues, which produce lower gross margin percentages, as well as the decreases in FDDI, SCSI and older ethernet product revenues, which typically produce higher gross margin percentages.

Operating expenses for the three month period ended September 30, 1997 were $8,366,000 as compared to $7,554,000 for the comparable period. The increased operating expenses reflects increased levels of research and development activities in 1997 compared to 1996. Operating expenses for the nine month period ended September 30, 1997 were $23,899,000 as compared to $18,413,000 for the same period in 1996 (excluding $11,646,000 related to acquired in-process R&D in the quarter ended June 30, 1996). The increased operating expenses reflect the addition of the Synaptel operations as well as increased levels of research and development activities in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities aggregated $6,330,000 at September 30, 1997, and $5,850,000 at December 31, 1996. In the
third quarter of 1997, the Company invested approximately $250,000 in plant and equipment. The improved cash position is primarily due to a decrease in accounts receivable partially off set by an increase in inventory and decreases in accrued liabilities and accrued compensation. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

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


                                       INTERPHASE CORPORATION
                                            (Registrant)



Date: November 11, 1997


                                       /s/ Robert L. Drury
                                       ---------------------------------
                                       Robert L. Drury
                                       Chief Financial Officer and
                                       Vice President Finance
                                       (Principal Financial and
                                       Accounting officer)