Form 10-K
period 1997-12-31
INTERPHASE CORP
filed 1998-03-26
CIK 728249

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
           _________________________________________________
                               FORM 10-K

           ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1997  Commission File Number 0-13071

                          INTERPHASE CORPORATION
        (Exact name of registrant as specified in its charter)


             Texas                                75-1549797
        (State or other jurisdiction of        (I.R.S.Employer
        incorporation or organization)        Identification No.)


                   13800 Senlac, Dallas, Texas 75234
         (Address of principal executive offices and zip code)
   Registrant's telephone number, including area code:  (214) 654-5000

        Securities registered pursuant to Section 12(b) of the Act:
                                 None

        Securities registered pursuant to Section 12(g) of the Act:
                            Title of Class
                      Common Stock, no par value

 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
 to such filing requirements for the past 90 days.        Yes x     No
 Indicate by check  mark if disclosure  of delinquent  filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-K or any amendment to this 10-K. [   ]

 The aggregate market value of the voting stock held by non-affiliates of the registrant on March 2, 1998 was approximately $37,032,542. As of March 2, 1998, registrant had outstanding 5,517,118 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: (1) Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on April 30, 1998 (Part III).

                                PART I

   ITEM 1.   BUSINESS.

   Introduction

   Interphase Corporation and subsidiaries ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high-performance network and mass storage products based on advanced technologies for some of today's most powerful computer systems.
   Interphase's network and mass storage products include high performance network adapters, concentrators and computer network operating system software drivers. The Company's local area network ("LAN") products implement high speed networking technologies such as Fiber Distributed Data Interface ("FDDI"), Asynchronous Transfer Mode ("ATM"), fast ethernet (both 100 VG-AnyLAN and 100 Base T), as well as ethernet (10Base T) and Token Right technologies that facilitate the high speed movement of information across computer networks. The Company's wide area network ("WAN") products serving both the server class and client class utilize Integrated Services Digital Network ("ISDN") and X.25 technologies. In addition, the Company announced, in early 1997, its first Digital Subscriber Loop "(xDSL") product, an Asynchronous DSL ("ADSL") adapter card. The Company's mass storage controllers are currently based on Small Computer Systems Interface ("SCSI") technology and high speed Fibre Channel technology to facilitate the movement of data to and from mass storage devices. Fibre Channel can also be used for a high speed interconnect in clustered applications. The Company's products are designed to not only comply with the appropriate open system technical standards but also optimize the performance of the customer's network and mass storage environments.

   The Company's LAN adapters and mass storage controllers consist of both hardware and software. The hardware is essentially printed circuit boards which plug into the backplane of a computer and incorporate industry standard bus architectures of the most popular client/server platforms such as PCI, Sbus, EISA, VME, GIO and PMC, as well as input-output front-ends for many performance oriented computer systems. The Company's network adapters support a variety of media including fiber optic cabling and unshielded twisted pair ("UTP") and shielded twisted pair ("STP") copper wire. The Company's software consists of drivers for the most popular client/server operating systems such as Windows NT, Netware, HP-UX, IRIX, O/S2, Solaris, SunO/S, AIX and certain real-time operating systems. In addition the software may include diagnostics, station management ("SMT") and in certain cases off loads the processing of the protocol stack from the server to the adapter card. The Company's FDDI concentrator products are stand-alone network devices which serve as a single point of connection for multi-port local area networks as well as perform certain network traffic management tasks. The mass storage controllers provide a high-speed connection to computer peripheral devices, such as disk drives, tape drives and printers. The Company's WAN adapters are complete ISDN packages that allow standalone desktops and notebooks to connect to Shiva Lan Rover,
   PPP/ISDN routers, and FTP software ONnet as well as X.25 remote access products. The Company's products are used in a wide range of computer applications including graphics workstations, high performance work groups, CPU clusters, medical imaging, telephone switching, on-line transaction processing and financial services networks.

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

   Effective June 29, 1996, the Company purchased all the issued and outstanding capital stock of Synaptel S.A. ("Synaptel"). Synaptel designs and distributes a broad line of remote access and ISDN products, which include both significant software content and interoperability with a broad range of networking protocols.

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

   Network Products

   Revenues derived from networking products represented approximately 77% and 71% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively and 61% of consolidated revenues during the year ended October 31, 1995.

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

   Sbus/FDDI 5611 is a high performance FDDI network adapter for SBus systems. The 5611 is designed to capitalize on the high performance of Sun SPARC and compatible systems with a direct memory access (DMA) architecture.

   Sbus/FDDI CDDI WA-C303 adapter provides high performance, 100-Mbps connectivity to FDDI networks for SPARC-based worstations and servers. It supports single attachment and fault-tolerant, dual attachment connections.

   EISA/FDDI CDDI WA-C323  adapter   provides high performance 100  Mbps
   connectivity to workgroup servers and workstations.

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

   VME ATM 5215 adapter provides full duplex ATM connectivity for SGI Onyz and Challenge systems running the IRIX

   PCI ATM 5515 / 5575 adapter provides full duplex ATM connectivity for most PCI-compliant systems. This adapter supports Windows NT, Novell NetWare UnixWare, Solaris and AIX. NetWare.

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

   WAN

   Interphase has a line of WAN products that provide optimal WAN and ISDN connectivity solutions for servers, remote LANs and PCs in multi-vendor networking environments. Interphase WAN products are compatible with Novell, Microsoft, IBM, Sun, Unix, SNA, X.25 Frame Relay and ISDN.

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


   Mass Storage Controller Products

   Revenues derived from mass storage controller products represented approximately 12% and 14% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively and 34% of consolidated revenues during the year ended October 31, 1995.

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

   In 1997, the Company applied the majority of its engineering development resources to products for the emerging ATM market. This network technology provides for the integration of voice, video and data transmission in local area networks and wide area networks, significant improvements in network managability, and scalability of speed from 25 megabits per second ("Mbps") to 51, 100, 155 and 622 Mbps.

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

   Marketing and Customers

   The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During 1997 sales to Hewlett Packard accounted for $26,402,000 or 40% of consolidated revenue, and was the only customer accounting for more than 10% of consolidated revenues. During 1996 no single customer accounted for more that 10% of consolidated revenues. During the year ended October 31, 1995, sales to Pyramid Corporation accounted for $7,039,000 or 15% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues.

   In 1989, Motorola purchased 660,000 shares of common stock of the Company at a price of $11.00 per share. In addition, Motorola received warrants to purchase an additional 660,000 shares of common stock at an exercise price of $15.40 per share. The warrants were not exercised by Motorola and expired in March 1996. Sales to Motorola approximated 3%, 6% and 6% of the Company's revenues for the years ended December 31, 1997, 1996, and October 31, 1995, respectively.

   The Company markets its products through its own sales organization and, to a lesser extent, through a network of independent sales representatives. In addition to the Company's headquarters in Dallas, Texas, the Company has sales offices located in or near Santa Clara, California; Boston, Massachusetts; Phoenix, Arizona; Minneapolis, Minnesota; Tokyo, Japan; London, England; and Paris, France. The Company's sales personnel market products directly to key customers as well as support the sales representative network. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Anixter, Fuji-Xerox, Gates/Arrow and Westcon.

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

   Employees

   At December 31, 1997, the Company had 222 full-time employees, of which 74 were engaged in manufacturing and quality assurance, 72 in research and development, 50 in sales, sales support, service and marketing and 26 in general management and administration.

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

        None

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable

                                   PART II

   ITEM 5.        MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                  SHAREHOLDER MATTERS.

   Since January 1984 shares of the Company's common stock have been traded on The Nasdaq Stock Exchange under the symbol INPH. The following table summarizes its high and low price for each fiscal quarter during 1997 and 1996 as reported by Nasdaq.

   Fiscal 1997               High        Low
   First Quarter            11.125      8.00
   Second Quarter            8.875      6.25
   Third Quarter            11.125     7.875
   Fourth Quarter            8.625      5.75

   Fiscal 1996
   First Quarter            13.875     9.875
   Second Quarter            20.25     13.50
   Third Quarter             16.50     10.00
   Fourth Quarter           16.375     10.00

   The Company had approximately 900 beneficial owners of its Common Stock, of which 94 are of record , as of March 2, 1998.

   The Company has not paid dividends on its Common Stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

   ITEM 6.        SELECTED FINANCIAL DATA

   Statement of Operations Data:
   (In Thousands, except per share data)
                                             Two months
                            Twelve months      ended        Twelve months
                            ended Dec. 31,    Dec. 31,      ended Oct. 31,
                            1997      1996      1995    1995    1994     1993

Revenues                  $66,004   $56,752   $ 3,379  $47,368 $40,303  $38,496

Gross Profit               32,016    27,964     1,224   23,547  20,066   18,764

Research and               13,327     9,902     1,360    7,327   7,862    8,772
development

Sales and marketing        11,686    10,297     1,173    8,583   7,599    9,087

General and                 6,248     4,905       634    4,004   4,146    4,847
Administrative

Special Charges                 -    11,646         -        -   1,148    2,447

Operating income              755   (8,786)   (1,943)    3,633   (689)  (6,389)
(loss)

Other, net                (1,525)     (705)        94      589     278      404

Income (loss) before        (770)   (9,491)   (1,849)    4,222  (411))  (5,985)
income tax

Net income (loss)         $ (971) $(10,055)  $(1,167)  $ 2,759 $ (280)  $4,201)

  Net income loss per    $ (0.18)   $(1.99)  $ (0.25)   $ 0.60 $(0.06)  $(0.94)
share (Basic)
  Net income loss per    $ (0.18)   $(1.99)  $ (0.25)   $ 0.55 $(0.06)  $(0.94)
share (Diluted)

Weighted average            5,496     5,062     4,663    4,561   4,484    4,472
common shares
Weighted average
common
 & common equivalent        5,496     5,062     4,663    5,051   4,484    4,472
shares


                              December 31,                 October 31,
Balance Sheet Data:         1997       1996          1995     1994      1993
Working capital           $25,244    $22,836       $24,328  $20,776   $19,053

Total assets               49,447     53,924        35,430   31,943    32,339

Total Liabilities          19,904     23,538         5,019    5,094     5,239

Shareholders' equity       29,543     30,386        30,411   26,849    27,100

   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

   Consolidated Statement of Operations Percentage of Revenues
                                                 Two months
                                     Year ended    ended   Year ended
                                       Dec. 31,    Dec. 31,  Oct. 31,
                                     1997    1996    1995     1995
   Revenues                         100.0%  100.0%  100.0%  100.0%
   Cost of sales                     51.5%   50.7%   63.8%   50.3%


   Gross profit                      48.5%   49.3%   36.2%   49.7%

   Research and development          20.2%   17.4%   40.2%   15.4%
   Sales and marketing               17.7%   18.1%   34.7%   18.1%
   General and administrative         9.5%    8.6%   18.8%    8.5%
   Acquired in-process R&D            0.0%   20.5%    0.0%    0.0%


   Operating income (loss)            1.1%  -15.3%  -57.5%    7.7%

   Interest income                    0.7%    0.7%    2.8%    1.2%
   Interest expense                  -1.7%   -0.9%    0.0%    0.0%
   Other, net                        -1.3%   -1.0%    0.0%    0.0%

   Income (loss) before income       -1.2%  -16.5%  -54.7%    8.9%
   taxes

   Provision (benefit) for income     0.3%    1.0%  -20.2%    3.1%
   taxes


   Net income (loss)                 -1.5%  -17.5%  -34.5%    5.8%

   RESULTS OF OPERATIONS

   Effective January 1, 1996, Interphase Corporation ("the Company") changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the year ended December 31, 1996, are being compared with results from the year ended October 31, 1995. The Company has not recast October 31, 1995 financial information presented herein to conform to the new fiscal year ends, as management does not believe such recasting would be as meaningful for comparative purposes.

   In June 1996, the Company acquired Synaptel, S.A ("Synaptel"), a French company which designs and distributes a broad line of remote access and ISDN products, which include both significant software content and interoperability with a broad range of networking protocols.

   Revenues: Total revenues for the year ended December 31, 1997 and 1996 were $66,004,000 and $56,752,000, respectively and $47,368,000 for the year ended October 31, 1995. This represents a growth in revenues of 16% from 1996 to 1997. The increase in revenues was led by significant revenue growth in the Company's Fibre Channel product line, a three-fold increase in sales of the Company's Fast Ethernet product line, and 22% increase in sales of ATM products. This was offset by a shift from the Company's FDDI, SCSI, and Ethernet products by 20% from 1996 to 1997. In 1997, FDDI revenues accounted for approximately 33% of total revenues, Fast Ethernet 30%, SCSI 9%, WAN 8%, ATM 8%, Ethernet 6% and Fibre Channel 3%. Local area networking products in total comprised 77% of total revenues for 1997, mass storage product revenues 12% and wide area networking products 8%. North American revenues grew 26%, Pacific Rim revenues declined 8%, and European revenues declined 12% compared to 1996. The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 40% of the Company's revenue in 1997.

   The increase in revenues from 1995 to 1996 was $9,384,000, which represents a growth in revenues of approximately 20%. Revenues from the WAN product line were approximately $7,100,000 since the acquisition in mid-1996. The remaining increase in revenues was led by a 17% increase in sales of the Company's FDDI product line, a 17% increase in sales of Ethernet products, a 116% increase in sales of ATM products and partially offset by a 51% decline in SCSI products.
     In 1996 FDDI revenues accounted for approximately 43% of total revenues, SCSI 13%, Ethernet 12%, ATM 8%, Fast Ethernet 8% and WAN 13%. Local area networking products in total comprised 71% of total revenues for 1996, mass storage products revenues 14% of total revenues and wide area networking products 13% of total revenues. North America revenues grew 2%, Pacific Rim revenues declined 3% and European revenues increased twofold compared to 1995, primarily due to the acquisition of Synaptel.

   Cost of Sales: Cost of sales expressed as a percentage of revenues was 51%, 51% and 50% for the years ended December 31, 1997 and 1996, and October 31, 1995, respectively. In 1997, the SCSI and WAN products experienced improved gross margins over 1996, Ethernet, 100 Base T /VGAnyLan and Fibre Channel were relatively unchanged and FDDI products experienced a slight increase in cost of sales as a percentage of revenues compared to 1996. In 1996, the FDDI products experienced improved gross margins over 1995, SCSI and ATM products were unchanged and Ethernet experienced a slight improvement in cost of sales as a percentage of revenues compared to 1995.

   Research and Development: The Company's investment in the development of new products through research and development was $13,327,000, $9,902,000 and $7,327,000 in 1997, 1996, and 1995,
   respectively. As a percentage of revenue, research and development expenses were 20%, 17% and 15% for 1997, 1996 and 1995, respectively. The increase in spending in 1997 reflected additional spending on development for ATM, WAN, Fibre Channel and Fast Ethernet. The increase in spending in 1996 was primarily the result of the acquisition of Synaptel. As a percentage of revenue, research and development expenses are expected to decrease in 1998.

   Sales and Marketing: Sales and marketing expenses were $11,686,000, $10,297,000, and $8,583,000 in 1997, 1996, and 1995, respectively. As a percentage of revenue, sales and marketing expenses were 18%, for each year. As a percentage of revenue, sales and marketing expenses are expected to remain constant in 1998.

   Special Charges:       In  the second  quarter  of 1996  the  Company
   recorded a charge of $11,646,000 for acquired in-process R&D in association with the acquisition of Synaptel. Acquired in-process research and development activities had no alternative future use and had not achieved technological feasibility; accordingly, the amounts were expensed in the accompanying consolidated statements of operations for the period ended December 31, 1996.

   General and Administrative: General and administrative expenses were $6,248,000, $4,905,000 and $4,004,000 in 1997, 1996, and 1995,
   respectively. As a percentage of revenue, general and administrative expenses were 9% for each year. As a percentage of revenue, general
    and administrative  expenses are  expected to  remain constant    in
   1998.

   Interest Income:    Interest  income  was  $438,000,  $421,000  and
   $586,000 in 1997, 1996 and 1995, respectively. The change in interest income from year to year is a reflection of the increase and decrease in the funds available for investment.

   Interest Expense: Interest expense was $1,126,000, $535,000 and $0 in 1997, 1996 and 1995, respectively. The increase in interest expense in 1997 is the result of the debt incurred by the Company to fund the Synaptel acquisition in mid-1996 being outstanding for a full year in 1997.

   Other Expense: Other expense was $837,000 and $591,000 in 1997 and 1996, respectively. Other expense primarily reflects the amortization of goodwill and acquired developed technologies related to the Synaptel acquisition.

   Provision (Benefit) for Income Taxes: The Company experienced a net loss before taxes in 1997, however, due to the effects of non-deductible goodwill and state income taxes, the Company had a tax provision of $201,000. The provision decreased 64% from 1996 to 1997 primarily due to the write-off of acquired in-process research and development in 1996 which was not tax benefited.

   Net Income (Loss): The Company reported a net loss was $971,000 in 1997, a net loss of $10,055,000 in 1996, and net income of $2,759,000 in 1995. The loss in 1996 was attributable to the write-off of acquired in-process research and development ($11,646,000) associated with the acquisition of Synaptel.

   Adoption of Accounting Standards: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", for its December 31, 1997 consolidated financial statements.
    As a  result, the  Company's reported  earnings  per share  for  all periods presented were restated. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
    Diluted earnings per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year.

   In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of SFAS No. 121 resulted in no significant impact on the consolidated financial statements of the Company. The Company adopted the footnote disclosure approach to SFAS No. 123, and the Company's pro-forma disclosure can be found in the notes to the consolidated financial statements.

   Pending Accounting Pronouncements: In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profit and loss, and assets for business and geographical segments similar to disclosures required under current standards. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company will adopt these statements in 1998.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash, cash equivalents and marketable securities aggregated $5,519,000, $5,850,000 and $12,686,000 at December 31,
   1997, 1996 and October 31, 1995, respectively. Cash, cash equivalents and marketable securities remained relatively unchanged from 1996 to 1997. The decrease of $6,836,000 from 1995 to 1996 is primarily due to the acquisition of the CISCO product line and the growth in accounts receivable and inventories. Expenditures for equipment and purchased software were $1,150,000, $2,539,000 and
   $2,728,000 in  1997, 1996  and 1995,  respectively. At  December  31,
   1997, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating lease on its Dallas facility and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 1998. In connection with the Synaptel acquisition in June 1996, the Company entered into a two-year $16,000,000 credit facility with a financial institution, subject to annual renewal provisions. This credit facility includes an $8,500,000 term loan, a $2,500,000 equipment loan and a $5,000,000 revolving credit facility. The term loan and equipment loan are due in quarterly installments beginning in November 1996, and expire in November 2001. The revolving credit facility expires in June 1999. In 1998, maturities of this credit facility will be approximately $2,192,000.

   The Company is currently assessing certain year 2000 issues on various computer related systems, and it will initiate an implementation plan before year 2000 to minimize potential material adverse consequences. The cost to implement this plan has yet to be determined, however the Company does not expect the cost to be material to its financial position or results of operations. The costs associated with this implementation will be expensed as incurred. The Company expects that its cash, cash equivalents and marketable securities will be adequate to meet foreseeable needs in 1998.

   Use of Forward-Looking Statements: Certain statements contained in MD&A are forward-looking, including statements concerning expected expenses and the adequacy of the Company's sources of cash to finance its current and future operations. Factors which could cause actual results to materially differ from management's expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market domain; and the risks described from time to time in the Company's SEC filings.


   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Item 14 (a) below.

   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable

                              PART III

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1998, which is incorporatted herein by referece.

   ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1998, which is incorporated herein by reference.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.

   The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1998, which is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1998, which is incorporated herein by reference.

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

   b)        Reports on Form 8-K.

   No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERPHASE CORPORATION

   Date:     March 25, 1998                By:  /s/ R. Stephen Polley

                                      R. Stephen Polley
                                      President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

                     Name                             Title

                                      Chairman of the Board of Directors,
                                      Chief Executive Officer,
                                       and President
        /s/ R. Stephen Polley       (Principal executive officer)
            R. Stephen Polley
                                     Chief Financial Officer,
                                     Vice President of  Financial
                                     and Treasurer
       /s/ Gregory B. Kalush         (Principal finance officer)
           Gregory B. Kalush

       /s/ Gary  W. Fiedler        Director
             Gary Fiedler

       /s/ Dale Crane              Director
              Dale Crane

       /s/ James F. Halpin         Director
           James F. Halpin

       /s/ Paul N. Hug             Director
            Paul N. Hug

       /s/ Willaim Voss            Director
          William Voss

       /s/ David H. Segrest        Director
          David H. Segrest

       /s/ S. Thomas Thawley       Director
          S. Thomas Thawley

                   INDEX TO FINANCIAL STATEMENTS AND
                     FINANCIAL STATEMENT SCHEDULES



   Report of Independent Public Accountants -
        ARTHUR ANDERSEN LLP                                      F-2

   Consolidated Balance Sheets - December 31, 1997  and 1996     F-3

   Consolidated Statements of Operations - Periods Ended
        December 31, 1997, 1996, 1995 and  October 31, 1995      F-4

   Consolidated Statements of Shareholders' Equity - Periods Ended
       December 31, 1997, 1996, 1995 and  October 31, 1995       F-5

   Consolidated Statements of Cash Flows - Periods Ended     F-6 to F-7
        December 31, 1997, 1996, 1995 and October 31, 1995

   Notes to Consolidated Financial Statements                F-8 to F-18

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Shareholders and Board of Directors of Interphase Corporation:

   We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the two month period ended December 31, 1995 and the year ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the two month period ended December 31, 1995 and the year ended October 31, 1995, in conformity with generally accepted accounting principles.

                                 ARTHUR ANDERSEN  LLP
   Dallas, Texas
   February 4, 1998


                            INTERPHASE CORPORATION
                        CONSOLIDATED BALANCE SHEET
                  (in thousands, except number of shares)


                                                Dec. 31, 1997  Dec. 31, 1996
   Cash and cash equivalents                           $2,247    $2,271
   Marketable securities                                3,272     3,579
   Trade accounts receivable, less allowances for
   uncollectible
   accounts of $544 and $503 respectively              13,030    15,182
   Inventories, net                                    14,895    12,599
   Prepaid expenses and other current assets              798     1,221
   Deferred income taxes, net                             686       886
        Total current assets                           34,928    35,738
   Machinery and equipment                             12,079    12,340
   Leasehold improvements                               2,890     2,863
   Furniture and fixtures                                 417       278
                                                       15,386    15,481
   Less-accumulated depreciation and amortization    (11,817)   (10,394)

        Total property and equipment, net               3,569     5,087
   Capitalized software, net                              225       400
   Deferred income taxes, net                             862       392
   Acquired developed technology, net                   4,400     5,819
   Goodwill, net                                        3,310     3,902
   Other assets                                         2,153     2,586
        Total assets                                  $49,447   $53,924
 LIABILITIES AND SHAREHOLDERS' EQUITY
        Liabilities
   Accounts payable                                    $2,636    $4,279
   Accrued liabilities                                  2,484     3,097
   Accrued compensation                                 1,910     2,962
   Income taxes payable                                   197        93
   Current portion of debt                              2,457     2,471
        Total current liabilities                       9,684    12,902
   Other liabilities                                      600     1,192
   Long term debt, net of current portion               9,620     9,444
        Total liabilities                              19,904    23,538
   Commitments and contingencies

        Shareholders' Equity
   Common stock, no par value; 100,000,000 shares      35,326    35,195
   authorized; 5,516,578
      and 5,491,658 shares outstanding, respectively
   Retained earnings (deficit)                        (5,930)   (4,959)
   Cumulative foreign currency translation                178       164
   adjustment
   Unrealized holding period loss                        (31)      (14)
        Total shareholders' equity                     29,543    30,386
        Total liabilities and shareholders' equity    $49,447   $53,924
The accompanying notes are an integral part of these consolidated financial statements.
                                    F-3

                           INTERPHASE CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                                                       Two months Year
                                        Year ended       ended    ended
                                          Dec. 31,       Dec. 31, Oct. 31
                                        1997    1996     1995      1995
  Revenues                            $66,004  $56,752    $3,379  $47,368
  Cost of sales                        33,988   28,788     2,155   23,821

  Gross profit                         32,016   27,964     1,224   23,547

  Research and development             13,327    9,902     1,360    7,327
  Sales and marketing                  11,686   10,297     1,173    8,583
  General and administrative            6,248    4,905       634    4,004
  Acquired in-process R&D                   -   11,646         -      -

     Total operating expenses          31,261   36,750     3,167   19,914

  Operating income (loss)                 755  (8,786)   (1,943)    3,633

  Interest income                         438      421        94      586
  Interest expense                    (1,126)    (535)         -        -
  Other, net                            (837)    (591)         -        3

  Income (loss) before income taxes     (770)  (9,491)   (1,849)    4,222

  Provision (benefit) for income          201      564     (682)    1,463
  taxes

  Net income (loss)                    $(971)$(10,055)  $(1,167)   $2,759

  Net income (loss) per share
     Basic earnings per share          $(0.18)  $(1.99)   $(0.25)    $0.60
     Diluted earnings per share        $(0.18)  $(1.99)   $(0.25)    $0.55

    Weighted average common shares        5,496    5,062     4,663    4,561
    Weighted average common and common
  equivalent shares                     5,496    5,062     4,663    5,051

          The accompanying notes are an integral part of these consolidated financial statements.


                          INTERPHASE CORPORATION
              CONSOLIDATE STATEMENTS OF SHAREHOLDERS' EQUITY
                              (in thousands)

                                                                              Cumulative
                                                        Retained  Unrealized  Foreign
                                        Common Stock    Earnings  Holdings    Currency
                                       Shares  Amount  (Deficit)  Period Loss Translation  Total
Balance at October 31, 1994              4,513 $23,493    $3,504     $(148)       $-      $26,849

 Option exercises, including related       148     684         -         -         -          684
 tax benefit
 Unrealized holding period gain              -       -         -       119         -          119
 Net income                                  -       -     2,759         -         -        2,759

Balance at October 31, 1995              4,661  24,177     6,263       (29)        -       30,411

 Option exercises, including related         6      17         -         -         -           17
 tax benefit
 Unrealized holding period gain              -       -         -         -         -           -
 Net loss                                    -       -    (1,167)        -         -       (1,167)

Balance at December 31, 1995             4,667 $24,194    $5,096      $(29)       $-      $29,261

 Option exercises, including related       230   1,801         -         -         -        1,801
 tax benefit
 Common stock issued in Synaptel           595   9,200         -         -         -        9,200
 acquisition
 Cumulative foreign currency                 -       -         -         -       164          164
 translation
 Unrealized holding period gain              -       -         -        15         -           15
 Net loss                                    -       -   (10,055)        -         -      (10,055)

Balance at December 31, 1996             5,492 $35,195   $(4,959)     $(14)     $164      $30,386

 Option exercises, including related        24     131         -         -         -          131
 tax benefit
 Cumulative foreign currency                 -       -         -         -        14           14
 translation
 Unrealized holding period gain              -       -         -       (17)        -          (17)
 Net loss                                    -       -      (971)        -         -         (971)

Balance at December 31, 1997             5,516 $35,326   $(5,930)     $(31)     $178      $29,543


     The accompanying notes are an integral part of these consolidated financial statements.


                          INTERPHASE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                                     Two months
                                              Year ended  Year ended ended    Year ended
                                                 Dec. 31,  Dec. 31,  Dec. 31,  Oct. 31,
                                                      1997     1996     1995     1995
   Cash flows from operating activities:
     Net income (loss)                           $(971)    $(10,055) $(1,167)  $2,759

     Adjustment to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Write off of acquired in-process research        0       11,646        0       0
   and development
      Depreciation and amortization               4,739        4,234      525   2,814
      Deferred income taxes                       (270)        (358)        1     170
      Change in assets and liabilities, net of
   Synaptel acquisition
          Trade accounts receivable               2,152      (8,584)    3,575 (1,863)
          Inventories                           (2,296)      (1,345)  (2,173)   (909)
          Refundable income taxes                     0            0        0     219
          Prepaid expenses and other current        423        (151)       93   (224)
   assets
          Accounts payable and accrued          (2,081)        (409)    (304)    (28)
   liabilities
          Accrued compensation                  (1,052)        (258)       43   (106)
          Income taxes payable                      104           0    (366)     366
      Net adjustments                             1,719       4,775    1,394     439

          Net cash provided (used) by operating     748      (5,280)      227   3,198
   activities

   Cash flows from investing activities:
      Additions to property, equipment,         (1,150)      (2,539)    (511) (2,728)
   capitalized software and leasehold
   improvements
      Decrease (increase) in other assets           373        (200)     (71)    (93)
      Decrease (increase) in marketable             307        5,788      (1) (1,528)
   securities
      Cash acquired in Synaptel acquisition           0           11        0       0
      Change in unrealized holding period loss     (17)           15        0       0
   on marketable securities
      Acquisition of developed technologies           0       (2,500)        0       0

          Net cash (used) provided by investing   (487)          575    (583) (4,349)
   activities

   Cash flows from financing activities:
      Increase (decrease) in other long term      (592)        1,093      (4)    (27)
   liabilities
      Payments of debt                          (2,338)      (1,134)       0       0
      Proceeds from debt                          2,500       2,075        0       0
      Increase in foreign currency translation       14         164        0       0
   adjustment
      Increase in common stock from exercise of     131       1,801       17     684
   options
          Net cash provided by financing          (285)       3,999       13     657
   activities

   Net increase (decrease) in cash and cash        (24)       (706)    (343)   (494)
   equivalents

   Cash and cash equivalents at beginning of      2,271       2,977    3,320   3,814
   year

   Cash and cash equivalents at end of year      $2,247      $2,271   $2,977  $3,320

   Supplemental Disclosure of Cash Flow
   Information:
   Interest paid                                   $996        $438       $0      $0
   Taxes refunded                                    27          40      283     244
   Taxes paid                                       389         476        0   1,014
The accompanying notes are an integral part of these consolidated financial statements.

                          INTERPHASE CORPORATION
                    SUPPLEMENTAL SCHEDULE OF CASH FLOWS
                              (in thousands)



   Supplemental schedule of non-cash investing and financing activities

   In June 1996, the Company purchased all of the capital stock of Synaptel.

   Fair value of assets acquired                $(27,403)
        Liabilities assumed                         8,414
        Acquisition debt                            8,000
        Common stock issued                         9,200
        Aquisition costs                            1,800

             Cash acquired in Synaptel          $      11
             acquisition


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

   Effective January 1, 1996, the Company changed its fiscal year end from October 31 to December 31. For comparison purposes, results for the year ended December 31, 1996, are being compared with results from the year ended October 31, 1995. The Company has not recast October 31, 1995 financial information presented herein to conform to the new fiscal year end, as management does not believe such recasting would be as meaningful for comparative purposes.

   In 1996, the Company acquired Synaptel, S.A ("Synaptel"), a French company which designs and distributes a broad line of remote access and ISDN products, which include both significant software content and interoperability with a broad range of networking protocols.

   Cash and Cash Equivalents: The Company considers cash and temporary investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

   Marketable Securities: As of December 31, 1997 and 1996, the fair market value of marketable securities was $3,272,000 and $3,579,000, respectively. In accordance with the requirements of the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as "available-for-sale securities" and reported at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity, net of related deferred taxes. The Company's results of operations will continue to include earnings from such securities as calculated on a yield-to-maturity basis. During 1997 the Company realized a net gain of $34,000 from the sale of securities. During 1996 the Company realized a loss of $16,000 from the sale of securities. As of December 31, 1997 and 1996, the Company had recorded a valuation loss of $31,000 and $14,000 (net of taxes), respectively with respect to certain available-for-sale securities.

   Allowance for doubtful accounts: As of December 31, 1997, 1996 and October 31, 1995, the allowance for doubtful accounts was $544,000, $503,000, and $238,000. The activity in this account was as follows
    (in thousands):

                     Balance at               Write-offs              Balance
                     Beginning   Charged to   Net of      Synaptel    at End
   Year Ended:       of Period   Expense      Recoveries  Acquisition of Period
   December 31, 1997   $ 503    $ 337          $ (296)      $ -        $ 544
   December 31, 1996     238       50             (50)      265          503
   October 31, 1995      240        -              (2)        -          238

   Inventories:  Inventories are valued at  the lower of cost or  market
   and include  material, labor  and manufacturing  overhead.   Cost  is
   determined on a first-in, first-out basis (in thousands):

                      Dec. 31,1997  Dec. 31, 1996
   Raw Materials        $  7,922     $  6,040
   Work-in-process         5,943        5,193
   Finished Goods          1,030        1,366
   Total                 $14,895      $12,599


   Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of depreciable assets using the straight-line method. When property and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations. Related depreciation expense and accumulated depreciation were as follows (in thousands):

                                Depreciation     Accumulated
                                     Expense    Depreciation
   Year ended December 31, 1997      $ 2,781        $ 11,817
   Year ended December 31, 1996        2,782          10,394
   Year ended October 31, 1995         2,414           8,820

   The depreciable lives of property and equipment are as follows:

   Machinery and equipment     3-5   years
   Leasehold improvements      3-10 years
   Furniture and fixtures      5-7   years

   Capitalized Software: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company's network and mass storage products as well as the general operations of the Company. Capitalized software is amortized over 3-5 years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

                                    Amortization    Accumulated
                                         Expense   Amortization
   Year ended December 31, 1997             $223        $ 1,950
   Year ended December 31, 1996              362          2,128
   Year ended October 31, 1995               400          1,441


   Research and Development Subsidy: Included in other assets at December 31, 1997, is a receivable for a subsidy of $1,651,000 due from the French government related to the research and development activities of Synaptel.

   Intangibles:    As  a result  of the  acquisition of  Synaptel,  S.A.
   ("Synaptel") and certain product rights acquired from Cisco  Systems,
   Inc. ("Cisco"), the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill (See Note
   2). Developed technology and assembled  workforce are amortized on  a
   straight-line basis over a  7-year period.   Goodwill related to  the
   Synaptel acquisition is amortized on a straight-line basis over a 10-
   year period.    Acquired  product rights  from  Cisco  are  amortized
   ratably over the  anticipated revenue stream  of such products  sold.
   The December 31, 1997 intangible balances at cost and related amortization expense and accumulated amortization were as follows (in thousands):
                                      Amortization Expense Accum.       Ending
                          Intangibles   1997   1996  1995  Amortization Balance
Developed technology            $4,230  $600   $150   $-        $750    $3,480
Assembled workforce                390    60     15    -          75       315
Goodwill-Synaptel                3,596   263     23    -         286     3,310
Acquired Product Rights-Cisco    2,500   812    768    -       1,580       920

   Intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction in value were to occur.


                                    F-9
   Revenue Recognition: Revenue from product sales is recorded when the earnings process has been completed, which is at the time of shipment.

   Concentration of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The majority of the Company's sales have been to original equipment manufacturers of computer systems.

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

   Foreign Currency Translation: Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are reflected in shareholders' equity.

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

   Net Income (Loss) Per Common and Common Equivalent Share: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", for its December 31, 1997 consolidated financial statements. As a result, the Company's reported earnings per share for all periods presented are restated. Under SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the year.

   Weighted average common and common equivalent shares (in thousands):

                                                     Two months
                                                     ended        Year ended
                                Year ended Dec. 31,  Dec. 31,     Oct.  31,
                                  1997     1996       1995          1995
   Outstanding weighted average
   shares outstanding             5,496   5,062       4,663        4,561

   Dilutive impact    of  stock       -       -           -          490
   options

   Total outstanding weighted
   average common and common
   equivalent shares              5,496   5,062       4,663        5,051

   Anit-dilutive options of 101,000, 371,000 and 435,000 were excluded from the dilutive calculation in 1997, 1996, and the two month period ended December 31, 1995, respectively.

   Recently Issued Accounting Policies: In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. The adoption of SFAS No. 121 did not have a material effect on the consolidated financial statements of the Company.

   In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires companies to either recognize compensation expense related to employee stock options in the income statement or disclose the pro-forma effect on earnings of the stock options in the footnotes to the financial statements. The Company adopted the footnote disclosure approach of SFAS No. 123, and the Company's pro forma disclosure can be found in Note 5 to the consolidated financial statements.

   In 1997, the Company adopted   SFAS No. 128, Earnings per Share,  for
   its December 31, 1997 consolidated financial statements.

   Effective July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in the financial statements. SFAS No. 131 requires the Company to disclose revenues, profit and loss, and assets for business and geographical segments similar to disclosures required under current standards. These statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company will adopt these statements in 1998 and anticipates no material impact on the financial statements or footnotes to the financial statements.

   Certain Reclassifications:   Certain  prior  year amounts  have  been
   reclassified to conform with the 1997 presentation.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
   Actual results could differ from those estimates.

   2.   ACQUISITIONS

   SYNAPTEL

   Effective June 29, 1996, the Company acquired all the capital stock of Synaptel, S.A. ("Synaptel"), a French company , for approximately $19,000,000. The purchase consideration consisted of $8,000,000 in cash, 594,595 shares of the Company's common stock, valued at approximately $9,200,000, and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition was accounted for using the purchase method of accounting from the effective date of the acquisition. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired was included in goodwill. Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,230,000 of developed technology and $390,000 related to Synaptel's assembled workforce. Acquired in-process research and development activities had no alternative future use and had not achieved technological
   feasibility;  accordingly,  the  amounts  were    expensed    in  the
   accompanying consolidated statement of operations for the year ended December 31, 1996.

   In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. The actual cash earn-out and number of employee stock options may increase or decrease depending upon performance against targets. The cash payments pursuant to these provisions will be accounted for as additional purchase consideration when payment is probable. The compensatory elements, if any, for these stock options will be expensed over the exercise periods. In 1997 and 1996, no additional consideration was paid.

   The unaudited pro forma financial information is presented for the years ended December 31, 1996 and October 31, 1995. This unaudited pro forma financial information gives effect to the purchase of Synaptel as if such transaction had occurred as of November 1, 1994, and excludes the $11,646,000 write-off of acquired in-process research and development (in thousands):

                                  Year ended        Year ended
                              December 31, 1996   October 31, 1995

   Net sale                       $ 59,845         $ 58,115
   Net income (loss)                (1,388)           2,317
   Basic earnings per share          (0.26)            0.45
   Diluted earnings per share        (0.26)            0.41


   Unaudited pro forma financial information for the two-month period ended December 31, 1995 is not available.

   The unaudited pro forma financial information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transactions had occurred on November 1, 1994, nor do they project the results of operations or financial position for any future periods or at any future date.

   ACQUIRED PRODUCT RIGHTS

   In June 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco for a purchase price of $2,500,000. The acquired product rights are included in acquired developed technology in the accompanying December 31, 1997 and 1996, consolidated balance sheet.


   3.   CREDIT FACILITY

   Prior to and in conjunction with the Synaptel acquisition discussed in Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The revolving credit facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan and equipment loan are payable in equal quarterly installments totaling $548,000 plus accrued interest commencing on November 30, 1996, with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowing under the revolving credit component of the credit facility. The revolving portion of the loan is due June 30, 1999. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At December 31, 1997, the Company was in compliance with all covenants. At December 31, 1997, total availability under this credit facility was $1,500,000.


   At December 31, 1997, the Company's outstanding debt consisted of the following (in thousands):

                                 Dec. 31, 1997  Dec. 31, 1996

   Acquisition Term Loan              $6,375     $8,075
   Equipment Financing Loan            1,866      2,358
   Borrowings  under   revolving       3,500      1,000
   credit facility
   Other                                 336        482
   Total                              12,077     11,915
   Less current portion                2,457      2,471
   Total long term debt               $9,620     $9,444

   The total scheduled debt principal payments are $2,457,000 in 1998, $5,692,000 in 1999, $2,192,000 in 2000, $1,664,000 in 2001 and zero thereafter.

   4.  INCOME TAXES

   The provision (benefit) for income taxes for each period presented was as follows (in thousands):
                                                   Two Month     Year ended
                              Year ended Dec. 31,  ended Dec. 31,   Oct 31,
                                    1997   1996     1995            1995

   Current provision (benefit)      $471   $922       $(683)      $1,293
   Deferred provision (benefit)    (270)  (358)           1          170
   Total                            $201  $ 564       $(682)      $1,463

   Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 1997 and 1996, are presented as follows (in thousands):

                                     Year ended    Year ended
                                       Dec. 31,      Dec. 31,
                                         1997          1996
   Current deferred tax assets:
   Assets:
   Inventory                              $ 155      $ 294
   Accounts receivable                       88        120
   Vacation accrual                         148        154
   Other expenses                           295        318
   Total                                  $ 686      $ 886

   Noncurrent deferred tax assets
   (liabilities), net:
   Assets:
   Depreciation                             850        765
   Amortization                             459          -
                                        $ 1,309      $ 765
   Liabilities:
   Other                                  (447)      (373)
   Total                                  $ 862       $392


   The Company has not recorded a valuation allowance with respect to the various deferred tax assets as management believes it is more likely than not that these assets will be realized. Management periodically reviews the realizability of the Company's deferred tax assets, as appropriate, when existing conditions change the probability of realization. The differences between the provision (benefit) for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

                                                   Two Month     Year ended
                              Year ended Dec. 31,  ended Dec. 31,   Oct 31,
                                    1997   1996     1995            1995

   Income taxes at               $(262)  $(3,227)    $ (628)      $1,435
   statutory rate
     State income taxes              1        46       (35)          102
     Write off of in-
     process research and
     development not tax benefited   -     3,960          -            -
   Non-deductible goodwill
     amortization                  314        64          -            -
   Other                           148     (279)       (19)         (74)
   Provision (benefit) for      $  201   $   564    $ (682)       $1,463
   income taxes

                                   F-13
   5.  COMMON STOCK

   Amended and  Restated Stock  Option  Plan:     In 1996,  the  Company
   amended and restated its Stock Option Plan which, as amended, authorizes the issuance to employees of up to 2,350,000 shares of common stock in incentive stock options (as defined in section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the board. Options generally vest ratably over a 5-year period from the date of grant. The term of option grants may be up to 10 years. Grants prior to June 1994 expire after 6 years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

   Stock Option Sub-Plan: This plan was adopted in 1988 for the benefit of the Company's employees located in the United Kingdom. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. The options vest after 3 years and expire after 10 years. The options are canceled upon termination of employment, except in the event of death, retirement or injury, as defined. The following table summarizes the transactions under the Stock Option Plan and the Stock Option Sub-Plan (in thousands, except option prices):
                              Number of    Range of   Weighted Average
                               Options   Option Price    Option Price
   Balance, October 31, 1994       757   4.00- 8.00        5.10

   Granted                         536   9.57- 16.13      11.35
   Exercised                     (134)   4.00-  7.38       5.02
   Canceled                      (102)   4.00- 11.44       7.25
   Balance, October 31, 1995     1,057   4.00- 16.13       8.07

   Exercised                       (3)   4.00- 11.44       5.77
   Balance, December 31, 1995    1,054   4.00- 16.13       8.08

   Granted                         370  10.00- 16.00      13.91
   Exercised                     (194)   4.00- 11.44       6.08
   Canceled                      (118)   4.00- 12.07       8.36
   Balance, December 31, 1996    1,112   4.00- 16.13      10.34

   Granted                         381   6.00- 10.37       7.95
   Exercised                      (24)   6.00- 11.00       7.26
   Canceled                       (59)   4.00- 15.00      10.17
   Balance, December 31, 1997    1,410   4.00- 16.13      10.80

   Exercisable at December         427   4.00- 16.13       9.08
   31, 1997

   Director Stock  Options:   In May  1994, the  Company formalized  its
   program ("directors' plan") of granting stock options to its directors. 500,000 common shares were made available for grant under this plan. Stock Option grants pursuant to the directors' plan will vest within one year and have a term of 5 years. The exercise prices related to these options were equal to the market value of the Company's stock on the date of grant. The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):

                                      Number of  Range of      Weighted Average
                                       Options   Option Price   Option Price
   Balance, October 31, 1994              144   4.38- 6.63        5.61

   Granted                                 40  10.25- 16.88      11.91
   Balance, October 31, 1995              184   4.38- 16.88       6.98

   Granted                                 30  14.88- 14.88      14.88
   Exercised                             (38)  4.75-  10.25       6.20

   Balance, December 31, 1996             176   4.38- 16.88       8.52

   Granted                                 55   6.75- 11.12       7.78
   Balance, December 31, 1997             231   4.38- 16.88       8.35

   Exercisable at  December  31, 1997     185   4.38- 16.88       8.66

   Accounting for Stock-Based Compensation: In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has two stock option plans, the Amended and Restated
   Stock Option plan, which also includes the Sub-Plan, and the Directors Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.
    Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net loss for 1997 and 1996 would have been $(2,121,000) and $(10,653,000), respectively, resulting  in  basic  loss per  share  of  $(0.39)  and
   $(2.10), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 1997 and 1996: risk-free interest rate of 6% in 1997 and 7% in 1996, expected dividend yield of zero, expected term of 4.48 years in 1997 and 6.4 years in 1996, and expected volatility of 93.6% in 1997 and 112.96% in 1996. The weighted average fair valuation per share was $5.56 in 1997, and $9.19 in 1996.

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

   6.  ACCRUED LIABILITIES

   Accrued liabilities consisted of the following (in thousands):

                           December 31, December 31,
                               1997       1996
   Accrued royalties          $   70     $ 265
   Accrued outside               320       354
   commissions
   Accrued property tax          182       211
   Accrued acquisition           479       546
   cost
   Accrued other               1,433     1,721
                             $ 2,484   $ 3,097

   7.  RELATED PARTY TRANSACTIONS

   The Company paid approximately $347,000 and $668,000 for the year ended December 31, 1997 and 1996, respectively, $67,000 for the two months ended December 31, 1995, and $397,000 for the year ended
   October 31, 1995, to certain outside directors of the Company or their firms as remuneration for their professional services.

   8.  TRANSACTIONS WITH MOTOROLA, INC.

   Motorola owns   660,000    shares of  the  Company's common  stock.
   Motorola has the right to require registration and to designate one member of the board of directors. Shipments to Motorola comprised the following percentage of the Company's revenues for the periods indicated:

                                 % of Total Revenues
   Year ended December 31, 1997         3 %
   Year ended December 31, 1996         6 %
   Two month period ended               4 %
   December 31, 1995
   Year ended October 31, 1995          6 %

   9.  EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches employee's contributions up to 3% of the employees' annual salary. At the Company's option, a discretionary contribution to the plan can be made. The total expense under this plan was $171,000 and $262,000 for the years ended December 31, 1997 and 1996 respectively, $27,000 for the two-month transition period ended December 31, 1995, and $282,000 for the year ended October 31, 1995. The Company offers no post-retirement or post-employment benefits.

   10.  OTHER FINANCIAL INFORMATION

   Major Customers: The Company had one customer in 1997, no customers in 1996, no customers in the two-month transition period and one customer in 1995 accounting for more than 10% of the Company's consolidated revenues. Net revenues resulting from these customers were as follows ($ in thousands):

   Year           Total Revenues      % of Consolidated Revenues
   1997              $ 26,402                40%
   1995                 7,039                15%

   Commitments: The Company leases its office, research and development and manufacturing facility and certain manufacturing equipment under
   noncancelable operating leases  to 2010.   Rent  expense related  to
   these leases are recorded on a straight-line basis. As of December 31, 1997, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

   Year ending December 31,
   1998             $1,001
   1999                799
   2000                205
   2001                171
   2002                 64
   Thereafter          509

   Total rent expense for operating leases was approximately as follows (in thousands):

   Year                     Total Rent Expense
   1997                               $1,024
   1996                                  817
   Two month transition period           148
   1995                                  702

    Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

   Geographic Information:   The  Company  operates principally  in  the
   United States, Europe and  the Pacific Rim.   A geographic detail  of
   revenue is as follows (in thousands):

                                            Transition
                                             Period
   Region                    1997     1996    1995     1995
   North America          $ 53,059  $42,102  $2,712  $41,207
   Europe                   10,867   12,383     457    3,818
   Pacific Rim               2,078    2,267     210    2,343

   11.         QUARTERLY FINANCIAL DATA (Unaudited)

                                           Quarter Ended
                             March 31  June 30  September 30    December 31
   1997                          (in thousands, except per share amounts)
   Revenues                    $16,858  $18,379     $13,611     $17,156
   Gross profit                  8,086    9,162       6,209       8,559
   Income (loss) before            138      814      (2,558)        836
   taxes
   Net income (loss)                97      437      (2,191)        686
   Net income (loss) per
   share
   Basic EPS                     $ .02     $.08       $(.40)       $.12
   Diluted EPS                   $ .02     $.08       $(.40)       $.12

                                           Quarter Ended
                             March 31  June 30  September 30    December 31
   1996                          (in thousands, except per share amounts)
   Revenues                   $11,877    $11,318    $16,370     $17,187
   Gross profit                 6,191      5,588      7,871       8,314
   Income (loss) before         1,007   (11,526)        192         836
   taxes
   Net income (loss)              644   (11,565)        167         699
   Net income (loss) per
   share
   Basic EPS                     $.14    $(2.45)       $.03        $.13
   Diluted EPS                   $.13    $(2.45)       $.03        $.12

   Operating  results  in  the  second   quarter  of  1996  included   a
   $11,646,000 expense for the write-off of acquired in-process R&D associated with the Synaptel acquisition

                                 Period ended
   Transition Period             December 31, 1995
                       (in thousands, except per share amounts)

   Revenues                       $ 3,379
   Gross profit                     1,224
   Income (loss) before           (1,849)
   taxes
   Net income (loss)              (1,167)
   Net  income   (loss)
   per share
   Basic EPS                       $(.25)
   Diluted EPS                     $(.25)

                                         Quarter Ended
                         January 31  April 30  July 31  October 31
                           (in thousands, except per share amounts)
   1995
   Revenues                 $11,022  $11,473    $12,356   $12,517
   Gross profit               5,420    5,771      6,083     6,273
   Income before taxes          948    1,005      1,166     1,103
   Net income                   606      645        745      763
   Net income per share
   Basic EPS                   $.13     $.14       $.16      $.17
   Diluted EPS                 $.12     $.13       $.14      $.15

                           INDEX TO EXHIBITS

   Exhibits

     2 (a)   Stock Purchase Agreement, dated as of June 29, 1996,  among
   Interphase Corporation, Synaptel   and   Philippe  Oros,       Xavier
   Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI
   (USA), Schroder     ventures French  Enterprise  Fund UKLP  (UK)  and
   Schroder Ventures Holding Limited (UK). (7)
    3 (a)    Certificate of Incorporation of the registrant. (1)
    3 (b)    Amended and Restated Bylaws of the registrant  adopted
             on December 5, 1995. (6)
   10 (b)    Registrant's Amended  and Restated  Stock Option  Plan  and
             Amendment No. 1 and 2 thereto. (9)
   10 (c)    Registrant's Incentive Stock Option Sub-Plan. (3)
   10 (d)    Stock Purchase Warrant issued to Motorola, Inc. (4)
   10 (e)    Lease on Dallas facility. (5)
   10 (g)    Directors Stock Option  Plan and Amendment No. 1 thereto.(6)
   10 (i )   Loan Agreement between  Interphase Corporation and  BankOne
             Texas, N.A. (8)
   10 (j)    Purchase Agreement between Interphase Corporation and Cisco
             Systems Inc. (9)
   23 (a)    Consent of Independent Public Accountants. (10)
   27        Financial Data Schedule. (10)

   (1) Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.
   (2)  Filed as  an exhibit to Report on Form  10-K for the year  ended
        October 31, 1984 and incorporated  herein    by reference.
   (3) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988 and incorporated herein by reference.
   (4) Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989 and incorporated herein by reference.
   (5) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994 and incorporated herein by reference.
   (6)  Filed as  an exhibit to Report on Form  10-K for the year  ended
        October 31, 1995 and incorporated herein by     reference.
   (7)  Filed as  an exhibit to Report  on Form 8-K  on August 6,  1996,
        and incorporated herein by    reference.
   (8)  Filed as  an exhibit to Report on Form  8-KA on October 4,  1996
        and incorporated herein by    reference.
   (9) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
   (10) Filed herein.