Form 10-Q
period 1998-03-31
INTERPHASE CORP
filed 1998-05-13
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended March 31, 1998                Commission
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


 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject
 to such filing requirements for the past 90 days.        Yes (X) No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at May 1, 1998
      Common Stock, No par value                5,518,018


                             INTERPHASE CORPORATION
                                     INDEX
   Part I -Financial Information

   Item 1.        Consolidated Interim Financial Statements


   Consolidated Balance Sheets as of March 31, 1998
   and December 31, 1997                                  3

   Consolidated Statements of Operations for the three months
   ended March 31, 1998 and 1997                          4

   Consolidated Statements of Cash Flows for the three months
   ended March 31, 1998 and 1997                          5

   Notes to Consolidated Interim Financial Statements     6

   Item 2.
        Management's Discussion and Analysis of
        Financial Condition and Results of Operations     9


   Part II- Other Information


   Item 4.
        Submission of Matters to a Vote of Security Holders 11

   Item 6.
             Reports on Form 8-K and Exhibits

        Signature                                          12


                               INTERPHASE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except number of shares)
                                                            Mar 31,     Dec 31,
                                                               1988        1997
                                                          (Unaudited)

   ASSETS
   Cash and cash equivalents                                 $ 4,833    $ 2,247
   Marketable securities                                       3,675      3,272
   Trade accounts receivable, less allowances for
   uncollectible account of $537 and $544 respectively        10,330     13,030
   Inventories, net                                           14,335     14,895
   Prepaid expenses and other current assets                     748        798
   Deferred income taxes, net                                    686        686

        Total current assets                                  34,607     34,928


   Machinery and equipment                                    12,359     12,079
   Leasehold improvements                                      2,890      2,890
   Furniture and fixtures                                        458        417

                                                              15,707     15,386
   Less-accumulated depreciation and amortization            (12,443)   (11,817)

        Total property and equipment, net                      3,264      3,569

   Capitalized software, net                                     529        225
   Deferred income taxes, net                                    862        862
   Acquired developed technology, net                          4,159      4,400
   Goodwill, net                                               3,250      3,310
   Other assets                                                2,152      2,153

        Total assets                                         $48,823    $49,447

      LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                            1,966      2,636
   Accrued liabilities                                         2,146      2,484
   Accrued compensation                                        1,908      1,910
   Income taxes payable                                          667        197
   Current portion of debt                                     2,432      2,457

        Total current liabilities                              9,119      9,684

   Other liabilities                                             441        556
   Long term debt                                              9,057      9,620

        Total liabilities                                     18,617     19,904

   Common stock, no par value                                 35,326     35,326
   Retained deficit                                           (5,223)    (5,930)
   Accumulated other comprehensive income (loss):
     Cumulative foreign currency translation adjustment          134        178
     Unrealized holding period loss                              (31)       (31)

        Total shareholders' equity                            30,206     29,543

        Total liabilities and shareholders' equity           $48,823   $ 49,447

The accompanying notes are an integral part of these consolidated financial statements.


                            Interphase Corporation
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share amounts)
                        (Unaudited)

                                            Three Months Ended
                                          31-Mar-98        31-Mar-97

   Revenues                                 $ 17,589           $ 16,858
   Cost of sales                               9,446              8,772

   Gross profit                                8,143              8,086

   Research and development                    2,866              3,218
   Sales and marketing                         2,386              2,881
   General and administrative                  1,329              1,445

      Total operating expenses                 6,581              7,544

   Operating income                            1,562                542

   Interest income                                83                 83
   Interest expense                            (240)              (291)
   Other, net                                  (225)              (196)
   Income before income taxes                  1,180                138
   Provision for income taxes                    472                 41

    Net income                              $    708           $     97
   Net income  per share
          Basic EPS                         $    .13           $   0.02
           Diluted EPS                      $    .13           $   0.02
    Weighted average common shares             5,516              5,492
    Weighted average common and
    common equivalent shares                   5,640              5,689

   The accompanying notes are an integral part of these consolidated financial statements.



                             INTERPHASE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                         Three Months Ended
                                   (Unaudited)           31-Mar-98  31-Mar-97
   Cash flow from operating activities:
     Net income                                            $   708    $    97
     Adjustment to reconcile net income to net cash provided
   (used) by operating activities:
      Depreciation and amortization                            989      1,259
      Change in assets and liabilities;
          Trade accounts receivable                          2,700        320
          Inventories                                          560      (269)
          Prepaid expenses and other current assets             50      (155)
          Accounts payable and accrued liabilities         (1,016)    (1,261)
          Accrued compensation                                 (2)      (595)
          Income taxes payable                                 470       (37)

      Net adjustments                                        3,751      (738)

          Net cash provided (used) by operating              4,459      (641)
   activities
   Cash flows from investing activities:
      Additions to property, equipment and leasehold
   improvements                                              (301)      (547)
      Additions to capitalized software                      (378)       (43)
      Decrease in other assets                                   1        132
     (Increase) in marketable securities                     (403)      (109)

          Net cash  used by investing activities           (1,081)      (567)
   Cash flows from financing activities:
      Payment on debt                                        (588)      (548)
      Proceeds from debt                                         -      1,047
      Other long term liabilities                            (160)        766
      Change in cumulative foreign currency translation       (44)      (184)
      Increase in common stock                                   -          3

          Net cash provided (used) by financing              (792)      1,084
   activities

   Net increase (decrease) in cash and cash equivalents      2,586      (124)
   Cash and cash equivalents at beginning of period          2,247      2,271

   Cash and cash equivalents at end of period              $ 4,833    $ 2,140



   Supplemental Disclosure of Cash Flow Information:
   Income taxes paid                                            10          2
   Income taxes refunded                                         -          1
   Interest paid                                               225        250
          The accompanying notes are an integral part of these consolidated financial statements.



            NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


   1.   BASIS OF PRESENTATION

   The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

   While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997.

   2.   ACQUISITIONS

   SYNAPTEL

   In 1996 the Company acquired all the capital stock of Synaptel, S.A., ("Synaptel"), a French company, for approximately $19,000,000. This acquisition was accounted for using the purchase method of accounting from the effective date of the acquisition. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired is included in goodwill. Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,230,000 of developed technology and $415,000 related to Synaptel's assembled workforce. Acquired in-process research and development activities had no alternative future use and had not achieved technological feasibility and were expensed in June 1996.

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


   3.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
        SHARE

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," for it December 31, 1997 consolidated financial statements. As a result, the Company's reported earnings per share for March 31, 1997 is restated. Under SFAS NO. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the year. (Amounts in thousands)

                           Quarter ended    Quarter
                             March 31,    ended March
                               1998        31, 1997
   Weighted average
   shares outstanding              5,516        5,492
   Dilutive impact of
   stock options                     124          197
   Total  weighted
   average common and
   common equivalent
   shares outstanding              5,640        5,689

   Excluded from the calculation of diluted earnings per share are 1,164 and 990 options for the quarter ended March 31, 1998 and 1997. Respectively, as such options were anti-dilutive.


   4. CREDIT FACILITY

   Prior to and in conjunction with the Synaptel acquisition discussed in Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan is due June 30, 1999. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At March 31, 1998, the Company had borrowings of $11,192,000 and the remaining availability under this credit facility was $1,500,000.

   5.        COMPREHENSIVE INCOME

   Statement  of  Financial  Accounting  Standards  No.  130,  Reporting
   Comprehensive Income, establishes standards for reporting and displaying comprehensive income, and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company adopted the statement effective January 1, 1998 (in thousands).

                                     Quarter ended     Quarter
                                       March 31,     ended March
                                          1998        31, 1997
   Net income                                 $ 708          $ 97
   Other comprehensive income,
     Unrealized holding gains
   (losses) arising
     during period , net of tax                   0             0
     Foreign currency translation              (44)         (189)
   adjustment

   Comprehensive income                       $ 664        $ (92)


   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Revenues for the three months ended March 31, 1998 ("first quarter 1998") increased $731,000 or approximately 4% to $17,589,000 as compared to $16,858,000 for the same period in 1997 (" comparative period"). The growth in revenue was led by fast ethernet products which grew from 27% of total revenues in the first quarter of 1997 to 37% of revenues in the first quarter of 1998. ATM product revenues increased 53%, representing 9% of total revenues for the first quarter of 1998. FDDI and older ethernet/token ring product revenues decreased 41% over the comparative period. LAN products in total comprised 70% of total revenues for the first quarter, and 76% for the comparative period. FDDI, ATM and older ethernet/token ring products represented 21%, 9% and 3% of total revenues, respectively for the first quarter. WAN products comprised 7% of revenues for the first quarter 1998, as compared to 11% for the comparative period.

   Mass storage product revenues, primarily SCSI adapter cards, decreased 2% in the first quarter 1998 from the comparative period. Fibre channel product revenues have grown to 6% of revenues for the first quarter, as compared to 1% of total revenues for the comparative period. Mass storage products comprised 19% of total revenues in the first quarter 1998 and 11% in the comparative period.

   Geographically, North America revenues comprised 70% of consolidated revenues in the first quarter 1998 compared to 84% in the comparative period. European revenues comprised 25% of consolidated revenues in the first quarter 1998 and 13% in the comparative period. Pacific Rim revenues comprised 5% of consolidated revenues in the first quarter 1998 and 3% in the comparative period .

   The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 45% of the Company's revenue for the first quarter of 1998.

   The gross margin percentage for the three month period ended March 31, 1997 was approximately 46% as compared to approximately 48% for the comparable period. The decrease in gross margin is a reflection of the change in product revenue mix from older established products to newer products that have a lower gross margin.

   Operating expenses for the three month period ended March 31, 1998 were $6,581,000 as compared to $7,544,000 for the comparable period. The reduction in operation expenses is due management's continued focus to control expenses and improve efficiencies in all areas of the Company.




   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash, cash equivalents and marketable securities aggregated $8,508,000 at March 31, 1998, and $5,519,000 at December 31, 1997. The Company's improved cash position is primarily due to a profitable quarter, reduction in accounts receivable and inventory, partially off-set by reductions in accounts payable, payment for property, equipment and software, and payment of debt. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

   The Company expects that its cash, cash equivalents, marketable securities and proceed from its credit facility will be adequate to meet foreseeable needs for the next 12 months.




                                  PART II

   OTHER INFORMATION

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 30, 1998, The Annual  Meeting of Shareholders of  Interphase
   Corporation was held at  the Company's office in  Dallas Texas.   The
   following matter was voted upon and approved at the meeting.

   An election  of directors  of the  Company to  serve until  the  next
   annual meeting  for  the  Company was  held.    The  following  eight
   individuals were elected as Directors of the Company.

                          Votes Cast For      Votes Withheld
   Dale Crane                    5,174,045               57,528
   Gary W. Fiedler               5,174,045               57,528
   James F. Halpin               5,174,045               57,528
   Paul N. Hug                   5,174,045               57,528
   R. Stephen Polley             5,174,045               57,528
   David H. Segrest              5,174,045               57,528
   S. Thomas Thawley             5,174,045               57,528
   William Voss                  5,174,045               57,528

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


                                           INTERPHASE CORPORATION
                                           (Registrant)
   Date:  May 13, 1998

                                           /s/ Gregory B. Kalush

                                      Gregory B. Kalush
                                       Chief Financial Officer and
                                       Vice President Finance
                                       (Principal Financial and
                                       Accounting officer)