Form 10-Q
period 1998-06-30
INTERPHASE CORP
filed 1998-08-13
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549


                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended June 30, 1998
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at August 1, 1998
  Common Stock, No par value                                  5,520,618

                          INTERPHASE CORPORATION

                                   INDEX

  Part I - Financial Information

  Item 1.   Consolidated Interim Financial Statements

            Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997                                         3

            Consolidated Statements of Operations for the three months
            and six months ended June 30, 1998 and 1997                   4

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997                                  5

            Notes to Consolidated Interim Financial Statements            6

  Item 2.   Management's Discussion and Analysis of

            Financial Condition and Results of Operations                 9

  Part II - Other Information

  Item 6.   Reports on Form 8-K and Exhibits

            Signature                                                   11

  INTERPHASE CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (in thousands)
                                               Jun 30,    Dec 31,
  ASSETS                                        1998       1997
                                             (Unaudited)
  Cash and cash equivalents                      $ 3,610   $ 2,247
  Marketable securities                            3,181     3,272
  Trade accounts receivable, less allowances
   for uncollectible
   accounts of $532 and $544, respectively        13,028    13,030
  Inventories, net                                13,465    14,895
  Prepaid expenses and other current assets          693       798
  Deferred income taxes, net                         686       686
       Total current assets                       34,663    34,928

  Machinery and equipment                         12,381    12,079
  Leasehold improvements                           2,890     2,890
  Furniture and fixtures                             462       417
                                                  15,733    15,386
  Less-accumulated depreciation and              (12,907)  (11,817)
  amortization
       Total property and equipment, net           2,826     3,569

  Capitalized software, net                          469       225
  Deferred income taxes, net                         862       862
  Acquired developed technology, net               3,953     4,400
  Goodwill, net                                    3,190     3,310
  Other assets                                     2,143     2,153
       Total assets                              $48,106   $49,447

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                 1,962     2,636
  Accrued liabilities                              1,421     2,484
  Accrued compensation                             1,895     1,910
  Income taxes payable                               602       197
  Current portion of debt                          2,435     2,457
       Total current liabilities                   8,315     9,684

  Other liabilities                                  534       600
  Long term debt                                   8,453     9,620
       Total liabilities                          17,302    19,904

  Common stock, no par value                      35,334    35,326
  Retained deficit                                (4,712)   (5,930)
  Accumulated other comprehensive income (loss):
    Cumulative foreign currency translation          213       178
      adjustment
    Unrealized holding period loss                   (31)      (31)
       Total shareholders' equity                 30,804    29,543
       Total liabilities and shareholders'       $48,106   $49,447
        equity

        The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands except per share amounts)
  (Unaudited)

  Three Months Ended                                  Six Months Ended
  30-Jun-98 30-Jun-97                                30-Jun-98 30-Jun-97
    $16,087   $18,379 Revenues                         $33,676   $35,237
      8,007     9,217 Cost of sales                     17,453    17,989

      8,080     9,162 Gross profit                      16,223    17,248

      2,640     3,524 Research and development           5,506     6,742
      2,617     2,947 Sales and marketing                5,003     5,828
      1,500     1,518 General and administrative         2,829     2,963

      6,757     7,989    Total operating expenses       13,338    15,533


      1,323     1,173 Operating income                   2,885     1,715

         60       129 Interest income                      143       212
       (286)     (276)Interest expense                    (526)     (567)
       (220)     (212)Other, net                          (445)     (408)

        877       814 Income before income taxes         2,057       952

        367       377 Provision for income taxes           839       418

       $510      $437  Net income                      $ 1,218   $   534

                      Net income  per share
      $0.09     $0.08        Basic EPS                   $0.22     $0.10

      $0.09     $0.08        Diluted EPS                 $0.21     $0.09


      5,517     5,492 Weighted average common shares     5,517     5,493

                      Weighted average common and common
      5,682     5,626      equivalent shares             5,674     5,649


                 The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (Unaudited)                                        Six Months ended
                                                   30-Jun-98 30-Jun-97
  Cash flow from operating activities:
    Net income                                         $1,218   $  534
    Adjustment to reconcile net income to
     net cash provided
  (used) by operating activities:
     Depreciation and amortization                      1,909    2,415
     Change in assets and liabilities;
         Trade accounts receivable                          2    2,094
         Inventories                                    1,430   (1,498)
         Prepaid expenses and other current assets        105       94
         Accounts payable and accrued liabilities      (1,707)      42
         Accrued compensation                             (15)    (868)
         Income taxes payable                             405       44

     Net adjustments                                    2,129    2,323

         Net cash provided by operating activities      3,347    2,857
  Cash flows from investing activities:
     Additions to property, equipment and leasehold      (482)    (576)
  improvements
     Additions to capitalized software                   (391)     (85)
     Decrease in other assets                              10      219
     Decrease in marketable securities                     91      426

         Net cash  used by investing activities          (772)     (16)
  Cash flows from financing activities:
     Payment on debt                                   (1,189)    (540)
     Proceeds from debt                                     0       41
     Other long term liabilities                          (66)     859
     Change in cumulative foreign currency                 35     (167)
  translation
     Increase in common stock                               8        5

         Net cash provided (used) by financing         (1,212)     198
  activities

  Net increase in cash and cash equivalents             1,363    3,039
  Cash and cash equivalents at beginning of period      2,247    2,271

  Cash and cash equivalents at end of period           $3,610   $5,310

  Supplemental Disclosure of Cash Flow Information:
  Income taxes paid                                       432      299
  Income taxes refunded                                     0        2
  Interest paid                                           494      499


   The accompanying notes are an integral part of these consolidated financial statements.

            NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


  1.   BASIS OF PRESENTATION

  The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries
  (the "Company"). Significant intercompany accounts and transactions have been eliminated.

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


  3.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
       SHARE

  The  Company  adopted  Statement  of  Financial  Accounting   Standards
  ("SFAS") No. 128, "Earnings per Share," for its December 31, 1997 consolidated financial statements. As a result, the Company's reported earnings per share for the three month and six month periods ended June 30, 1997 are restated. Under SFAS NO. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average of common stock and common stock equivalents outstanding during the period. (Amounts in thousands)

                           Three Months ended:      Six Months ended:
                           June 30,   June 30,    June 30,   June 30,
                           1998       1997        1998       1997
  Weighted average
  shares outstanding         5,517      5,492      5,517       5,493
  Dilutive impact of
  stock options                165        134        157         156
  Total  weighted
  average common and
  common equivalent
  shares outstanding         5,682      5,626      5,674       5,649


  Excluded from the calculation of diluted earnings per share are 960 and 1,007 options for the quarters ended June 30, 1998 and 1997, respectively, and 956 and 995 options for the six months ended June 30, 1998, and 1997, respectively, as such options were anti-dilutive.

  4.   CREDIT FACILITY

  Prior to and in conjunction with the Synaptel acquisition discussed  in
  Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan is due June 30, 2000. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At June 30, 1998, the Company had borrowings of $10,644,000 and remaining availability under the revolving credit facility was $1,500,000.

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

                                        Three months  Three months
                                           ended          ended
                                       June 30, 1998  June 30, 1997
  Net income                                 $ 510         $ 437
  Other comprehensive income,
    Unrealized holding gains
  (losses) arising
    during period , net of tax                   0             0
    Foreign currency translation
     adjustment                                 79            17

  Comprehensive income                       $ 589         $ 454

                                    Six months ended  Six months ended
                                     June 30, 1998      June 30, 1997
  Net income                               $ 1,218         $ 534
  Other comprehensive income,
    Unrealized holding gains
  (losses) arising
    during period , net of tax                   0             0
    Foreign currency translation
     adjustment                                 35         (167)

  Comprehensive income                     $ 1,253         $ 367

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Revenues for the three months ended June 30, 1998 ("second quarter 1998") were $16,087,000. Revenues for the same period in 1997 ("comparative period") were $18,379,000. The decrease in revenues from the comparative period was attributable to declines in FDDI, SCSI, and Ethernet product revenues, partially offset by an approximate 800% increase in Fibre Channel product revenues.

  LAN product revenues, consisting of FDDI, Ethernet, ATM and Fast Ethernet, represented 69% of total revenues for the second quarter 1998, as compared to 77% for the comparative period. FDDI product revenues declined 45%, Ethernet product revenues declined 51%, ATM product revenues declined 16% and Fast Ethernet product revenues declined 17% as compared to the comparative period. FDDI, Ethernet, ATM and Fast Ethernet product revenues represented 19%, 4%, 6% and 32% of total revenues, respectively for the second quarter 1998.

  Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 20% of total revenues for the second quarter 1998, as compared to 10% for the comparative period. SCSI product revenues declined 42% while Fibre Channel product revenues increased approximately 800% over the comparative period.

  WAN product revenues comprised  9% of revenues  for the second  quarter
  1998, as  compared to  10% for  the comparative  period.   WAN  product
  revenues declined 18% as compared to the comparative period.

  Geographically, North America revenues comprised 82% of consolidated revenues in the second quarter 1998 compared to 79% in the comparative period. European revenues comprised 16% of consolidated revenues in the second quarter 1998 and 18% in the comparative period. Pacific Rim revenues comprised 2% of consolidated revenues in the second quarter 1998 and 3% in the comparative period .

  Revenues for the six month period ended June 30, 1998 were $33,676,000 as compared to $35,237,000 for the comparative period. Revenues from LAN, Mass Storage and WAN products were 71%, 20% and 8% of total revenues respectively, for the six month period ended June 30, 1998.

  The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 39% of the Company's revenue for the second quarter of 1998.

  The gross margin percentage for the three month periods ended June 30, 1998 and 1997 was approximately 50%. The gross margin percentages for the six month period ended June 30, 1998 and 1997 were 48% and 49% respectively.

  Operating expenses for the three month period ended June 30, 1998 were $6,757,000 as compared to $7,989,000 for the comparable period. Operating expenses for the six month period ended June 30, 1998 were $13,338,000 as compared to $15,533,000 for the comparable period. The reduction in operating expenses is due management's disciplined focus to control expenses and improve efficiencies in all areas of the Company.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and marketable securities aggregated $6,791,000 at June 30, 1998, and $5,519,000 at December 31,
  1997. The Company's improved cash position is primarily due to profitable operations and reduction in inventory, partially off-set by reductions in accounts payable, payment for machinery, equipment and capitalized software, and payment of debt. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

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


                                          INTERPHASE CORPORATION
                                          (Registrant)
  Date:  August 13, 1998

                                          /s/ Gregory B. Kalush

                                          Gregory B. Kalush
                                          Chief Financial Officer and
                                          Vice President Finance
                                          (Principal Financial and
                                          Accounting officer)