Form 10-Q
period 1998-09-30
INTERPHASE CORP
filed 1998-11-12
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1998     Commission File Number 0-13071

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

  _________________________________________________________________________
  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject
  to such  filing requirements for the past 90 days.    Yes   x     No
  _________________________________________________________________________
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at November 1, 1998

  Common Stock, No par value                         5,520,818

                           INTERPHASE CORPORATION

                                    INDEX


  Part I -Financial Information

    Item 1. Consolidated Interim Financial Statements


            Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                       3

            Consolidated Statements of Operations for the three months
            and nine months ended September 30, 1998 and 1997           4

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                           5

            Notes to Consolidated Interim Financial Statements          6

       Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9


  Part II- Other Information


       Item 5.   Rule 14a-8                                            12

       Item 6.   Reports on Form 8-K and Exhibits

            Signature

  INTERPHASE CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (in thousands)

  ASSETS                                       Sep 30, 1998     Dec 31, 1997
                                                (Unaudited)
                                                  --------         --------
  Cash and cash equivalents                      $   5,893        $   2,247
  Marketable securities                              3,152            3,272
  Trade accounts receivable, less allowances
   for uncollectible accounts of $291 and
   $544, respectively                               13,748           13,030
  Inventories, net                                  12,675           14,895
  Prepaid expenses and other current assets            571              798
  Deferred income taxes, net                           686              686
                                                  --------         --------
       Total current assets                         36,725           34,928

  Machinery and equipment                           12,773           12,079
  Leasehold improvements                             2,988            2,890
  Furniture and fixtures                               489              417
                                                  --------         --------
                                                    16,250           15,386
  Less-accumulated depreciation and amortization   (13,465)         (11,817)
                                                  --------         --------
       Total property and equipment, net             2,785            3,569

  Capitalized software, net                            480              225
  Deferred income taxes, net                           862              862
  Acquired developed technology, net                 3,686            4,400
  Goodwill, net                                      3,130            3,310
  Other assets                                       2,041            2,153
                                                  --------         --------
       Total assets                              $  49,709        $  49,447
                                                  ========         ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                               $   2,883        $   2,636
  Accrued liabilities                                1,470            2,484
  Accrued compensation                               2,127            1,910
  Income taxes payable                                 695              197
  Current portion of debt                            2,285            2,457
                                                  --------         --------
       Total current liabilities                     9,460            9,684

  Other liabilities                                    718              600
  Long term debt                                     7,926            9,620
                                                  --------         --------
       Total liabilities                            18,104           19,904

  Common stock, no par value                        35,344           35,326
  Retained deficit                                  (3,991)          (5,930)
  Accumulated other comprehensive income (loss):
    Cumulative foreign currency translation            283              178
     adjustment
    Unrealized holding period loss                     (31)             (31)
                                                  --------         --------
       Total shareholders' equity                   31,605           29,543
                                                  --------         --------
  Total liabilities and shareholders' equity     $  49,709        $  49,447
                                                   =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands except per share amounts)
  (Unaudited)


     Three Months Ended                                  Nine Months Ended
   30-Sep-98 30-Sep-97                                  30-Sep-98  30-Sep-97
    -------   -------                                    -------    -------
   $ 17,046  $ 13,611 Revenues                          $ 50,722   $ 48,848
      8,680     7,402 Cost of sales                       26,133     25,391
    -------   -------                                    -------    -------
      8,366     6,209 Gross profit                        24,589     23,457

      2,459     3,795 Research and development             7,965     10,537
      2,229     2,986 Sales and marketing                  7,232      8,814
      2,066     1,585 General and administrative           4,895      4,548
    -------   -------                                    -------    -------
      6,754     8,366    Total operating expenses         20,092     23,899
    -------   -------                                    -------    -------
      1,612    (2,157) Operating income  (loss)            4,497       (442)

        110       120 Interest income                        253        332
       (256)     (294) Interest expense                     (782)      (861)
       (202)     (227) Other, net                           (647)      (635)
    -------   -------                                    -------    -------
      1,264    (2,558) Income (loss)before income taxes    3,321     (1,606)

        541      (367) Provision (benefit) for             1,380         51
                        income taxes
    -------   -------                                    -------    -------
   $    723  $ (2,191) Net income (loss)                $  1,941  $  (1,657)
    =======   =======                                    =======    =======

                       Net income  (loss) per share
   $   0.13  $  (0.40)      Basic EPS                   $   0.35  $   (0.30)
    =======   =======                                    =======    =======
   $   0.13  $  (0.40)      Diluted EPS                 $   0.34  $   (0.30)
    =======   =======                                    =======    =======

      5,518     5,494  Weighted average common shares      5,519      5,493
    =======   =======                                    =======    =======
                       Weighted average common and
      5,580     5,494   common equivalent shares           5,640      5,493
    =======   =======                                    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (Unaudited)                                           Nine Months ended
                                                      30-Sep-98   30-Sep-97
                                                        -------    -------
  Cash flow from operating activities:
    Net income (loss)                                  $  1,941   $ (1,657)
    Adjustment to reconcile net income (loss) to
      net cash provided (used) by operating activities:
     Depreciation and amortization                        2,907      3,642
     Change in assets and liabilities;
         Trade accounts receivable                         (718)     6,090
         Inventories                                      2,220     (4,011)
         Prepaid expenses and other current assets          227        298
         Accounts payable and accrued liabilities          (767)    (1,638)
         Accrued compensation                               217     (1,079)
         Income taxes payable                               498          -
                                                        -------    -------
     Net adjustments                                      4,584      3,302

         Net cash provided  by operating activities       6,525      1,645
  Cash flows from investing activities:
     Additions to property, equipment and leasehold
      improvements                                       (1,009)      (808)
     Additions to capitalized software                     (477)      (106)
     Decrease in other assets                               112        326
     Decrease in marketable securities                      120        356
                                                        -------    -------
         Net cash  used by investing activities          (1,254)      (232)
  Cash flows from financing activities:
     Payment on debt                                     (1,866)    (1,731)
     Proceeds from debt                                       -        500
     Other long term liabilities                            118        680
     Change in cumulative foreign currency translation      105        (41)
     Increase in common stock                                18         27
                                                        -------    -------
  Net cash provided (used) by financing activities       (1,625)      (565)

  Net increase  in cash and cash equivalents              3,646        848
  Cash and cash equivalents at beginning of period        2,247      2,271
                                                        -------    -------
  Cash and cash equivalents at end of period           $  5,893   $  3,119
                                                        =======    =======
  Supplemental Disclosure of Cash Flow Information:
  Income taxes paid                                         448        302
  Income taxes refunded                                       -          2
  Interest paid                                             782        770

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


  3.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

  The Company adopted Statement of Financial Accounting Standards  ("SFAS")
  No. 128, "Earnings  per Share," for  its December  31, 1997  consolidated financial statements.  As a result,  the Company's reported earnings  per share for the three month and nine month periods ended September 30, 1997
  are restated.   Under SFAS NO.  128, basic earnings  per common share  is
  computed by dividing net income by the weighted average number of  shares
  of common  stock outstanding  during the  period.   Diluted earnings  per
  common share is computed by dividing  net income by the weighted  average of common  stock  and common  stock  equivalents outstanding  during  the period.  (Amounts in thousands)

                           Three Months ended:         Nine Months ended:
                        Sep 30, 1998  Sep 30, 1997  Sep 30, 1998  Sep 30, 1997
                              -----      -----          -----         -----
  Weighted average            5,518      5,494          5,519         5,493
  shares outstanding
  Dilutive impact of             62          0            121             0
  stock options               -----      -----          -----         -----
  Total  weighted             5,580      5,494          5,640         5,493
  average common and          =====      =====          =====         =====
  common equivalent
  shares outstanding


  Excluded from the calculation of diluted earnings per share are 1,282,000 and 988,000 options for the quarters ended September 30, 1998 and 1997, respectively, and 958,000 and 1,005,000 options for the nine months ended
  September 30, 1998, and 1997, respectively, as such options were anti-dilutive.


  4.   CREDIT FACILITY

  Prior to and in  conjunction with the Synaptel acquisition discussed  in
  Note 2, the Company entered into a credit facility with BankOne Texas NA.
  The credit facility consists  of an $8,500,000  acquisition term loan,  a
  $2,500,000 equipment financing facility and a $5,000,000 revolving credit
  facility.   The  facility is a two-year  facility with an annual  renewal provision, and bears interest at the  bank's base rate (currently  8.5%).
  The term loan is payable in equal quarterly installments of $548,000 plus accrued interest  with final payment due November 30, 2001.  The  Company has the  ability to  satisfy the  quarterly payments  on the  term  notes through borrowings under  the revolving  credit component  of the  credit facility.  The revolving portion of the loan has been renewed and is  due
  June 30,  2000.   The credit  facility  is collateralized  by  marketable
  securities, assignment of accounts receivable and equipment.  The  credit facility includes  certain  restrictive  financial  covenants  including, among others,  tangible  net worth,  total  liabilities to  tangible  net worth, interest  coverage, quick  ratio, debt  service coverage,  and  is subject to  a borrowing  base calculation.  At  September 30,  1998,  the
  Company had borrowings of $10,096,300  and  remaining availability  under the revolving credit facility was $1,500,000.


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

                                               Three months   Three months
                                                   ended          ended
                                               Sep 30, 1998   Sep 30, 1997
                                               ------------   ------------
  Net income                                       $ 723        $(2,191)
  Other comprehensive income,
  Unrealized holding gains (losses) arising            0            (12)
    during period , net of tax
    Foreign currency translation adjustment           70            126
                                                   -----         ------
  Comprehensive income                             $ 793        $(2,077)


                                               Nine months     Nine months
                                                  ended           ended
                                               Sep 30, 1998   Sep 30, 1997
                                               ------------   ------------

  Net income                                     $ 1,941        $(1,657)
  Other comprehensive income,
    Unrealized holding gains (losses) arising          0            (12)
    During period , net of tax
    Foreign currency translation adjustment          105            (41)

  Comprehensive income                           $ 2,046       $ (1,710)


  4.   STOCK REPURCHASE

  The Company has approved a stock repurchase agreement with Motorola, Inc.
  to purchase 660,000  shares of  Interphase common  stock for  $4,125,000.
  Under the agreement, Interphase will repurchase Motorola's ownership position ratably over the next 3.75 years, and plans to cancel the stock.
  Motorola owns approximately 12% of Interpahse's outstanding common stock.


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Revenues for the three months ended  September 30, 1998  ("third  quarter
  1998")  were  $17,046,000.    Revenues  for  the  same  period  in   1997
  ("comparative period") were $13,611,000.    The increase in revenues from
  the comparative period was attributable to  increases in ATM, SCSI,  Fast
  Ethernet,  Fibre  Channel,  and  WAN product revenues,  partially  offset by declines in FDDI and Ethernet product revenues.

  LAN  product  revenues,  consisting  of  FDDI,  Ethernet,  ATM  and  Fast
  Ethernet, represented 63% of total revenues  for the third quarter  1998,
  as compared to  77% for the  comparative period.   FDDI product  revenues
  declined 6%, Ethernet product revenues declined 57%, ATM product revenues increased 20%  and  Fast  Ethernet  product  revenues  increased  11%  as
  compared to  the comparative  period.     FDDI,  Ethernet, ATM  and  Fast
  Ethernet product  revenues represented  21%, 2%,  11%  and 29%  of  total revenues, respectively for the third quarter 1998.

  Mass storage  product  revenues, consisting  of  SCSI and  Fibre  Channel adapter cards, represented 27%  of total revenues  for the third  quarter
  1998, as  compared to  13%  for the  comparative  period.   SCSI  product
  revenues increased  60% while  Fibre Channel  product revenues  increased
  211% over the comparative period.

  WAN product revenues comprised 9% of revenues for the third quarter 1998,
  as compared  to 5%  for the  comparative period.   WAN  product  revenues
  increased 114% as compared to the comparative period.

  Geographically, North  America  revenues comprised  80%  of  consolidated revenues in the  third quarter 1998  compared to 77%  in the  comparative period.  European revenues comprised 19% of consolidated revenues in  the third quarter  1998  and  20% in  the  comparative  period.  Pacific  Rim revenues comprised 1% of consolidated revenues in the third quarter  1998 and 3% in the comparative period.

  Revenues for the nine month period ended September 30, 1998 were $50,722,000 as compared to $48,848,000 for the comparative period.
  Revenues from LAN, Mass Storage and WAN products were 68%, 22% and 8% of total revenues respectively, for the nine month period ended September
  30, 1998.

  The  Company's  current   marketing  strategy  is   to  increase   market
  penetration through sales to major OEM customers.  One of these customers accounted for approximately 43%  of the Company's  revenue for the  third quarter of 1998, and 41% in the third quarter of 1997.

  The gross margin percentage  for the three  month period ended  September
  30, 1998 and   1997  was 49%  and 46%,  respectively.   The gross  margin
  percentage for the nine  month period ended September  30, 1998 and  1997 was 48%.

  Operating expenses for the  three month period  ended September 30,  1998 were $6,754,000  as compared  to $8,366,000  for the  comparable  period.
  Operating expenses for  the nine month  period ended  September 30,  1998 were $20,092,000 as  compared to $23,899,000  for the comparable  period.
  The reduction in operating expenses is due management's disciplined focus to control expenses and improve efficiencies in all areas of the Company.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and marketable securities aggregated
  $9,0451,000  at September 30, 1998, and $5,519,000 at December 31,  1997.
  The Company's improved cash position is primarily due to profitable operations and reduction in inventory, partially off-set by reductions in accounts payable, payment for machinery, equipment and capitalized software, and payment of debt. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

  The Company has a commitment to  repurchase 660,000 shares of  Interphase
  Stock from Motorola Inc. ratable over the next 3.75 years for a total  of
  $4,125,000.   The Company  plans  to cancel this stock.

  The  Company  expects  that   its  cash,  cash  equivalents,   marketable
  securities and proceeds from its credit facility will be adequate to meet foreseeable needs for the next 12 months.

  Year 2000

  The Company has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from the calculations using the Year 2000 and beyond.

  The Company has  created a company-wide  Year 2000 team  to identify  and
  resolve  Year  2000  issues   associated  with  the  Company's   internal
  information systems,  the products  sold by  the Company,  and its  major suppliers of products and services. The Company is implementing a plan to ensure that its  products are  Year 2000  compliant, and  the Company  is currently in  the process  of updating  and replacing  its main  internal information systems with  Year 2000 compliant  systems. In addition,  the
  Company is communicating with its major suppliers, customers, vendors and financial service organizations regarding the  Year 2000 status of  their companies' products or services.  The  Company anticipates that its  full
  Year 2000  review,  new  information  system  implementation,  and  other necessary remediation actions will be substantially complete by mid 1999.
  Direct expenditures are expected  to be between  $850,000 and   $900,000.
  The Company will  fund these  expenditures through  its normal  operating budget, and  as required  by  generally accepted  accounting  principles, these cost  are expensed  as incurred,  excluding the  capitalization  of
  application  software.     The  capitalization  for   software  will   be
  approximately $300,000.

  There can be no assurance that there will not be a delay in delivery,  or increased costs, associated with the Company's suppliers who may not have adequately begun to  prepare for the  Year 2000 issue.  Year 2000  issues faced by  major  suppliers,  customers,  vendors  and  financial  service organizations with which the Company interacts could adversely impact the
  Company. The  Company  could  also be  impacted  by  the  redirection  of corporate management  information system  budgets towards  resolving  the
  Year 2000  issue  and this  could  lower  the demand  for  the  Company's
  products  if  corporate   buyers  defer  purchases   of  products   which
  incorporate Company  products.   The Company  currently is  developing  a
  contingency plan in the event all other actions fail to satisfy Year 2000 issues.


                                   PART II

  OTHER INFORMATION

  Item 5.   A shareholder who wishes to make a proposal at the 1999  Annual
  Meeting of Shareholders without complying with the requirements of the SEC's Rule 14a-8 (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by February 13, 1999. If a shareholder fails to give notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's
  Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion as directed by the Company's management.

  Item 6.   Reports on form 8-K

            None

            Exhibits

  Exhibit 27     Financial Data Schedule

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERPHASE CORPORATION
                                (Registrant)
  Date:  November 12, 1998

                                /s/ Gregory B. Kalush
                                ---------------------
                                Gregory B. Kalush
                                Chief Financial Officer and
                                Vice President Finance
                                (Principal Financial and
                                Accounting officer)



