Form 10-K
period 1998-12-31
INTERPHASE CORP
filed 1999-03-30
CIK 728249

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
          _________________________________________________
                              FORM 10-K
          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1998
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

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 was approximately $34,450,000. As of March 1, 1999, registrant had outstanding 5,456,491 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: (1) Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 1999 (Part III).

                                   PART I

  ITEM 1.  BUSINESS

  Introduction

  Interphase Corporation and subsidiaries ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high-performance connectivity products utilizing advanced technologies for today's enterprise network and mass storage environments and other embedded computer systems. Interphase's network and mass storage products include high performance adapter cards, concentrators, switches, network operating system (NOS) software drivers, and management software applications.

  * Adapter cards are printed circuit boards with cable connections that fit inside a slot on a computer, enabling those devices to connect with other devices in a network topology.

  * Concentrators and switches are network interconnection devices that allow an adapter to be connected to one or more network transmission segments.

  * Operating systems are master control programs that run the computers on which they are installed. An operating system is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. Operating system drivers are programs running under the operating systems and that control different parts of the computer such as the network interface cards. A NOS is an operating system that manages network resources by handling multiple requests (inputs) concurrently and providing the security necessary in a multi-user environment.

  * Management software applications are specifically designed and programmed to assist the end user with the installation, set up (setting various user preferences), and monitoring of Interphase adapter cards.

  The Company's local area network ("LAN") products implement high speed networking technologies such as Fiber Distributed Data Interface ("FDDI"), Asynchronous Transfer Mode ("ATM"), Gigabit Ethernet, Fast Ethernet (100 Base-T), 100VG-AnyLAN, Ethernet (10Base-T) and Token Ring technologies that facilitate the high speed movement of information across computer networks. The Company's wide area network ("WAN") products, serving both the server class and client class computers, utilize Integrated Services Digital Network ("ISDN"), V.90 (56K), Frame Relay, X.25 and other communications technologies. The Company's mass storage controllers are currently based on Small Computer Systems Interface ("SCSI") technology and high speed Fibre Channel technology to facilitate the movement of data to and from mass storage devices. Fibre Channel can also be used for a high speed interconnect in clustered applications. The Company's products are designed to not only comply with the appropriate open system technical standards but also optimize the performance of the customer's network and mass storage environments.

  The Company's networking and mass storage adapter products consist of both hardware and software. The hardware is essentially printed circuit boards which plug into the backplane of a computer and incorporate industry standard bus architectures of the most popular client/server platforms such as PCI, CompactPCI, PMC, SBus, EISA, VME, and GIO, as well as input-output front-ends for many performance oriented computer systems. The Company's network adapters support a variety of media including fiber optic cabling and unshielded twisted pair ("UTP") and shielded twisted pair ("STP") copper wire. The Company's software consists of drivers for the most popular operating systems such as Microsoft Windows NT, Novell NetWare, HP-UX, IRIX, O/S2, Solaris, SunOS, AIX and certain real-time operating systems such as LynxOS and VxWorks.

  In addition, the software may include diagnostics, station management ("SMT"). In certain cases, the software off loads the processing of the protocol stack from the server to the adapter card. The Company's FDDI concentrator products are stand-alone network devices that serve as a single point of connection for multi-port local area networks as well as perform certain network traffic management tasks. The mass storage adapters provide a high-speed connection to computer peripheral devices, such as disk drives, tape drives and printers. The Company's WAN adapters are complete ISDN T1/E1 or serial I/O packages that allow servers and other communications devices to connect remote locations in a corporate network, such as a virtual private network (VPN). The Company's products are used in a wide range of computer applications including graphics workstations, high performance work groups, CPU clusters, medical imaging, telephone switching, on-line transaction processing and financial services networks. The Company believes that its success in gaining significant market share in its selected markets is dependent upon not only the development and manufacturing of high performance, high quality products but also in establishing and maintaining the appropriate distribution channels. The Company has original equipment manufacturer ("OEM") agreements with some of the best-known companies in the computer industry for its network products and mass storage adapters. The Company's customers include OEM's of computer systems and network switches, systems integrators, value-added resellers ("VAR"), distributors and end-users. The Company believes that it must maintain an ongoing synergistic relationship with its customers and demonstrate technology leadership coupled with sophisticated manufacturing and customer support capabilities. The Company's manufacturing and development activities are certified under the ISO 9001 international quality standard. This standard, considered the most comprehensive of the ISO 9000 standards, applies to not only manufacturing quality, but design, development and support quality systems as well. Certain companies in the United States and Europe now require ISO certification of their key suppliers. The Company's headquarters and manufacturing facilities are located in Dallas, Texas.

  Effective June  29,  1996,  the Company  purchased  all  the  issued  and outstanding capital stock of Synaptel S.A. ("Synaptel"). Synaptel designs and distributes a broad line of remote access and ISDN products, which include both significant software content and interoperability with a broad range of networking protocols.

  The Company, a Texas corporation, was founded in 1977.

  NETWORKING / STORAGE PRODUCTS

  Product Overview

  The bus structure of a computer system is the pathway over which data flows among the system's components, such as the central processing units ("CPU"), disk or tape drives and network adapters. The bus structure of a computer coordinates the timing and routing of data, as well as defines the system architecture for components that interface with each other. The Company develops and sells products based on high performance peripheral bus architectures such as PCI, CompactPCI, PMC, EISA, SBusVME and GIO. These peripheral bus architectures were developed by computer system manufacturers and are considered "open systems" since certain specifications of the architecture are published to encourage competition among vendors of peripheral equipment such as network adapters. The concept of open systems has gained significant momentum in recent years and has allowed end-users to configure a computing and network environment that incorporates desired technology, features, scalability and support from a variety of product and service providers.

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

  NETWORKING / STORAGE PRODUCTS

  Network Products

  The Company's networking products include those that are designed for both LAN and WAN environments. Local area networks are a group of interconnected computers in a small geographic area, such as an office building or a complex of offices in a campus environment. Wide area networks connect computers dispersed over long distances, such as across the country or internationally. Revenues derived from networking products represented approximately 73%, 77% and 71% of consolidated revenues for the years ended December 31,1998, 1997 and 1996. (See Note 11 to consolidated financial statements)

  Local Area Network (LAN)

  Over the past several years the Company has developed a diverse line of LAN products targeted for the PCI, CompactPCI, PMC, VME, SBus, EISA, and GIO peripheral bus marketplace. The majority of these products are sold directly to OEMs but a substantial portion are also sold to VAR's, system integrators, distributors and large end-users.

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

  4511 PMC FDDI Adapter provides  reliable, high-performance 100 Mbps  FDDI
  connectivity for  PMC-based systems.   It  supports multimode  fiber  and
  copper wiring.

  4811 EISA FDDI Adapter is a high performance FDDI network adapter for EISA bus systems. It provides for full implementation of FDDI Station Management (SMT) on-board, freeing the host CPU to execute applications and upper level protocols.

  5211 VME FDDI Adapter represents a third generation FDDI network adapter from Interphase. This host-based product is capable of supporting varying types of media (e.g., fiber or copper) and contains an optical bypass control. It can be used in VME64 systems and is capable of link level or on-board protocol processing. Its RISC-based architecture can be configured for either single or dual attachment to an FDDI network and is available in a 9U or 6U form factor (refers to standard form factors of the printed circuit board).

  5511 PCI FDDI Adapter is a high performance FDDI network adapter for PCI based systems. It provides Single Attachment Station (SAS) connectivity for FDDI workstations or server connectivity to a concentrator in a workgroup topology. It also comes with a Dual Attachment Station (DAS) option for direct A-B connectivity to an FDDI ring or concentrator, or for dual homing between two concentrators. The 5511 provides connections for multimode fiber and TP-PMD compliant Category 5 Unshielded Twisted Pair copper wiring.

  5611 SBus FDDI Adapter is a high performance FDDI network adapter for SBus systems. The 5611 is designed to capitalize on the high performance of Sun SPARC and compatible systems with a direct memory access (DMA) architecture.

  CDDI WA-C303 SBus FDDI Adapter provides high performance, 100-Mbps connectivity to FDDI networks for SPARC-based worstations and servers. It supports single attachment and fault-tolerant, dual attachment connections.

  WA-C323  EISA  FDDI   Adapter    provides   high  performance  100   Mbps
  connectivity to workgroup servers and workstations.

       Ethernet / Fast Ethernet Product Line-

  The Company's Ethernet Product Line includes several different technologies that are generally grouped under the Ethernet umberella. Ethernet is the most widely used LAN Media Access control method, which is defined by the IEEE 802.3. Ethernet is normally a shared media LAN and all stations on the segment share the total bandwidth, which is either 10 Mbps (Ethernet), 100 Mbps (Fast Ethernet) or 1000 Mbps (Gigabit Ethernet). Fast Ethernet (100Base-T), is a high-speed version of Ethernet (IEEE 802.3u standard). 100BaseT transmits at 100 Mbps rather than 10 Mbps. 100VG-AnyLAN is another 100 Mbps version of Ethernet developed by Hewlett-Packard that is able to transport both Ethernet and Token Ring frames. It is a shared media LAN like Ethernet, but employs a different access method, allowing realtime voice and video to be given high priority.

  4207 VME Ethernet   Adapter provides a connection to an ethernet  network
  for VMEbus systems. It is a high performance protocol processor that is capable of data rate transfers of over 30 Mbytes/second.

  4221VME Ethernet  Adapter  is a 10  Base-T product.   This adapter is  an
  intelligent network interface which can provide up to four Ethernet ports from a single VME or VME64 slot.

  4824 EISA 100Base-T Adapter provides either 100 Mbps or 10 Mbps connectivity which is automatically configured based on the type of network connection detected upon system start-up.

  5524 PCI 100Base-T Adapter provides 100 Mbps connectivity for most PCI-compliant systems. The 5524 provides full auto-negotiation capabilities to select full or half duplex for 100-Mbit or 10-Mbit connections, supporting TX (Category 5UTP copper cable).

  6224 VME 100Base-T Adapter allows the creation of one or more high-speed connections between a VMEbus-based HP-UX system and a 100Base-T network. The 6224 adapter supports a data rate of 100 Mbps.

  4524 PMC 100Base T Adapter provides 802.3u 100Base-T connectivity for most PMC-compliant systems. Driver support includes: AIX, Solaris and Window NT.

  4622 SBus  100VG-AnyLan   Adapter  provides Sun  SPARC stations and  100%
  compatibles with selectable connectivity to networks based either on 10Base-T or 100VG-AnyLAN technology.

       ATM Product Line-

  ATM is  a  scalable  network technology  capable  of  providing  enhanced quality of service in managing video, audio and data transmissions compared to other existing network technologies. ATM has found niche applications in the desktop LAN environment, and it is becoming increasingly popular as a multi-service LAN technology for corporate backbones. As ATM continues to be adopted for new public switched services, both in the backbone and at the network access, such as in high-speed Internet access, digital video and IP telephony. ATM is expected to become the predominant technology for the integration of LAN traffic into the wide area networking environment.

  4515  PMC  ATM      Adapter  provides  reliable,  high  performance   ATM
  connectivity for PMC-based systems. This adapter supports SONET OC-3 155 Mpbs connectivity.

  4615 SBus ATM Adapter provides full duplex ATM connectivity for virtually all Sun Sbus platforms from 600 MP Servers to the SPARCcenter 2000. This adapter supports SunOS 4.1.3. and Solaris 2.3 or greater.

  4815 EISA ATM Adapter provides full duplex ATM connectivity for many EISA-compliant systems from high performance PCs and workstations to powerful mutiprocessing servers running Windows NT and Novell

  4915 GIO ATM Adapter provides full duplex ATM connectivity for  virtually
  all Silicon Graphics  GIO-based platforms.   This adapter supports  SGI's
  IRIX operating system version 5.3.

  5215 VME ATM Adapter provides full duplex ATM connectivity for SGI Onyz and Challenge systems running the IRIX operating system.

  5575 PCI ATM  Adapter provides full duplex ATM connectivity for most PCI-
  compliant systems.   This  adapter supports  Windows NT,  Novell  NetWare
  UnixWare, Solaris and AIX.

  6575 CompactPCI ATM Adapter provides full duplex ATM connectivity for industrial and Telecom computers. This adapter supports Windows NT, Novell NetWare UnixWare, Solaris and AIX.

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

  S4000 Millennium is a scalable LAN switch featuring a media independent, five-slot chassis that supports switched 10Mbps Ethernet, 100Mbps Fast Ethernet, 1000Mbps Gigabit Ethernet and FDDI connectivity.

  Wide Area Networks (WAN)

  The Company's WAN products serve several segments of the enterprise networking market including: remote access server (RAS) connectivity utilizing ISDN and digital technologies, IBM SNA LAN to host integration, and access to wide area networks for servers, remote LANs and PCs in multi-vendor networking environments and LAN to LAN interconnection utilizing a variety of protocols. Interphase WAN products are compatible with Novell, Microsoft, IBM, Sun, UNIX, SNA, X.25, Frame Relay and ISDN.

  Server Class products include fully featured, multi-purpose and multi-operating systems products for ISDN, X.25, Frame Relay and other serial and dial up technologies. These products are used by networking professionals to outfit remote offices or central offices with an ISDN/WAN adapter that can manage multiple ISDN channels or multiple communication modes.

  ENTIA-PRI RAS Adapter is an intelligent PCI compliant RAS peripheral that uses an on-board PowerPC CPU and memory to locally execute all communications protocols. Available in two configurations, single or dual port PRI/T1/E1, the ENTIA-PRI Adapter provides connectivity for small and medium size enterprise networking environments.

  ENTIA-BRI RAS Adapter is an intelligent peripheral that uses an on-board IBM PowerPC CPU and memory to locally execute all communications protocols. Featuring 4 ISDN BRI (Basic Rate Interface) ports, the ENTIA BRI RAS Adapter offers both ST and built-in NT1 (U-loop) interfaces for small branch offices.

  ENTIA-SR Adapter is an intelligent PCI compliant peripheral that uses an on-board PowerPC CPU and memory to locally execute all communications protocols. The serial port on the ENTIA-SR Adapter can operate as a single, unchannelized data port at speeds between 56K and T1 (1.544 Mbps) or E1 (2.048 Mbps) or at any speeds in between for LAN to LAN interconnections or for branch office router interconnections in a leased line networking environment.

  ENTIA-DM PCI Digital Modem Adapter is an intelligent PCI compliant peripheral that uses an on-board PowerPC CPU and memory to locally execute all communications protocols. Offering up to 60 digital modems, an optional integrated CSU/DSU, and simultaneous processing of both ISDN and analog (V.34 and V.90) call traffic, the ENTIA-DM supports remote users requiring access to enterprise network applications like Microsoft Backoffice (SNA, SQL, E-mail), Remote Access Server, routing programs and communications programs.

  5532 PCI ISDN/X.25 Adapter is an active adapter for remote workstation and small branch office communication servers. Offering an ISDN BRI S/T interface, the 5532 enables users to utilize advanced X.25, PPP and SDLC connectivity, while providing high-speed access to LANs, remote access hosts or the Internet.

  Client Class products are serial I/O  and ISDN board level products  that
  are used in desktop  and laptop computers.   These products are  designed
  primarily to Windows operating systems for client applications.

  5132 ISA ISDN  Adapter is an  adapter for remote  workstations and  small branch office  communication  servers. Offering  a  serial V.11  or  V.24 connection to a leased line plus an ISDN BRI S/T interface, the 5132 enable users with high-speed access to LANs, remote access hosts or the Internet.

  5133 ISA ISDN Adapter provides a low cost ISDN solution designed for desktops running Microsoft Windows 95/98. The 5133 provide users with fast and secure access to LANs or the Internet.

  5333 PCMCIA ISDN Adapter  provides a low cost  ISDN solution for  laptops
  with PC Card  slots running Microsoft  Windows 95/98.   The 5333  provide
  users with fast and secure access to LANs or the Internet.

  Mass Storage Controller Products

  Revenues derived from mass storage controller products represented approximately 25%, 12% and 14% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996.

  The Company's mass storage product line includes products that function in VME, PCI and CompactPCI systems. Presently, SCSI is the most popular mass storage technology for both desktop and server applications since it is "device independent" whereas many technologies prior to SCSI were not. Device independent refers to the fact that the controller can access and send data to and from a variety of peripheral devices (e.g., disk drives, tape drives or printers). Historically, the primary market for these products has been computer system OEM's.

  The Company introduced its first Fibre Channel product in 1996. Fibre Channel is an emerging high-speed data transfer technology. Fibre Channel is regarded as a follow-on migration path from SCSI. It is 10 to 250 times faster than existing technologies, including SCSI, capable of transmitting at rates of one gigabit per second simultaneously in both directions. This kind of performance is a practical necessity when sizable files containing x-rays or MRI scans are retrieved from a storage device. Fibre Channel can also operate over distances up to 10 km. For disaster recovery purposes it is an ideal technology for backing up mission critical data to mass storage device at a secure remote location. Fibre Channel is also regarded by the industry as a key enabler for Storage Area Networks (SANs). A SAN provides centralized management of storage devices from anywhere on the network and utilize a high-speed Fibre Channel backbone to tie together large numbers of tape, disk and other storage devices and link them to remote servers. Fibre Channel is also expected to play a significant role in mass storage for Telecom database engines for Advanced Intelligent Networks and wireless telephony.

  SCSI

  4210 VME SCSI Adapter is a high-performance dual channel SCSI host adapter for VMEbus applications. It supports up to seven SCSI devices per channel and can be configured with one or two independent SCSI channels. By utilizing the BUSpacket Interface it can provide transfer rates of up to 5 MBytes/second in synchronous mode and up to 1.5 MBytes/second in the asynchronous mode. This product is available in either a 6U or 9U form factor. 4220 VME SCSI-2 Adapter is designed for VMEbus and VME64 systems. It complies with the industry standard SCSI-2 interface. It also contains two channels that support up to 14 SCSI-1 or SCSI-2 devices. It is capable of data rates of up to 10 MBytes/second in the synchronous mode and 5 MBytes/second in the asynchronous mode. This product is available in either a 6U or 9U form factor. Additionally, an optional daughter card is available which allows for a connection to an Ethernet network. The incorporation of an Ethernet daughter card with a SCSI adapter in this manner utilizes only one slot in a computer backplane.

  5520 PCI SCSI-2 Adapter provids high performance "Fast and Wide" SCSI-2 connectivity for PCI-based systems and is designed to meet the needs of applications ranging from graphics intensive multimedia desktops to high throughput departmental file servers.

  Fibre Channel

  5526 PCI Fibre  Channel    Adapter provides  single port  100 MBps  Fibre
  Channel connectivity and is powered by the Hewlett-Packard Tachyon Fibre Channel protocol engine.

  6526 CompactPCI Fibre Channel Adapter is a 3U CompactPCI adapter which delivers full 100 MBps throughput for next generation mass storage applications in embedded system environments.

  Interphase (i)chipTPI ASIC  is a single  chip solution  which allows  the
  Hewlett-Packard  Tachyon  Fibre   Channel  controller  to   be  used   in
  conjunction with the industry standard PCI bus.

  FibreView is a management/diagnostic tool which simplifies the configuration of Interphase Fibre Channel adapter cards. With FibreView, users can display, add, modify and delete SCSI ID assignments with relative ease, making it simple to tailor their storage arrangement for specific application requirements.

  VOICE OVER INTERNET PROTOCAL (VoIP)

  Fueled by the explosive growth of the Internet, IP-based networks have become the standard for corporate data networks. IP-telephony (Internet Protocol telephony) is a general term for the technologies that use the Internet Protocol's packet-switched connections to exchange voice, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). The Company is currently evaluating market opportunities with two key IP telephony technologies: Voice over IP
  (VoIP) and Voice over the Internet (VoN). Voice over the Internet uses IP telephony for users that are connected to the Internet, where voice conversations and other information is converted into digital data and transmitted over the public Internet. Voice over IP is based on the same underlying technology as VoN, but operates on proprietary networks, not the public Internet.

  New Product Development

  The markets for the Company's products are characterized by rapid technological development, evolving industry standards, frequent new product introductions and relatively short product life cycles. The Company's success is substantially dependent upon its ability to anticipate and react to these changes, maintain its technological expertise, expand and enhance its product offerings in existing technologies, and to develop in a timely manner new products in emerging technologies, such as Fibre Channel-based storage area networking, which achieve market acceptance. The Company believes it must offer products to the market which not only meet ever-increasing performance and quality standards, but also provide compatibility and interoperability with products and architectures offered by various computer and network systems vendors. The continued utility of the Company's products can be adversely affected by products or technologies developed by others.

  The Company has been engaged in the development of new products and the refinement of its existing products since its inception. Interphase has been active in the formulation of industry standards sanctioned by groups such as the IEEE and ANSI and, VME International Trade Association
  (VITA), Fibre Channel Association (FCA), Fibre Channel Community, PCI Industrial Manufacturers Group (PICMG), Project UDI, Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, University of New Hampshire FDDI Interoperability Lab, FC-Open (Fibre Channel) Consortium, and ANTC Consortium for FDDI interoperability testing.

  In  1998,  the  Company    applied  the  majority  of    its  engineering
  development resources to products for the emerging remote access and Fibre Channel markets. The remote access equipment market is growing at a 38% annual rate according to recent research and the Company intends to provide "best of breed" remote access solutions for embedded systems and communications servers for mission critical enterprise communications. The SAN market for hardware, software and services is expected to grow from an estimated $3.5 billion in 1998 to $10 billion by 2002, according to Strategic Research. Through engineering development, the Company strives for continuous improvements in scalability and throughput with its Fibre Channel offerings in order to make its products industry-leading solutions for building localized SAN's.

  In addition, the Company has continued its focus on ATM and certain traditional products including FDDI. ATM is rapidly becoming the key technology in fostering multipurpose, seamless LAN/WAN connectivity. Interphase, as a recognized leader in ATM, intends to continue to exploit its leadership position by targeting these new opportunities for ATM with new ATM products, while continuing to cater to existing LAN opportunities for ATM. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, for further discussion on Research and Development activities).

  Marketing and Customers

  The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During 1998, sales to Hewlett Packard accounted for $28,349,000 or 41% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During 1997, sales to Hewlett Packard accounted for $26,402,000 or 40% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During 1996, no single customer accounted for more than 10% of consolidated revenues.

  In October 1998, the Company entered into a stock repurchase agreement to buy back all the outstanding shares held by Motorola at a total price of $4,125,000. The stock repurchases will be made ratably from October 1998 to July 2002. Sales to Motorola approximated 3%, 3% and 6% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996 respectively.

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

  Interphase emphasizes its extensive product support, training and field support to its customers. The Company's products are generally sold with a one to three-year warranty covering components and labor. After the expiration of the warranty period, the Company generally provides support services for a stated flat fee.

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

  Manufacturing and Supplies

  Most manufacturing operations are currently conducted at the Company's headquarters in Dallas, Texas. In addition, the Company utilizes contract manufacturing operations for the assembly of certain products, including some of those produced in France. The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

  The Company uses internally designed, applications specific integrated circuits ("ASIC"), some of which are sole-sourced, on some of its products as well as standard off-the shelf items presently available from two or more suppliers. Historically the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand, and the Company believes that it has good relations with its vendors.

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

  Employees

  At December 31, 1998, the Company had 229 full-time employees, of which 60 were engaged in manufacturing and quality assurance, 86 in research and development, 46 in sales, sales support, service and marketing and 37 in general management and administration.

  The Company's success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The Company does not maintain life insurance policies on its key employees and, does not have employment agreements with key employees except for a few executive officers. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is intense.

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

  Increased competition could result in price reductions, reduced margins and loss of market share. (See Note 11 to Consolidated Financial Statements)

  ITEM 2.   PROPERTIES.

  The Company leases a 96,000 square foot facility located in Farmers Branch, Texas, a suburb of Dallas. The facility includes approximately $2.9 million in leasehold improvements that were made by the Company. The lease, inclusive of renewal options, extends through 2002. In addition the Company leases a facility in Chaville, France (near Paris) which supports the European markets. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, and fixtures.

  ITEM 3.        LEGAL PROCEEDINGS.

  None


  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable

                               PART II

  ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED SHAREHOLDER MATTERS.

  Since January 1984 shares of the Company's common stock have been traded on The Nasdaq Stock Exchange under the symbol INPH. The following table summarizes its high and low price for each fiscal quarter during 1998 and 1997 as reported by Nasdaq.

     Fiscal 1998                               High            Low
     -----------                               -----          -----
     First Quarter                             8.813          6.063
     Second Quarter                            9.500          6.500
     Third Quarter                             8.000          5.000
     Fourth Quarter                            8.688          5.250

     Fiscal 1997                               High            Low
     -----------                               -----          -----
     First Quarter                            11.125          8.000
     Second Quarter                            8.875          6.250
     Third Quarter                            11.125          7.875
     Fourth Quarter                            8.625          5.750

  The Company had approximately 1700 beneficial owners of its Common Stock, of which 80 are of record as of March 1, 1999.

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

  ITEM 6.        SELECTED FINANCIAL DATA

  Statement of Operations Data:
  (In Thousands, except per share data)



                                                Two months
                           Twelve months          ended      Twelve months
                           ended Dec. 31,        Dec. 31,    ended Oct. 31,
                      1998     1997      1996      1995      1995     1994
                     ------    ------    ------   ------    ------    ------
Revenues            $68,846   $66,004   $56,752  $ 3,379   $47,368   $40,303

Gross Profit         33,627    32,016    27,964    1,224    23,547    20,066

Research and
 development         11,156    13,327     9,902    1,360     7,327     7,862

Sales and marketing  10,539    11,686    10,297    1,173     8,583     7,599

General and           5,914     6,248     4,905      634     4,004     4,146
administrative

Special charges         -         -      11,646      -         -       1,148

Operating income
 (loss)               6,018       755    (8,786)  (1,943)    3,633      (689)

Other, net           (1,583)   (1,525)     (705)      94       589       278
                     -------------------------------------------------------

Income (loss) before  4,435      (770)   (9,491)  (1,849)    4,222      (411)
income tax

Net income (loss)   $ 2,713    $ (971) $(10,055) $(1,167)  $ 2,759    $ (280)
                     -------------------------------------------------------

Net income (loss)
 per share

  Basic              $ 0.49    $ (0.18) $ (1.99) $ (0.25)  $ 0.60     $(0.06)
                     -------------------------------------------------------
  Diluted            $ 0.48    $ (0.18) $ (1.99) $ (0.25)  $ 0.55     $(0.06)
                     -------------------------------------------------------
Weighted average
 common shares        5,508     5,496     5,062    4,663     4,561     4,484
                     -------------------------------------------------------
Weighted average
 common & common
 equivalent shares    5,628     5,496     5,062    4,663     5,051     4,484
                     -------------------------------------------------------

                                   December 31,                  October 31,
Balance Sheet Data:    1998      1997       1996      1995     1995      1994
                      -------------------------------------   ----------------
Working capital      $26,314  $ 25,244   $ 22,836  $ 23,141  $24,328   $20,776

Total assets          50,288    49,447     53,924    33,624   35,430    31,943

Total liabilities     18,463    19,904     23,538     4,363    5,019     5,094

Redeemable Common
 Stock                 3,813       -          -         -        -         -

Shareholders' equity  28,012    29,543     30,386    29,261   30,411    26,849



  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Consolidated Statement of Operations Percentage of Revenues


                                                 Year ended December 31,
                                                1998        1997     1996
                                               ---------------------------
  Revenues                                     100.0%      100.0%   100.0%
  Cost of sales                                 51.1%       51.5%    50.7%
                                               ---------------------------
  Gross profit                                  48.9%       48.5%    49.3%

  Research and development                      16.2%       20.2%    17.4%
  Sales and marketing                           15.3%       17.7%    18.1%
  General and administrative                     8.6%        9.5%     8.6%
  Acquired in-process R&D                        0.0%        0.0%    20.5%
                                               ---------------------------
  Operating income (loss)                        8.8%        1.1%   (15.3)%

  Interest income                                0.5%        0.7%     0.7%
  Interest expense                              (1.5)%      (1.7)%   (0.9)%
  Other, net                                    (1.3)%      (1.3)%   (1.0)%
                                               ---------------------------
  Income (loss) before income taxes              6.5%       (1.2)%  (16.5)%

  Provision (benefit) for income taxes           2.5%        0.3%     1.0%
                                               ---------------------------
  Net income (loss)                              4.0%       (1.5)%  (17.5)%
                                               ===========================

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

  Revenues: Total revenues for the years ended December 31, 1998, 1997 and 1996 were $68,846,000, $66,004,000 and $56,752,000, respectively.

  The growth in revenues from 1997 to 1998 was 4%. The increase in revenue was attributable to growth in the Company's Fibre Channel and Remote Access/WAN, ATM, Fast Ethernet and SCSI product lines, partially offset by a decline in FDDI and Ethernet products. In 1998, FDDI revenues accounted for approximately 19% of total revenues, Fast Ethernet 30%, SCSI 10%, WAN 11%, ATM 8%, Ethernet 3% and Fibre Channel 14%. Local area networking products in total comprised 63% of total revenues for 1998, mass storage product revenues 25% and wide area networking products 10%. North American revenues grew 1%, Pacific Rim revenues declined 31%, and European revenues grew 27% compared to 1997. The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 41% of the Company's revenue in 1998.

  The growth in revenues from 1996 to 1997 was 16%. The increase in revenues was led by significant revenue growth in the Company's Fibre Channel product line, a three-fold increase in sales of the Company's Fast Ethernet product line, and 22% increase in sales of ATM products. This was offset by a shift from the Company's FDDI, SCSI, and Ethernet products by 20% from 1996 to 1997. In 1997, FDDI revenues accounted for approximately 33% of total revenues, Fast Ethernet 30%, SCSI 9%, WAN 8%, ATM 8%, Ethernet 6% and Fibre Channel 3%. Local area networking products in total comprised 77% of total revenues for 1997, mass storage product revenues 12% and wide area networking products 8%. North American revenues grew 26%, Pacific Rim revenues declined 8%, and European revenues declined 12% compared to 1996. One of these customers accounted for approximately 40% of the Company's revenue in 1997.

  Cost of Sales: Cost of sales expressed as a percentage of revenues were approximately 51% for each year ended December 31, 1998, 1997 and 1996.

  Research and Development: The Company's investment in the development of new products through research and development was $11,156,000, $13,327,000 and $9,902,000 in 1998, 1997, and 1996, respectively. As a percentage of revenue, research and development expenses were 16%, 20% and 17% for 1998, 1997 and 1996, respectively. The decrease in spending from 1997 to 1998 is a reflection of the Company's efforts to control expenses, offset by an investment in spending for VOIP development. The increase in spending in 1997 reflected additional spending on development for ATM, WAN, Fibre Channel and Fast Ethernet. In 1999, as a percentage of revenue, research and development expenses are expected to remain consistent with 1998.

  Sales and Marketing: Sales and marketing expenses were $10,539,000, $11,686,000 and $10,297,000 in 1998, 1997, and 1996, respectively. As a percentage of revenue, sales and marketing expenses were 15% in 1998 and 18%, in 1997 and 18% in 1996. The decrease in spending from 1997 to 1998 is a reflection of the Company's efforts to control expenses, offset by an investment in spending for VOIP sales and marketing spending. In 199, as a percentage of revenue, sales and marketing expenses are expected to remain consistent with 1998.

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

  General and  Administrative:   General and  administrative expenses  were
  $5,914,000,  $6,248,000  and   $4,905,000  in  1998,   1997,  and   1996,
  respectively. As a percentage of revenue, general and administrative expenses were approximately 9% for each year. In 1999, as a percentage of revenue, general and administrative expenses are expected to remain consistent with 1998.

  Interest Income: Interest income was $338,000 $438,000 and $421,000 in 1998, 1997 and 1996, respectively. The change in interest income from year to year is a reflection of the increase and decrease in the funds available for investment.

  Interest Expense: Interest expense was $1,025,000, $1,126,000 and $535,000 in 1998, 1997 and 1996, respectively. The interest expense is a result of the debt incurred by the Company to fund the Synaptel acquisition in mid-1996.

  Other Expense: Other expense was $896,000, $837,000 and $591,000 in 1998, 1997 and 1996, respectively. Other expense primarily reflects the amortization of goodwill and acquired developed technologies related to the Synaptel acquisition.

  Provision (Benefit) for Income Taxes: The Company's provision for taxes was $1,722,000, $201,000, and $564,000 in 1998, 1997, and 1996,
  respectively. The increase in the Company's effective income tax rate from 1996 to 1998 is due to the write-off of in process research and development in 1996 which was not benefited for income tax purposes. The Company experienced a net loss before taxes in 1997; however, due to the effects of non-deductible goodwill and state income taxes, the Company had a tax provision of $201,000. In 1998, the Company's effective income tax rate was greater than the statutory rate, primarily due to non-deductible goodwill amortization.

  Net Income (Loss): The Company reported net income of $2,713,000 in 1998, net loss of $971,000 in 1997 and a net loss of $10,055,000 in
  1996. The loss in 1996 was attributable to the write-off of acquired in-process research and development ($11,646,000) associated with the acquisition of Synaptel. The increase in net income from 1997 to 1998 was due to the increase in revenues, in addition to the Company's efforts to control costs.

  Adoption of Accounting Standards: Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report all changes in equity during the period, except those resulting from investments by and distributions to owners, in a financial statement. The Company has chosen to disclose Comprehensive Income, which includes net income, unrealized holding gains or losses and foreign currency translation adjustments in the Consolidated Statement of Stockholder's Equity. Prior years have been restated to conform to SFAS No. 130 requirements.

  During 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report segment information in accordance with the "management approach." The management approach designates the internal reporting that is used by management for making operating decisions. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company manages its business segments on an industry basis.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and marketable securities aggregated $7,961,000, $5,519,000 and $5,850,000 at December 31, 1998, 1997 and
  1996, respectively. Expenditures for equipment and purchased software were $2,892,000, $1,150,000 and $2,539,000 in 1998, 1997 and 1996,
  respectively. At December 31, 1998, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating lease on its Dallas facility and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 1999. In connection with the Synaptel acquisition in June 1996, the Company entered into a two-year $16,000,000 credit facility with a financial institution, subject to annual renewal provisions. This credit facility includes an $8,500,000 term loan, a $2,500,000 equipment loan and a $5,000,000 revolving credit facility. The term and equipment loans are due in quarterly installments beginning in November 1996, and expire in November 2001. The revolving credit facility expires in June 2000. In 1999, maturities of this credit facility will be approximately $2,192,000.

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each re-purchase. Prior to the repurchase agreement Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheet. As of December 31, 1998, 50,000 shares have been re-purchased for $312,500 and retired.

  The  Company  expects  that   its  cash,  cash  equivalents,   marketable
  securities and proceeds from its credit facility will be adequate to meet foreseeable needs for the next 12 months.

  Year 2000

  The Company has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from the calculations using the Year 2000 ("Y2K") and beyond.

  The Company has created a company-wide Y2K team to identify and resolve Y2K issues associated with the Company's internal information systems, internal non-information systems, the products sold by the Company, and its major suppliers of products and services. The Company established a Y2K program coordinator to ensure these programs are implemented across the Company. The coordinator provides a single point of reference, both internal, and external, for the Company. The products that the Company sells are Y2K compliant, or will be compliant by mid year 1999. The Company's internal reporting system is being replaced with a Y2K compliant Enterprise Reporting Planning (ERP) system which is scheduled to go live in mid-year 1999. In addition, the Company is communicating with all its suppliers, customers, vendors and financial service organizations regarding their Year 2000 compliance. The Company anticipates that its full Year 2000 review, new information system implementation, and other necessary remediation actions will be substantially complete by mid 1999. Direct expenditures are expected to be between $850,000 and $900,000. The Company will fund these expenditures through its normal operating budget, and as required by generally accepted accounting principles, these costs are being expensed as incurred, excluding the capitalization of application software. The capitalization for software will be approximately $300,000. The Company does not believe that the costs associated with such actions will have a material adverse effect on the Company's results of operations or financial condition. However the costs of such actions may vary from quarter to quarter, and there is no assurance that there will not be a delay in the Company's implementation or increased costs associated with the implementation of such changes. Failure to achieve Y2K readiness for the Company could delay its ability to manufacture and ship products and deliver services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition.

  Non-IT systems include, but are not limited to, telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of the Company's Y2K coordinator, it is anticipated at all Non-IT systems will be compliant if they are not already compliant by mid 1999.

  The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews may be performed. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. The Company has also contracted with multiple transportation companies to provide product delivery alternatives.

  While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans. Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.

  Use of Forward-Looking Statements: Certain statements contained in MD&A are forward-looking, including statements concerning expected expenses, Year 2000 readiness, and the adequacy of the Company's sources of cash to finance its current and future operations. Factors which could cause actual results to materially differ from management's expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; inventory risks due to shifts in market domain; Year 2000 readiness of the Company's suppliers, and the risks described from time to time in the Company's SEC filings.

  ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through it regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is no party to any leveraged financial instruments.

  The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in the "Long-Term Debt" Notes to the Consolidated Financial Statements, which are incorporated herein by reference.


  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Item 14 (a) below.

  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable

                              PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors

  See information regarding the directors and nominees for director under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999, which is incorporated herein by reference.

  Executive Officers

  As of March 1, 1999, the executive officers of the Company, their respective ages, positions held and tenure as officers are listed below:

                                          Executive
                                         Officers of
                                         the Company

        Name            Age    Position(s) Held with the Company    Since
        ----            ---    ---------------------------------    -----
  R. Stephen Polley      48    Chairman                             1993

  Gregory B. Kalush      42    Chief Executive Officer,             1998
                               and President

  Philippe Oros          36    General Manager, Quescom             1998


  R. Stephen Polley joined the Company as President and Chief Operating Officer and was elected a director by the Board of Directors in November 1993. In June 1994, Mr. Polley was named Chief Executive Officer of the Company and appointed Chairman of the Board of Directors. In March 1999, Mr. Polley resigned all officer positions, but remains Chairman of the Board. In June 1998, Mr. Polley was appointed a director of ObjectSpace. ObjectSpace is a provider of distributed computing solutions built on 100% Pure Java(tm). From August 1992 to February 1993, Mr. Polley acted as a consultant in strategic and management matters and as a director for Computer Automation, Inc. Computer Automation provided various products and services for use in facsimile management systems, minicomputers and microcomputers. From 1987 to April 1992, Mr. Polley served as President, Chief Executive Officer and a director of Intellicall, Inc., a diversified supplier of telecommunications products and services including private pay telephones and microprocessor-based automated operator systems.

  Gregory B. Kalush joined the Company in February 1998, as Chief Financial Officer, Vice President of Finance and Treasurer. In March 1999, Mr. Kalush was appointed Chief Executive Officer, President, and Director of the Company. Prior to joining Interphase, Mr. Kalush was with DSC Communications Corporation from 1995 to 1997. While at DSC he served as Vice President Transmission Data Services, Vice President of Operations, International Access Products and Group Vice President of Finance, Transport Systems Group. Prior to DSC, Mr. Kalush was with IBM Corporation from 1978 to 1994. During that time his positions included Chief Financial Officer and Operations Executive for the Skill Dynamics Unit, Director of Finance, Planning and Administration for the southwest area, and Division Director of Finance and Operations for the Data Systems division.

  Philippe Oros joined the Company in 1996 as part of the Company's acquisition of Synaptel. Mr. Oros founded Synaptel in 1986 and served as its General manager until 1996. In 1998, Mr. Oros was appointed General Manager of Quescom, a wholly owned subsidiary of Interphase Corporation.

  ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999, which is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

  The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999, which is incorporated herein by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999, which is incorporated herein by reference.

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

  (b)  Reports on Form 8-K.

  The Company filed the following reports on Form 8-K for the quarter ended December 31, 1998.

  Date of Filing:  October 15, 1998
  Item Reported:  5-Other Events
  Subject of Report:  Stock Redemption Agreement with Motorola, Inc.

                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERPHASE CORPORATION

  Date: March 30, 1999               By:  /s/ Gregory B. Kalush
                                     Gregory B. Kalush
                                     Chief Executive Officer and President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

               Name                             Title
               ----                             -----
      /s/ R. Stephen Polley        Chairman of the Board and Director
          R. Stephen Polley

      /s/ Gregory B. Kalush        Chief Executive Officer, President
          Gregory B. Kalush        Chief Financial Officer, Treasurer
                                   Vice President of Finance and Director
                                   (Principal executive and financial officer)

      /s/ Michael P. Glover        Corporate Controller
          Michael P. Glover        (Principal accounting officer)

      /s/ Gary  W. Fiedler         Director
          Gary W. Fiedler

      /s/ Dale Crane               Director
          Dale Crane

      /s/ James F. Halpin          Director
          James F. Halpin

      /s/ Paul N. Hug              Director
          Paul N. Hug

      /s/ William Voss             Director
          William Voss

      /s/ David H. Segrest         Director
          David H. Segrest

      /s/ S. Thomas Thawley        Director
          S. Thomas Thawley

                  INDEX TO FINANCIAL STATEMENTS AND
                    FINANCIAL STATEMENT SCHEDULES




  Report of Management's Financial Responsibility                 F-2


  Report of Independent Public Accountants -
       ARTHUR ANDERSEN LLP                                        F-3


  Consolidated Balance Sheets - December 31, 1998 and 1997        F-4


  Consolidated Statements of Operations - Years Ended
       December 31, 1998, 1997 and 1996                           F-5


  Consolidated Statements of Shareholders' Equity - Years Ended
       December 31, 1998, 1997 and 1996                           F-6


  Consolidated Statements of Cash Flows - Years Ended
       December 31, 1998, 1997 and 1996                        F-7 to F-8


  Notes to Consolidated Financial Statements                   F-9 to F-22

               MANAGEMENT'S REPORT ON FINANCIAL RESPONSIBILITY


  Management is responsible for the preparation and fairness of the consolidated financial statements of Interphase Corporation and all other information contained in this annual report. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect informed judgments and estimates, which management believes to be reasonable.

  The  Company  maintains  an  effective  system  of  internal   accounting
  controls, which are modified periodically as the Company's operations change. Additionally, the Company is receptive to suggestions made by Arthur Andersen LLP, its independent public accountants, regarding enhancements and changes to the Company's existing internal accounting controls. Overall, management believes that its system of internal accounting controls is adequate to provide reasonable assurance as to the integrity and reliability of its financial statements, and the safeguarding of assets.

  The Board of Directors, acting through its Audit Committee, monitors the accounting affairs of the Company and has approved the accompanying consolidated financial statements. The Audit Committee, consisting of four directors, reviews the results of the annual financial statement audit, and the actions taken by management in discharging its responsibilities for accounting and financial reporting. The Audit Committee meets periodically and privately with management and the independent public accountants to assure that each is carrying out its responsibilities.



  Gregory B. Kalush
  Chief Executive Officer and President

  February 10, 1999

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Shareholders and Board of Directors of Interphase Corporation:

  We  have  audited  the   accompanying  consolidated  balance  sheets   of
  Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                ARTHUR ANDERSEN  LLP


  Dallas, Texas
  February 10, 1999


   INTERPHASE CORPORATION
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except number of shares data)
                                                           December 31,
   ASSETS                                               1998        1997
   ------                                           ---------------------
   Cash and cash equivalents                        $   4,531   $   2,247
   Marketable securities                                3,430       3,272
   Trade accounts receivable, less allowances
        for uncollectible accounts of $164
        and $544 respectively                          13,716      13,030
   Inventories, net                                    13,488      14,895
   Prepaid expenses and other current assets              856         798
   Deferred income taxes, net                             516         686
                                                    ---------------------
        Total current assets                           36,537      34,928
                                                    ---------------------
   Machinery and equipment                             10,135      12,079
   Leasehold improvements                               2,909       2,890
   Furniture and fixtures                                 515         417
                                                    ---------------------
                                                       13,559      15,386
   Less-accumulated depreciation and
     amortization                                     (10,339)    (11,817)
                                                    ---------------------
        Total property and equipment, net               3,220       3,569
                                                    ---------------------
   Capitalized software, net                              773         225
   Deferred income taxes, net                           1,376         862
   Acquired developed technology, net                   3,365       4,400
   Goodwill, net                                        3,070       3,310
   Other assets                                         1,947       2,153
                                                    ---------------------
        Total assets                                $  50,288   $  49,447
                                                    =====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
        Liabilities
   Accounts payable                                 $   2,883   $   2,636
   Accrued liabilities                                  1,639       2,484
   Accrued compensation                                 2,041       1,910
   Income taxes payable                                 1,408         197
   Current portion of debt                              2,252       2,457
                                                    ---------------------
        Total current liabilities                      10,223       9,684
   Other liabilities                                      873         600
   Long-term debt, net of current portion               7,367       9,620
                                                    ---------------------
        Total liabilities                              18,463      19,904
   Commitments and contingencies
   Common Stock Redeemable; 610,000 shares              3,813           -
        Shareholders' Equity
   Common stock, no par value; 100,000,000
      shares authorized; 4,861,858 and                 31,221      35,326
      5,516,578 shares outstanding, respectively
   Retained earnings (deficit)                         (3,217)     (5,930)
   Cumulative other comprehensive income                    8         147
        Total shareholders' equity                     28,012      29,543
                                                    ---------------------
        Total liabilities and shareholders' equity  $  50,288   $  49,447
                                                    =====================

   The accompanying notes are an integral part of these consolidated financial statements.

                                     F-4

   INTERPHASE CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands, except per share amounts)



                                           Year ended December 31,
                                     ---------------------------------
                                        1998         1997       1996
                                     ---------------------------------
   Revenues                          $  68,846   $  66,004   $  56,752
   Cost of sales                        35,219      33,988      28,788
                                     ---------------------------------
   Gross profit                         33,627      32,016      27,964

   Research and development             11,156      13,327       9,902
   Sales and marketing                  10,539      11,686      10,297
   General and administrative            5,914       6,248       4,905
   Acquired in-process R&D                   -           -      11,646
                                     ---------------------------------
      Total operating expenses          27,609      31,261      36,750
                                     ---------------------------------
   Operating income (loss)               6,018         755      (8,786)

   Interest income                         338         438         421
   Interest expense                     (1,025)     (1,126)       (535)
   Other, net                             (896)       (837)       (591)
                                     ---------------------------------
   Income (loss) before income taxes     4,435        (770)     (9,491)

   Provision for income taxes            1,722         201         564
                                     ---------------------------------
   Net income (loss)                 $   2,713   $    (971)  $ (10,055)
                                     =================================

   Net income (loss) per share
     Basic                           $    0.49   $   (0.18)  $   (1.99)
                                     =================================
     Diluted                         $    0.48   $   (0.18)  $   (1.99)
                                     =================================

   Weighted average common shares        5,508       5,496       5,062
                                     =================================
   Weighted average common and common
           equivalent shares             5,628       5,496       5,062
                                     =================================

   The accompanying notes are an integral part of these consolidated financial statements.


  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  (in thousands)
                                                                     Cumulative
                                                          Retained     Other
                                         Common Stock      Earnings Comprehensive         Comprehensive
                                        Shares   Amount   (Deficit)    Income      Total  Income (loss)
                                         ------------------------------------------------  ---------
  Balance at December 31, 1995           4,667 $ 24,194   $  5,096    $  (29)    $ 29,261
                                         ================================================
  Option exercises, including related
    tax benefit                            230    1,801         -         -        1,801          -
  Common stock issued in Synaptel
    acquisition                            595    9,200         -         -        9,200          -
  Comprehensive income:
    Foreign currency translation             -        -         -       164          164        164
    Unrealized holding period gain           -        -         -        15           15         15
  Net loss                                   -        -   (10,055)        -      (10,055)   (10,055)
                                                                                           --------
  Total comprehensive income (loss)          -        -         -         -            -   $ (9,876)
                                         ------------------------------------------------  ========
                                         ------------------------------------------------
  Balance at December 31, 1996           5,492 $ 35,195  $ (4,959)   $  150     $ 30,386
                                         ================================================
  Option exercises, including related
    tax benefit                             24      131         -         -          131          -
  Comprehensive income:
    Foreign currency translation             -        -         -        14           14         14
    Unrealized holding period gain           -        -         -       (17)         (17)       (17)
  Net loss                                   -        -      (971)        -         (971)      (971)
                                                                                           --------
  Total comprehensive income (loss)          -        -         -         -            -   $   (974)
                                         ------------------------------------------------  ========
                                         ------------------------------------------------
  Balance at December 31, 1997           5,516 $ 35,326  $ (5,930)   $  147     $ 29,543
                                         ================================================
  Option exercises, including related
    tax benefit                              6       20         -         -           20          -
  Redeemable common stock                 (660)  (4,125)        -         -       (4,125)         -
  Comprehensive income:
    Foreign currency translation             -        -         -      (205)        (205)      (205)
    Unrealized holding period gain           -        -         -        66           66         66
  Net income                                 -        -     2,713         -        2,713      2,713
                                                                                           --------
  Total comprehensive income                 -        -         -         -            -   $  2,574
                                         ------------------------------------------------  ========
                                         ------------------------------------------------
  Balance at December 31, 1998           4,862 $ 31,221  $ (3,217)   $    8     $ 28,012
                                         ================================================

                                     F-6

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                               Years ended December 31,
                                                            1998       1997        1996
                                                         --------------------------------
Cash flows from operating activities:
  Net income (loss)                                      $  2,713   $   (971)   $(10,055)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating activities:
  Write-off of acquired in-process research
     and development                                            -          -      11,646
   Depreciation and amortization                            4,013      4,739       4,234
   Deferred income taxes                                     (344)      (270)       (358)
   Changes in assets and liabilities, net
    of Synaptel acquisition
       Trade accounts receivable                             (686)     2,152      (8,584)
       Inventories                                          1,407     (2,296)     (1,345)
       Prepaid expenses and other current assets              (58)       423        (151)
       Accounts payable and accrued liabilities              (643)    (2,081)       (409)
       Accrued compensation                                   131     (1,052)       (258)
       Income taxes payable                                 1,211        104           -
                                                         --------------------------------
   Net adjustments                                          5,031      1,719       4,775
                                                         --------------------------------
       Net cash provided (used) by operating activities     7,744        748      (5,280)
                                                         --------------------------------
Cash flows from investing activities:
   Additions to property, equipment, capitalized software
     and leasehold improvements                            (2,892)    (1,150)     (2,539)
   Decrease (increase) in other assets                        206        373        (200)
   Decrease (increase) in marketable securities              (158)       307       5,788
   Cash acquired in Synaptel acquisition                        -          -          11
   Change in unrealized holding period loss on
     marketable securities                                     66        (17)         15
   Acquisition of developed technologies                        -          -      (2,500)
                                                         --------------------------------
       Net cash provided  (used) by investing activities   (2,778)      (487)        575
                                                         --------------------------------
Cash flows from financing activities:
   Increase (decrease) in other long term liabilities         273       (592)      1,093
   Payments on debt                                        (2,458)    (2,338)     (1,134)
   Proceeds from debt                                           -      2,500       2,075
   Increase in foreign currency translation adjustment       (205)        14         164
   Increase (repurchase of) in common stock                  (292)       131       1,801
                                                         --------------------------------
       Net cash provided (used) by financing activities    (2,682)      (285)      3,999
                                                         --------------------------------
Net increase (decrease) in cash and cash equivalents        2,284        (24)       (706)
Cash and cash equivalents at beginning of year              2,247      2,271       2,977
                                                         --------------------------------
Cash and cash equivalents at end of year                 $  4,531   $  2,247    $  2,271
                                                         ================================

Supplemental Disclosure of Cash Flow Information:
Interest paid                                            $    953   $    996    $    438
Taxes refunded                                                  -         27          40
Taxes paid                                                    891        389         476

The accompanying notes are an integral part of these consolidated financial statements.




   INTERPHASE CORPORATION
   SUPPLEMENTAL SCHEDULE OF CASH FLOWS
   (in thousands)


   Supplemental schedule of noncash investing and financing activities

   In June 1996, the Company purchased all of the capital stock of Synaptel.

        Fair value of assets acquired              $  (27,403)
        Liabilities assumed                             8,414
        Acquisition debt                                8,000
        Common stock issued                             9,200
        Aquisition costs                                1,800
                                                   ----------
          Cash acquired in Synaptel acquisition    $       11
                                                   ==========


   The accompanying notes are an integral part of these consolidated financial statements.



                                  F-8

  INTERPHASE CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the financial statements of Interphase Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  In 1996, the Company acquired Synaptel, S.A ("Synaptel"), a French company which designs and distributes a broad line of remote access and ISDN products, which include significant software content and interoperability with a broad range of networking protocols.

  Cash and  Cash Equivalents:   The  Company considers  cash and  temporary
  investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

  Marketable Securities: As of December 31, 1998 and 1997, the fair market value of marketable securities was $3,430,000 and $3,272,000, respectively. In accordance with the requirements of the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities are classified as "available-for-sale securities" are reported at fair value. Unrealized gains and losses are excluded from net income and reported as a separate component of shareholders' equity, net of related deferred taxes and as a component of comprehensive income. The Company's results of operations will continue to include earnings from such securities as calculated on a yield-to-maturity basis. During 1998 the Company realized a loss of $34,000 from the sale of securities. During 1997 the Company realized a net gain of $34,000 from the sale of securities. The Company had recorded a valuation gain of $35,000 as of December 31, 1998 and a valuation loss of $31,000 (net of taxes) as of December 31, 1997, with respect to certain available-for-sale securities.

  Allowance for doubtful accounts: As of December 31, 1998, 1997 and 1996, the allowance for doubtful accounts was $164,000, $544,000 and $503,000. The activity in this account was as follows (in thousands):


                      Balance at      Write-offs                      Balance
                      Beginning  Charged to   Net of     Synaptel     at End
  Year Ended:         of Period   Expense   Recoveries  Acquisition  of Period
  ----------------------------------------------------------------------------
  December 31, 1998     $ 544      $ 392     $ (772)       $ -        $ 164
  December 31, 1997       503        337       (296)         -          544
  December 31, 1996       238         50        (50)        265         503


  Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

                                    Dec. 31,1998      Dec. 31, 1997
                                       -------          -------
  Raw Materials                       $  8,119         $  7,922
  Work-in-process                        4,828            5,943
  Finished Goods                           541            1,030
                                       -------          -------
  Total                               $ 13,488         $ 14,895
                                       =======          =======

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

  Year ended December 31:     Depreciation Expense         Accumulated
                                                           Depreciation
  -----------------------     --------------------         ------------
  1998                              $ 2,436                 $ 10,339
  1997                                2,781                   11,817
  1996                                2,782                   10,394

  The depreciable lives of property and equipment are as follows:

  Machinery and equipment        3-5   years
  Leasehold improvements         3-10  years
  Furniture and fixtures         5-7   years

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

  Year ended                Amortization          Accumulated
  December 31:                 Expense            Amortization
  ------------                 -------            ------------
  1998                         $ 302                $ 1,656
  1997                           223                  1,950
  1996                           362                  2,128


  Research and Development Subsidy: Included in other assets at December 31, 1998 and 1997, is a receivable for a subsidy of $1,437,000 and $1,651,000, respectively, due from the French government related to the research and development activities of Synaptel.

  Intangibles: As a result of the acquisition of Synaptel, S.A. ("Synaptel") and certain product rights acquired from Cisco Systems, Inc. ("Cisco"), the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill (See Note 2). Developed technology and assembled workforce are amortized on a straight-line basis over a 7-year period. Goodwill related to the Synaptel acquisition is amortized on a straight-line basis over a 10-year period. Acquired product rights from Cisco are amortized ratably over the anticipated revenue stream of such products sold. The December 31, 1998 intangible balances at cost and related amortization expense and accumulated amortization were as follows (in thousands):

                                 Amortization Expense     Accum.    Ending
                     Intangibles  1998    1997   1996  Amortization Balance
                     ------------------------------------------------------
Developed technology   $ 4,230   $ 600   $ 600   $150    $1,350     $2,880
Assembled workforce        390      60      60     15       135        255
Goodwill-Synaptel        3,596     240     263     23       526      3,070
Acquired Product
  Rights-Cisco           2,500     435     812    768     2,015        485


  Long Lived Assets: In accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," intangibles and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction in value were to occur.

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

  Foreign Currency Translation: Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are reflected in shareholders' equity and comprehensive income.

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

  Net Income (Loss) Per Common and Common Equivalent Share:

  The following table shows the calculation of the Company's weighted average common and common equivalent shares outstanding (in thousands):


                                           Years ended December  31,
                                           -------------------------
                                           1998       1997       1996
                                          ---------------------------
  Weighted average
  shares outstanding                      5,508      5,496      5,062
                                          -----      -----      -----
  Dilutive impact of stock options          120          -         -
                                          -----      -----      -----
  Total outstanding weighted
  average common and common
  equivalent shares                       5,628      5,496      5,062
                                          =====      =====      =====

  Anti-dilutive options of 944,000, 1,027,000 and 160,000 were excluded from the dilutive calculation in 1998, 1997 and 1996, respectively.

  Recently Adopted Accounting Policies: Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report all changes in equity during the period, except those resulting from investments by and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which includes net income, unrealized holding gains or losses and foreign currency translation adjustments in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

  During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report segment information in accordance with the "management approach." The management approach designates that segments be determined based on the internal reporting that is used by management for making operating decisions. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

  Certain  Reclassifications:    Certain  prior  year  amounts  have   been
  reclassified to conform with the 1998 presentation.

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

  In addition to the purchase consideration discussed above, the purchase agreement included provisions for additional consideration of $3,500,000 cash and 450,000 options to purchase the Company's common stock at an exercise price of $18.50 per share if Synaptel attains certain revenue and operating income targets through 1998. No earn-out payments were made pursuant to the terms of the purchase agreement.

  The unaudited pro forma financial information is presented for the year ended December 31, 1996. This unaudited pro forma financial information gives effect to the purchase of Synaptel as if such transaction had occurred as of January 1, 1996, and excludes the $11,646,000 write-off of acquired in-process research and development (in thousands):

                                             Year ended
                                          December 31, 1996
                                          -----------------
  Net sales                                    $ 59,845
  Net income (loss)                              (1,388)
  Basic earnings per share                       (0.26)
  Diluted earnings per share                     (0.26)

  The unaudited pro forma financial information does not purport to represent what the results of operations of the Company would actually have been if the aforementioned transactions had occurred on January 1, 1996, nor do they project the results of operations or financial position for any future periods or at any future date.

  ACQUIRED PRODUCT RIGHTS

  In June 1996, the Company acquired the rights to manufacture, market, and sell certain FDDI products from Cisco for a purchase price of $2,500,000. The acquired product rights are included in acquired developed technology in the accompanying December 31, 1998 and 1997, consolidated balance sheets.

  3.   CREDIT FACILITY

  Prior to and in  conjunction with the  Synaptel acquisition discussed  in
  Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The revolving credit facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan and equipment loan are payable in equal quarterly installments totaling $548,000 plus accrued interest commencing on November 30, 1996, with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowing under the revolving credit component of the credit facility. The revolving portion of the loan is due June 30, 2000. The credit facility is collateralized by marketable securities, of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At December 31, 1998, the Company was in compliance with all covenants. At December 31, 1998, total availability under this credit facility was $1,500,000.

  At December 31, 1998 and 1997, the Company's outstanding debt consisted of the following (in thousands):

                                                       December 31,
                                                     1998         1997
                                                     -----------------
  Acquisition Term Loan                         $    4,675   $    6,375
  Equipment Financing Loan                           1,373        1,866
  Borrowings under revolving credit facility         3,500        3,500
  Other                                                 71          336
                                                  --------     --------
  Total                                              9,619       12,077
  Less current portion                               2,252        2,457
                                                  --------     --------
  Total long term debt                           $   7,367    $   9,620
                                                  ========     ========


  The total scheduled debt principal payments are $2,252,000 in 1999, $5,692,000 in 2000, $1,664,000 in 2001 and zero thereafter.

  4.  INCOME TAXES

  The provision (benefit) for income taxes for each period presented was as follows (in thousands):

                                         Year ended December 31,
                                   1998             1997           1996
                                  --------------------------------------
  Current provision               $2,066            $ 471          $ 922
  Deferred (benefit)                (344)            (270)          (358)
                                   -----             ----           ----
  Total                           $1,722            $ 201          $ 564
                                   =====             ====           ====

  Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 1998 and 1997, are presented as follows (in thousands):


                                                    Year ended December  31,
                                                    ------------------------
                                                         1998       1997
                                                       ------     ------
  Current deferred tax assets:
  Inventory                                           $   169    $   155
  Accounts receivable                                      81         88
  Vacation accrual                                         58        148
  Other accruals                                          208        295
                                                       ------     ------
  Total                                               $   516    $   686
                                                       ======     ======
  Noncurrent deferred tax assets (liabilities), net:
  Assets:
  Depreciation                                        $ 1,361    $   850
  Amortization                                            544        459
                                                       ------     ------
                                                        1,905      1,309
  Liabilities:
  Other                                                  (529)      (447)
                                                       ------     ------
  Total                                                $1,376     $  862
                                                       ======     ======

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

                                             Year ended December 31,
                                            -------------------------
                                            1998       1997      1996
                                          -------     -----     ------
  Income taxes at statutory rate         $  1,508    $ (262)   $(3,227)
    State income taxes                         11         1         46
  Write off of in-process
    research and development
    not tax benefited                         -         -        3,960
  Non-deductible goodwill
    amortization                              306       314         64
  Other                                      (103)      148       (279)
                                          -------     -----     ------
  Provision (benefit) for income taxes   $  1,722    $  201    $   564
                                          =======     =====     ======

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

                                 Number of       Range of    Weighted Average
                                  Options      Option Price    Option Price
                                  -----------------------------------------
  Balance, December 31, 1995       1,054        4.00-16.13        8.08
                                   -----       -----------       -----
  Granted                            370       10.00-18.50       13.95
  Exercised                         (194)       4.00-11.44        6.08
  Canceled                          (118)       4.00-12.07        8.36
                                   -----       -----------       -----
  Balance, December 31, 1996       1,112        4.00-18.50       10.34
                                   =====       -----------       -----

  Granted                            381        6.00-10.37        7.95
  Exercised                          (24)       6.00-11.00        7.26
  Canceled                           (59)       4.00-15.00       10.17
                                   -----       -----------       -----
  Balance, December 31, 1997       1,410        4.00-18.50       10.80
                                   =====       -----------       -----

  Granted                            246        5.50- 8.81        6.83
  Exercised                          (17)       4.00- 6.75        4.17
  Canceled                          (499)       4.00-15.19        7.90
                                   -----       -----------       -----
  Balance, December 31, 1998       1,140        4.00-18.50        8.62
                                   =====       -----------       -----

  Exercisable at December 31, 1998   540        4.00-11.50        8.49
                                   =====       ===========       =====

  Director Stock Options: In May 1994, the Company formalized its program ("directors' plan") of granting stock options to its directors. 500,000 common shares were made available for grant under this plan. Stock Option grants pursuant to the directors' plan will vest within one year and have a term of five years. The exercise prices related to these options were equal to the market value of the Company's stock on the date of grant. The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):


                                 Number of       Range of    Weighted Average
                                  Options      Option Price    Option Price
                                  -----------------------------------------
  Balance, October 31, 1995         184         4.38-16.88         6.98

  Granted                            30        14.88-14.88        14.88
  Exercised                         (38)        4.75-10.25         6.20
                                   -----       -----------        -----
  Balance, December 31, 1996        176         4.38-16.88         8.52
                                   =====       -----------        -----

  Granted                            55         6.75-11.12         7.78
                                   -----       -----------        -----
  Balance, December 31, 1997        231         4.38-16.88         8.35
                                   =====       -----------        -----

  Granted                            40         8.09- 8.09         8.09
                                   -----       -----------        -----
  Balance, December 31, 1998        271         4.38-16.88         8.31
                                   =====       -----------        -----

  Exercisable at December 31, 1998  231         4.38-16.88         8.35
                                   ====        ===========        =====

  Accounting for Stock-Based Compensation: In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has two stock option plans, the Amended and Restated Stock Option plan, which also includes the Sub-Plan, and the Directors Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net profit for 1998, net loss in 1997 and net loss in 1996 would have been $1,635,000, $(2,121,000) and $(10,653,000), respectively, resulting in diluted earnings per share of $0.29 $(.39) and $(2.10), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 1998, 1997 and 1996: risk-free interest rate of 6% in 1998, 6% in 1997,and 7% in 1996, expected dividend yield of zero in each year, expected term of 4.41 years in 1998, 4.48 years in 1997 and 6.4 years in 1996, and expected volatility of 117.31% in 1998, 93.6% in 1997 and 112.96% in 1996. The weighted average fair valuation per share was $5.422 in 1998, $5.56 in 1997 and $9.19 in 1996.

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

  6.  ACCRUED LIABILITIES

  Accrued liabilities consisted of the following (in thousands):

                                                      December 31,
                                                   1998           1997
                                                ----------------------
  Accrued royalties                             $   -          $    70
  Accrued outside commissions                       371            320
  Accrued property tax                               67            182
  Accrued other                                   1,201          1,912
                                                 ------         ------
                                                $ 1,639        $ 2,484
                                                 ======         ======
  7.  RELATED PARTY TRANSACTIONS

  The Company paid approximately $425,000, $347,000 and $668,000 for the years ended December 31, 1998, 1997 and 1996, respectively, to certain outside directors of the Company or their firms as remuneration for their professional services. The Company believes the terms were equivalent to those of unrelated parties.

  8.  TRANSACTIONS WITH MOTOROLA, INC.

  Shipments and year-end accounts receivable balances to Motorola comprised the following percentage of the Company's revenues for the periods indicated:

                                  % of Total        % of Total
  Year ended December 31:          Revenues     Accounts Receivable
  -----------------------          --------     -------------------
   1998                               3 %              4 %
   1997                               3 %              1 %
   1996                               6 %              4 %

  Stock Repurchase: Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each re-purchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of December 31, 1998, 50,000 shares have been re-purchased for $312,500 and retired.

  9.  EMPLOYEE BENEFIT PLAN

  The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches employee's contributions up to 3% of the employees' annual salary. The total expense under this plan was $240,000, $171,000 and $262,000 for the years ended December 31, 1998, 1997 and 1996 respectively. The Company offers no post-retirement or post-employment benefits.

  10.  OTHER FINANCIAL INFORMATION

  Major Customers: The Company had one customer in 1998, one customer in 1997 and no customers in 1996, accounting for more than 10% of the Company's consolidated revenues. Net revenues resulting from this
  customer  was  as   follows  ($   in thousands):

  Year           Total Revenues      % of Consolidated Revenues
  -------------------------------------------------------------
  1998              $ 28,349                     41%
  1997                26,402                     40%

  Commitments: The Company leases its office, research and development and manufacturing facility and certain manufacturing equipment under noncancelable operating leases to 2010. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 1998, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

  Year ending December 31:
  ------------------------
          1999                         $1,089
          2000                          1,089
          2001                            953
          2002                            846
          2003                            230
          Thereafter                      335

  Total rent expense for operating leases was approximately as follows (in thousands):

          Year                      Total Rent Expense
          --------------------------------------------
          1998                            $1,089
          1997                             1,024
          1996                               817

  Capital Lease: The Company leases certain office equipment under a noncancelable capital lease expiring in 2001. The value of the equipment leased is $286,000. Accumulated depreciation as of December 31, 1998, was $24,000. As of December 31, 1998, capital lease commitments having noncancelable terms of more than one year are $106,982, $106,982 and $80,237 in 1999, 2000 and 2001, respectively.

  Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

  11.  SEGMENT DATA

  The Company manages its business segments on an industry basis. The Company's reportable segments are composed of high performance networking/storage adapters and voice over Internet protocol (VOIP) products and services. The accounting policies of the various segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on revenue and operating profit. Segment Assets exclude corporate assets. Corporate assets include Cash and Cash equivalents, Short-term investments and intangibles. Segment operating income/loss exclude general and administrative expenses and Special charges.

  Summary information by segment as of and for the years ended December 31, 1998, 1997 and 1996, are as follows:


  Networking                           1998         1997        1996
  -------------------------------------------------------------------
  Revenues                          $ 68,689     $ 66,004    $ 56,752
  Operating income                    13,189        7,003       7,765
  Fixed assets                         3,241        3,794       5,487


  VOIP                                 1998         1997        1996
  -------------------------------------------------------------------
  Revenues                          $     157         -           -
  Operating income (loss)              (1,257)        -           -
  Fixed assets                            752         -           -

  Reconciliation of Segment Operating Income to Consolidated Operating
  Income:

                                       1998         1997         1996
  --------------------------------------------------------------------

  Networking                        $ 13,189     $ 7,003     $ 7,765
  VOIP                                (1,257)        -           -
  General and Administrative          (5,914)     (6,248)     (4,905)
  Special Charges                        -           -       (11,646)
  Consolidated Operating Income    $   6,018     $   755    $ (8,786)


  Revenue and long lived assets related to North America and other foreign countries as of and for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

  Revenues            1998            1997             1996
  ----------------------------------------------------------
  North America    $ 53,634        $ 53,059         $ 42,102
  Europe             13,785          10,867           12,383
  Pacific Rim         1,427           2,078            2,267
  Total            $ 68,846        $ 66,004         $ 56,752


  Long Lived Assets   1998            1997             1996
  ----------------------------------------------------------
  North America     $ 3,701         $ 3,474          $ 5,099
  Europe                292             320              388
  Pacific Rim           -               -                -
  Total             $ 3,993         $ 3,794          $ 5,487


  Additional information regarding revenue by product-line is as follows:

  Product Revenue      1998           1997             1996
  ----------------------------------------------------------
  WAN               $  7,174       $  5,342         $  7,100
  LAN                 44,283         52,740           41,842
  Storage             17,232          7,922            7,810
  VOIP                   157            -                -
  Total             $ 68,846       $ 66,004         $ 56,752


  12.  QUARTERLY FINANCIAL DATA (Unaudited)

                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1998                           (in thousands, except per share amounts)
  ----
  Revenues                    $17,589    $16,087      $17,046      $18,124
  Gross profit                  8,143      8,080        8,366        9,038
  Income before taxes           1,180        877        1,264        1,114
  Net income                      708        510          723          772
  Net income per share
  Basic EPS                   $   .13    $   .09      $   .13      $   .14
  Diluted EPS                 $   .13    $   .09      $   .13      $   .14

                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1997                           (in thousands, except per share amounts)
  ----
  Revenues                    $16,858    $18,379      $13,611      $17,156
  Gross profit                  8,086      9,162        6,209        8,559
  Income (loss) before taxes      138        814       (2,558)         836
  Net income (loss)                97        437       (2,191)         686
  Net income (loss) per share
  Basic EPS                   $   .02    $   .08      $  (.40)     $   .12
  Diluted EPS                 $   .02    $   .08      $  (.40)     $   .12

                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1996                           (in thousands, except per share amounts)
  ----
  Revenues                    $11,877    $11,318      $16,370      $17,187
  Gross profit                  6,191      5,588        7,871        8,314
  Income (loss) before taxes    1,007    (11,526)         192          836
  Net income (loss)               644    (11,565)         167          699
  Net income (loss) per share
  Basic EPS                   $   .14    $ (2.45)     $   .03      $   .13
  Diluted EPS                 $   .13    $ (2.45)     $   .03      $   .12

  Operating results in the  second quarter of  1996 included a  $11,646,000 expense for the write-off of acquired in-process R&D associated with  the
  Synaptel acquisition.

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

    3 (b) Amended and Restated Bylaws of the registrant adopted on December 5, 1995. (6)

   10 (b)   Registrant's Amended and Restated Stock Option Plan and
            Amendment No. 1 and  2 thereto. (9)

   10 (c)   Registrant's Incentive Stock Option Sub-Plan. (3)

   10 (d)   Stock Purchase Warrant issued to Motorola, Inc. (4)

   10 (e)   Lease on Dallas facility. (5)

   10 (g)   Directors Stock Option Plan and Amendment No. 1 thereto. (6)

   10 (i)   Loan Agreement between Interphase Corporation and BankOne
            Texas, N.A. (8)

   10 (j)   Purchase Agreement between Interphase Corporation and Cisco
            Systems Inc. (9)

   10 (k)   Motorola Stock Repurchase Agreement (2)

   23 (a)   Consent of Independent Public Accountants. (10)

   27       Financial Data Schedule. (10)
  _____________________

  (1)  Filed as an exhibit to Registration Statement No. 2-86523 on
       Form S-1 and incorporated herein by reference.
  (2) Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.
  (3)  Filed as an exhibit to Report on Form 10-K for the year ended
       October 31, 1988 and incorporated herein by reference.
  (4)  Filed as an exhibit to Report on Form 10-Q for the quarter ended
       April 30, 1989 and incorporated herein by reference.
  (5)  Filed as an exhibit to Report on Form 10-K for the year ended
       October 31, 1994 and incorporated herein by reference.
  (6)  Filed as an exhibit to Report on Form 10-K for the year ended
       October 31, 1995 and incorporated herein by reference.
  (7) Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.
  (8) Filed as an exhibit to Report on Form 8-KA on October 4, 1996 and incorporated herein by reference.
  (9)  Filed as an exhibit to Report on Form 10-K for the year ended
       December 31, 1996  and incorporated herein by reference.
  (10) Filed herein.

                                     E-1


