Form 10-Q
period 1999-03-31
INTERPHASE CORP
filed 1999-05-14
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549


                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 1999 Commission File Number 0-13071


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

__________________________________________________________________________
  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject
  to such filing requirements for the past 90 days.   Yes    X       No
__________________________________________________________________________
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at April 29, 1999

  Common Stock, No par value                         5,471,591

                           INTERPHASE CORPORATION

                                    INDEX


  Part I -Financial Information

       Item 1.   Consolidated Interim Financial Statements


                 Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998                                3

                 Consolidated Statements of Operations for the
                  three months ended March 31, 1999 and 1998           4

                 Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1999 and 1998           5

                 Notes to Consolidated Interim Financial Statements    6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         8


  Part II- Other Information


       Item 6.   Reports on Form 8-K and Exhibits                     12

                 Signature

  INTERPHASE CORPORATION

  CONSOLIDATED BALANCE SHEETS
  (in thousands)

                                                  (unaudited)
                                                   March 31,        Dec 31,
  ASSETS                                              1999           1998
                                                  -------------------------
  Cash and cash equivalents                      $     1,416     $    4,531
  Marketable securities                                3,522          3,430
  Trade accounts receivable, less allowances
   for uncollectible accounts of $196 and
   $164, respectively                                 15,269         13,716
  Inventories, net                                    13,534         13,488
  Prepaid expenses and other current assets            1,202            856
  Deferred income taxes, net                             516            516
                                                  -------------------------
       Total current assets                           35,459         36,537
                                                  -------------------------
  Machinery and equipment                             10,414         10,135
  Leasehold improvements                               3,024          2,909
  Furniture and fixtures                                 533            515
                                                  -------------------------
                                                      13,971         13,559
  Less-accumulated depreciation and amortization     (10,433)       (10,339)
                                                  -------------------------
       Total property and equipment, net               3,538          3,220

  Capitalized software, net                              778            773
  Deferred income taxes, net                           1,376          1,376
  Acquired developed technology, net                   3,124          3,365
  Goodwill, net                                        3,010          3,070
  Other assets                                         2,025          1,947
                                                  -------------------------
       Total assets                              $    49,310     $   50,288
                                                  =========================


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                               $     4,068     $    2,883
  Accrued liabilities                                  1,044          1,639
  Accrued compensation                                 1,435          2,041
  Income taxes payable                                   865          1,408
  Current portion of debt                              2,233          2,252
                                                  -------------------------
       Total current liabilities                       9,645         10,223

  Other liabilities                                      776            873
  Long term debt                                       6,816          7,367
                                                  -------------------------
       Total liabilities                              17,237         18,463

  Commitments and contingencies
  Common stock redeemable                              3,559          3,813
  SHAREHOLDER'S EQUITY
  Common stock, no par value                          31,351         31,221
  Retained deficit                                    (2,797)        (3,217)
    Cumulative other comprehensive income                (40)             8
                                                  -------------------------
       Total shareholders' equity                     28,514         28,012
                                                  -------------------------
  Total liabilities and shareholders' equity     $    49,310     $   50,288
                                                  =========================

  The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION

  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands except per share amounts)
  (unaudited)



                                                 Three Months Ended
                                              -------------------------
                                               31-Mar-99     31-Mar-98
                                              -------------------------
      Revenues                               $     17,346  $     17,589
      Cost of sales                                 9,531         9,446
                                              -------------------------
      Gross profit                                  7,815         8,143

      Research and development                      2,961         2,866
      Sales and marketing                           2,665         2,386
      General and administrative                    1,200         1,329
                                              -------------------------
         Total operating expenses                   6,826         6,581
                                              -------------------------
      Operating income                                989         1,562
                                              -------------------------
      Interest income                                 132            83
      Interest expense                               (242)         (240)
      Other, net                                     (224)         (225)
                                              -------------------------
      Income before income taxes                      655         1,180
      Provision for income taxes                      231           472
                                              -------------------------
       Net income                            $        424  $        708
                                              =========================
      Net income per share
             Basic EPS                       $       0.08  $       0.13
                                              =========================
             Diluted EPS                     $       0.08  $       0.13
                                              =========================
      Weighted average common shares                5,438         5,516
                                              =========================
      Weighted average common and
      dilutive shares                               5,596         5,640
                                              =========================

  The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
                                                        Three Months ended
                                                    -----------------------
                                                    30-Mar-99     30-Mar-98
                                                    -----------------------
  Cash flow from operating activities:
    Net income                                     $    424        $    708
    Adjustment to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
    Depreciation and amortization                       930             989
    Change in assets and liabilities:
         Trade accounts receivable                   (1,553)          2,700
         Inventories                                    (46)            560
         Prepaid expenses and other current assets     (346)             50
         Accounts payable and accrued liabilities       590          (1,016)
         Accrued compensation                          (606)             (2)
         Income taxes payable                          (543)            470
                                                    -----------------------
     Net adjustments                                 (1,574)          3,751
                                                    -----------------------
         Net cash (used) provided by
          operating activities                       (1,150)          4,459
  Cash flows from investing activities:
     Additions to property, equipment
      and leasehold improvements                       (956)           (679)
     Decrease in other assets                           (78)              1
     (Increase) decrease in marketable securities       (92)           (403)
                                                    -----------------------
       Net cash used by investing activities         (1,126)         (1,081)
  Cash flows from financing activities:
     Payment on debt                                   (570)           (588)
     Other long term liabilities                        (97)           (160)
     Change in foreign currency translation             (48)            (44)
     Purchase of redeemable common stock               (254)              -
     Sale of common stock                               130               -
                                                    -----------------------
      Net cash (used) by financing activities          (839)           (792)
                                                   ------------------------
  Net increase in cash and cash equivalents          (3,115)          2,586
  Cash and cash equivalents at beginning of period    4,531           2,247
                                                    -----------------------
  Cash and cash equivalents at end of period       $  1,416       $   4,833
                                                    =======================
  Supplemental Disclosure of Cash Flow Information:
    Income taxes paid                                   774              10
    Income taxes refunded                                 -               -
    Interest paid                                       225             225

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

  While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998.


  2.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

  The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):


                                                   Three Months ended:
                                               Mar 31, 1999   Mar 31, 1998
                                               ------------   ------------
  Weighted average shares outstanding              5,438          5,516
  Dilutive impact of stock options                   158            124
                                                   -----          -----
  Total weighted average common and common
  equivalent shares outstanding                    5,596          5,640
                                                   =====          =====

  Anti-dilutive options of 705,601 and 1,164,300 were excluded from the dilutive calculations for the quarters ended March 31, 1999 and 1998, respectively.

  3.       CREDIT FACILITY

  The Compnay maintains a credit facility with BankOne Texas NA which consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan has been renewed and is due June 30, 2000. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At March 31, 1999, the Company had borrowings of $9,000,100 and remaining availability under the revolving credit facility was $1,500,000.


  4.       COMPREHENSIVE INCOME

  The  following  table  shows  the  Company's  comprehensive  income   (in
  thousands):

                                            Three months        Three months
                                               ended               ended
                                            Mar 31, 1999        Mar 31, 1998
                                            ------------        ------------
  Net income                                    $ 424               $ 708
  Other comprehensive income,
   Unrealized holding gains (losses) arising
   During period , net of tax                       0                   0
   Foreign currency translation adjustment        (48)                (44)
                                                 ----                ----
  Comprehensive iome                            $ 376               $ 664
                                                 ====                ====


  5.       STOCK REPURCHASE

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned it voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of March 31, 1999, 90,667 shares have been repurchased for $566,668 and retired.

  6.       SEGMENT DATA

  The Company manages its business segments on an industry basis. The Company's reportable segments are composed of high performance networking/storage adapters and voice over Internet Protocol (VOIP) products and services. The Company evaluates the performance of its segments based on revenue and operating profits. Segment operating income
  (loss)  excludes  general  and  administrative  expenses.    (Amounts  in
  thousands):

                  Quarter ended Mar. 31, 1999   Quarter ended Mar. 31, 1998
                  Networking    VOIP    Total   Networking   VOIP     Total
                  ---------------------------------------------------------
  Revenues           17,169      177   17,346     17,589       -     17,589

  Operating Income    3,016    (827)    3,016      2,891       -      2,891

  Fixed Assets        2,497    1,041    3,538      3,794       -      3,794


  Reconciliation of Segment Operating Income to Consolidated Operating Income:

                                            Quarter ended
                                       31-Mar-99       31-Mar-98
                                       -------------------------
  Networking                              3,016           2,891
  VOIP                                     (827)              -
  General and Administrative             (1,200)         (1,329)
                                          -----           -----
  Consolidated Operating Income             989            1562


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Revenues for  the three  months ended  March 31,  1999   ("first  quarter
  1999") were $17,346,000. Revenues for the same period in 1998 ("comparative period") were $17,589,000. The decrease in revenues from the comparative period was attributable to decreases in ATM, SCSI, Fast Ethernet, FDDI and Ethernet product revenues, partially offset by increases in WAN and Fibre Channel product revenues.

  LAN product revenues, consisting of FDDI, Ethernet, ATM and Fast Ethernet, represented 46% of total revenues for the first quarter 1999, as compared to 72% for the comparative period. FDDI product revenues declined 41%, Ethernet product revenues declined 98%, ATM product revenues declined 35% and Fast Ethernet product revenues declined 26% as compared to the comparative period. FDDI, Ethernet, ATM and Fast Ethernet product revenues represented 12%, 0%, 6% and 28% of total revenues, respectively for the first quarter 1999.

  Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 31% of total revenues for the first quarter 1999, as compared to 19% for the comparative period. SCSI product revenues declined 64% while Fibre Channel product revenues increased 231% over the comparative period.

  WAN product revenues comprised 20% of revenues for the first quarter 1999, as compared to 7% for the comparative period. WAN product revenues increased 168% as compared to the comparative period.

  Geographically, North America revenues comprised 75% of consolidated revenues in the first quarter 1999 compared to 70% in the comparative period. European revenues comprised 24% of consolidated revenues in the first quarter 1999 and 25% in the comparative period. Pacific Rim revenues comprised 1% of consolidated revenues in the first quarter 1999 and 5% in the comparative period.

  The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 51% of the Company's revenue for the first quarter of 1999, and 44% in the first quarter of 1998. Another customer accounted for 12% of the Company's revenue for the first quarter of 1999, and 5% in the first quarter of 1998.

  The gross margin percentage for the three month period ended March 31, 1999 and 1998 was 45% and 46%, respectively.

  Operating expenses for the three month period ended March 31, 1999 were $6,826,000 as compared to $6,581,000 for the comparable period. The increase in operating expenses is dues to expenses relating to the Company's new subsidiaries Zirca.com and Quescom.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and marketable securities aggregated $4,938,000 at March 31, 1999, and $7,961,000 at December 31, 1998. The
  Company's decreased cash position is primarily due to the purchase of in fixed assets, increased accounts receivable, payment on debt, tax payment and repurchase of common stock. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned it voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of March 31, 1999, 90,667 shares have been repurchased for $566,668 and retired.

  The  Company  expects  that   its  cash,  cash  equivalents,   marketable
  securities and proceeds from its credit facility will be adequate to meet foreseeable cash needs for the next 12 months.

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

  Non-IT systems include, but are not limited to, telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of the Company's Y2K coordinator, it is anticipated that all Non-IT systems will be compliant if they are not already compliant by mid 1999.

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


                                          INTERPHASE CORPORATION
                                          (Registrant)
  Date:  May 12, 1999

                                          /s/ Gregory B. Kalush

                                          Gregory B. Kalush
                                          Chief Executive Officer and
                                          President
                                          (Principal Financial and
                                          Accounting officer)