Form 10-Q
period 1999-06-30
INTERPHASE CORP
filed 1999-08-13
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1999  Commission File Number 0-13071

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

_______________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes    X       No
_______________________________________________________________________
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at August 2, 1999
  Common Stock, No par value                        5,678,185

                          INTERPHASE CORPORATION

                                  INDEX


  Part I -Financial Information

       Item 1.   Consolidated Interim Financial Statements

                 Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998                                  3

                 Consolidated Statements of Operations for the three
                  months and six months ended June 30, 1999 and 1998     4

                 Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1999 and 1998                    5

                 Notes to Consolidated Interim Financial Statements      6

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10

  Part II- Other Information

       Item 4.   Submission of Matters to a Vote of Security Holders    14

       Item 6.   Reports on Form 8-K and Exhibits                       14

                 Signature                                              15

  INTERPHASE CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (in thousands)
                                              (unaudited)
                                                June 30,     Dec 31,
  ASSETS                                          1999         1998
                                               ---------------------
  Cash and cash equivalents                    $   2,848   $   4,531
  Marketable securities                            3,449       3,430
  Trade accounts receivable, less allowances
   for uncollectible accounts of $208 and
   $164, respectively                             13,319      13,716
  Inventories, net                                13,628      13,488
  Prepaid expenses and other current assets        1,443         856
  Deferred income taxes, net                         516         516
                                               ---------------------
       Total current assets                       35,203      36,537
                                               ---------------------
  Machinery and equipment                         10,463      10,135
  Leasehold improvements                           3,049       2,909
  Furniture and fixtures                             549         515
                                               ---------------------
                                                  14,061      13,559
                                               ---------------------
  Less-accumulated depreciation and
   amortization                                  (10,852)    (10,339)
                                               ---------------------
       Total property and equipment, net           3,209       3,220

  Capitalized software, net                          819         773
  Deferred income taxes, net                       1,376       1,376
  Acquired developed technology, net               2,824       3,365
  Goodwill, net                                    2,950       3,070
  Other assets                                     2,133       1,947
                                               ---------------------
       Total assets                            $  48,514   $  50,288
                                               =====================

  LIABILITIES AND SHAREHOLDERS'EQUITY
  Accounts payable                             $   2,603   $   2,883
  Accrued liabilities                              1,591       1,639
  Accrued compensation                             1,595       2,041
  Income taxes payable                               337       1,408
  Current portion of debt                          2,218       2,252
                                               ---------------------
       Total current liabilities                   8,344      10,223

  Other liabilities                                  658         873
  Long term debt                                   6,265       7,367
                                               ---------------------
       Total liabilities                          15,267      18,463
  Commitments and contingencies
  Common stock redeemable                          3,304       3,813
  SHAREHOLDERS' EQUITY
  Common stock, no par value                      32,366      31,221
  Retained deficit                                (2,273)     (3,217)
  Cumulative other comprehensive income             (150)          8
                                               ---------------------
       Total shareholders' equity                 29,943      28,012
                                               ---------------------
  Total liabilities and shareholders' equity   $  48,514   $  50,288
                                               =====================

  The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands except
  per share amounts)
  (unaudited)


   Three Months Ended                                Six Months Ended
  30-Jun-99  30-Jun-98                              30-Jun-99  30-Jun-98
   ------------------                              --------------------
   $ 17,818  $ 16,087    Revenues                  $ 35,164   $  33,676
      9,521     8,007    Cost of sales               19,052      17,453
   ------------------                              --------------------
      8,297     8,080    Gross profit                16,112      16,223

      3,070     2,640    Research and development     6,031       5,506
      3,109     2,617    Sales and marketing          5,774       5,003
      1,405     1,500    General and administrative   2,605       2,829
   ------------------                              --------------------
      7,584     6,757     Total operating expenses   14,410      13,338
   ------------------                              --------------------
        713     1,323    Operating income             1,702       2,885
   ------------------                              --------------------

         63        60    Interest income                195         143
       (127)     (286)   Interest expense              (369)       (526)
         74      (220)   Other, net                    (150)       (445)
   ------------------                              --------------------
        723       877    Income before income taxes   1,378       2,057

        203       367    Provision for income taxes     434         839
   ------------------                              --------------------
   $    520  $    510     Net income               $    944   $   1,218
   ==================                              ====================

                         Net income per share
   $   0.10  $   0.09        Basic EPS             $   0.17   $    0.22
   ------------------                              --------------------
   $   0.09  $   0.09        Diluted EPS           $   0.17   $    0.21
   ------------------                              --------------------

                         Weighted average common
      5,422     5,517    shares                       5,418       5,517
   ------------------                              --------------------
                         Weighted average common
      5,801     5,682    and dilutive shares          5,698       5,674
   --------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (unaudited)                                     Six Months ended
                                               30-Jun-99      30-Jun-98
                                               ------------------------
  Cash flow from operating activities:
    Net income                                 $   944          $ 1,218
    Adjustment to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                1,978            1,909
    Change in assets and liabilities:
         Trade accounts receivable                 397                2
         Inventories                              (140)           1,430
         Prepaid expenses and other
          current assets                          (587)             105
         Accounts payable and accrued
          liabilities                             (328)          (1,707)
         Accrued compensation                     (446)             (15)
         Income taxes payable                   (1,071)             405
                                               ------------------------
     Net adjustments                              (197)           2,129
                                               ------------------------
    Net cash provided by operating activities      747            3,347
  Cash flows from investing activities:
    Additions to property, equipment,
     leasehold improvements and
     capitalized software                       (1,352)            (873)
    Decrease in other assets                      (186)              10
     (Increase) decrease in marketable
     securities                                    (19)              91
                                               ------------------------
    Net cash (used) by investing activities     (1,557)            (772)
  Cash flows from financing activities:
     Payments on debt                           (1,136)          (1,189)
     Other long term liabilities                  (215)             (66)
     Change in comprehensive income               (158)              35
     Purchase of redeemable common stock          (509)               -
     Proceeds from the exercise of
      stock options                              1,145                8
                                               ------------------------
   Net cash (used) by financing activities        (873)          (1,212)
                                               ------------------------
  Net increase (decrease) in cash and
   cash equivalents                             (1,683)           1,363
  Cash and cash equivalents at beginning
   of period                                     4,531            2,247
                                               ------------------------
  Cash and cash equivalents at end of period   $ 2,848          $ 3,610
                                               ========================
  Supplemental Disclosure of Cash
   Flow Information:
  Income taxes paid                              1,509              432
  Interest paid                                    364              494

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


  2.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

  The following table shows the  calculations of the Company's  weighted
  average  common  and  dilutive   equivalent  shares  outstanding   (in
  thousands):

                                Three months ended:   Six  months ended:
                                Jun 30,     Jun 30,    June 30,  June 30,
                                 1999        1998        1999      1998
                                -----       -----       -----     -----
  Weighted average
  shares outstanding            5,422       5,517       5,418     5,517

  Dilutive impact of
  stock options                   379         165         280       157
                                -----       -----       -----     -----
  Total weighted
  average common and
  common equivalent
  shares outstanding            5,801       5,682       5,698     5,674
                                ---------------------------------------
  Anti-Dilutive
  Weighted Shares
  Excluded from shares
  outstanding                     202         960         246       956

  3.   CREDIT FACILITY

  The Company maintains a credit facility with BankOne Texas NA which consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan has been renewed and is due June 30, 2001. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At June 30, 1999, the Company had borrowings of $8,452,000 and remaining availability under the revolving credit facility was $1,500,000.


  4.   COMPREHENSIVE INCOME

  The following table shows the Company's comprehensive income (in thousands):

                                Three months ended:   Six months ended:
                               June 30,    June 30,   June 30,  June 30,
                                 1999        1998       1999      1998
                                 ----        ----       ----     -----
  Net income                      520         510        944     1,218
  Other comprehensive income
   Unrealized holding gains
   (losses) arising during
   period, net of tax             (77)          0        (77)        0
  Foreign currency
   translation adjustment         (34)         79        (81)       35
                                 ----        ----       ----     -----
  Comprehensive income            409         589        786     1,253
                                 ====        ====       ====     =====

  5.   STOCK REPURCHASE

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of June 30, 1999, 131,334 shares have been repurchased for $820,837 and retired.


  6.   DISPOSISTION OF ASSETS

  Effective June 30, 1999  the Company sold an  80% interest in part  of its VOIP business, Quescom, for $1,172,000 to the former owner of Interphases's Paris Operation. The sales proceeds consisted of $300,000 due at closing with a $872,000 technology license fee. The license fee is payable based on capital availability of the purchaser or based on 5% of the purchaser's revenues, beginning July 1, 2000. The sales agreement also contains purchasing and manufacturing rights for the Purchaser of certain Interphase technology, as well as certain rights of first refusal for Interphase with respect to executive salaries, disposition of assets, and merger and acquisitions. Due to the uncertainty of payment on the remaining license fee, the Company will recognize the income as payment is received. As of June 30, 1999, $300,000 had been received and is included in other income in the Statement of Operations. The Company will account for its remaining 20% investment in the new company using the equity method of accounting. This investment is included in other assets.

  7.   SEGMENT DATA

  The Company manages its business segments on an industry basis. The Company's reportable segments are composed of high performance networking/storage adapters and voice over Internet Protocol (VOIP) products and services. The Company evaluates the performance of its segments based on revenue and operating profits. Segment operating income (loss) excludes general and administrative expenses. (Amounts in thousands $):

  Segment Data:  Three months ended June 30:

                      Three months ended           Three months ended
                         June 30, 1999               June 30, 1998
                  Networking   VOIP    Total   Networking   VOIP  Total
                  --------------------------   -------------------------
  Revenues          17,657      161   17,818     16,087       -   16,087

  Operating income   2,809     (691)   2,118      2,823       -    2,823

  Fixed assets       3,367      661    4,028      3,295       -    3,295


  Reconciliation of segment operating income to consolidated operating income:

                                          Three months ended
                                     June 30, 1999  June 30, 1998
                                     ----------------------------
  Networking                               2,809          2,823
  VOIP                                      (691)             -
  General and Administrative              (1,405)        (1,500)
  Consolidated Operating Income              713          1,323



  Segment Data:  Six-month period ended June 30:

                    Six-month period ended      Six-month period ended
                         June 30, 1999                June 30, 1998
                   Networking  VOIP   Total    Networking   VOIP    Total
                   -------------------------   --------------------------
  Revenues           34,826     338   35,164      33,676      -    33,676

  Operating income    5,826  (1,519)   4,307       5,714      -     5,714


  Reconciliation of segment operating income to consolidated operating income:

                                        Six-month period ended
                                     June 30, 1999  June 30, 1998
                                     ----------------------------
  Networking                              5,826          5,714
  VOIP                                   (1,519)             -
  General and Administrative             (2,605)        (2,829)
  Consolidated Operating Income           1,702          2,885



  Fixed Assets and Capitalized Software by Segment:

                          June 30, 1999    Dec 31, 1998
                          -------------    ------------
  Networking                  3,367             3,241
  VOIP                          661               752
  Total                        4028             3,993


  Segment Data: Geographic:

  Revenue related to North American and other foreign countries for the three month and six-month period ended June 30, 1999 and 1998 are as follows. (Amounts in thousands $)

                         Three months ended:          Six months ended:
  Revenue           June 30, 1999  June 30, 1998 June 30, 1999 June 30, 1998
                    -------------  ------------- ------------- -------------
  North America          14,490         13,248        27,559        25,580
  Europe                  3,006          2,596         7,125         7,046
  Pac Rim                   322            243           480         1,050
                         ------         ------        ------        ------
  Total                  17,818         16,087        35,164        33,676
                         ======         ======        ======        ======

  Long lived assets related to North American and other foreign countries for the period ended June 30, 1999 and December 31, 1998 are as follows. (Amounts in thousands $)

  Long lived assets      June 30, 1999   Dec 31, 1998
                         -------------   ------------
  North America               3,815         3,701
  Europe                        213           292
  Pac Rim                         0             0
                              -----         -----
  Total                       4,028         3,993
                              =====         =====

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Revenues for the three months ended June 30, 1999 ("second quarter 1999") were $17,818,000. Revenues for the same period in 1998 ("comparative period") were $16,087,000. The 11% increase in total revenue from the second quarter of 1999 to the comparable period is attributable to increases in Fibre Channel and ATM product revenues, partially offset by decreases in FDDI, SCSI, Ethernet, Fast Ethernet and WAN product revenues. During the second quarter, one of the Company's distributors asked to return certain products totaling $1.5 million. This request was the result of an unexpected product specification change and production delays of one of the distributor's customers. The Company evaluated this request based upon the long-term business prospects with the distributor and its customer, as well as the Company's ability to use the returned product to fulfill other customers' current and future orders. Based on this analysis, the Company agreed to accept the return.

  LAN product revenues, consisting of FDDI, Ethernet, ATM and Fast Ethernet, represented 49% of total revenues for the second quarter 1999, as compared to 61% for the comparative period. FDDI product revenues declined 5%, Ethernet product revenues declined 63%, ATM product revenues increased 107% and Fast Ethernet product revenues declined 30% as compared to the comparative period. FDDI, Ethernet, ATM and Fast Ethernet product revenues represented 16%, 4%, 12% and 20% of total revenues, respectively for the second quarter 1999.

  Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 43% of total revenues for the second quarter 1999, as compared to 22% for the comparative period. SCSI product revenues declined 22% while Fibre Channel product revenues increased 163% over the comparative period.

  WAN product revenues comprised 5% of  revenues for the second  quarter
  1999, as compared  to 15%  for the  comparative period.   WAN  product
  revenues decreased 64% as compared to the comparative period.

  Geographically, North America revenues comprised 81% of consolidated revenues in the second quarter 1999 compared to 82% in the comparative period. European revenues comprised 17% of consolidated revenues in the second quarter 1999 and 16% in the comparative period. Pacific Rim revenues comprised 2% of consolidated revenues in the second quarter 1999 and 2% in the comparative period.

  Revenues for the six month period ended June 30, 1999 were $35,164,000 as compared to $33,676,000 for the six month period ended June 30, 1998. Revenues from LAN, Mass Storage and WAN products were 48%, 37% and 12% of total revenues respectively, for the six month period ended June 30 1999.

  The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 52% of the Company's revenue for the second quarter of 1999 and 39% in the comparable period.

  The gross margin percentage for the second quarter 1999 was 47% and 50% for the comparable period. The gross margin percentage for the six-month period ended June 30, 1999 and 1998 was 46% and 48% respectively. The decrease in gross margin is due to a shift in the product sales mix.

  Operating expenses for the second quarter 1999 were $7,584,000 as compared to $6,757,000 for the comparable period. The increase in operating expenses is due to expenses relating to the Company's new subsidiaries Zirca.com and Quescom. Operating expenses for the six month period ended June 30, 1999 were $14,410,000 as compared to $13,338,000 for the six-month period ended June 30, 1998.

  Other expense for the second quarter included a gain of $300,000 that represents an initial license payment due to the restructuring of the Company's subsidiary, Quescom. The Company transferred the assets of its Quescom subsidiary to a new company, T2PCom in exchange for a 20-percent equity interest in the company and a license payment of $1,172,000 for previously developed technology.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and marketable securities aggregated $6,297,000 at June 30, 1999, and $7,961,000 at December 31,
  1998. The Company's decreased cash position is primarily due to the purchase of fixed assets, payment on debt, tax payments and purchase of common stock. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned it voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of June 30, 1999, 131,334 shares have been repurchased for $820,837 and retired.

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

  The Company has created a company-wide Y2K team to identify and resolve Y2K issues associated with the Company's internal information systems, internal non-information systems, the products sold by the Company, and its major suppliers of products and services. The Company established a Y2K program coordinator to ensure these programs are implemented across the Company. The coordinator provides a single point of reference, both internal, and external, for the Company. The products that the Company sells are Y2K compliant. The Company's internal reporting system is being replaced with a Y2K compliant Enterprise Reporting Planning (ERP) system that is scheduled to go into operation the third quarter of 1999. In addition, the Company is communicating with its suppliers, customers, vendors and financial service organizations regarding their Year 2000 compliance. The Company anticipates that its full Year 2000 review, new information system implementation, and other necessary remediation actions will be substantially complete by the end of the third quarter of 1999. Direct expenditures in 1999 are expected to be between $850,000 and $900,000. The Company will fund these expenditures through its normal operating budget, and as required by generally accepted accounting principles, these costs are being expensed as incurred, excluding the capitalization of application software. The capitalization for software will be approximately $300,000. The Company does not believe that the costs associated with such actions will have a material adverse effect on the Company's results of operations or financial condition. However the costs of such actions may vary from quarter to quarter, and there is no assurance that there will not be a delay in the Company's implementation or increased costs associated with the implementation of such changes. Failure to achieve Y2K readiness for the Company could delay its ability to manufacture and ship products and deliver services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition.

  Non-IT systems include, but are not limited to, telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of the Company's Y2K coordinator. It is anticipated that all Non-IT systems will be compliant if they are not already compliant by the end of the third quarter of 1999.

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

  While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans. Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.

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

                                 PART II

  OTHER INFORMATION

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 5, 1999, the Annual meeting of Shareholders of Interphase Corporation was held. The following matter was voted upon and approved at the meeting.

  An election of directors of the Company to serve until the next annual meeting for the Company was held. The following seven individuals were elected as Directors of the Company:


  Nominee:               Votes Cast For      Votes Withheld
  --------               --------------      --------------
  James F. Halpin          5,074,822             203,780
  Paul N. Hug              5,097,822             180,780
  Gregory B. Kalush        5,074,822             203,780
  R. Stephen Polley        5,073.289             205,313
  David H. Segrest         5,074,822             203,780
  S. Thomas Thawley        5,097,822             180,780
  William Voss             5,097,822             180,780


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


                                          INTERPHASE CORPORATION
                                          (Registrant)
  Date:  August 13, 1999

                                          /s/ Steven P. Kovac
                                          --------------------
                                          Steven P. Kovac
                                          Chief Financial Officer,
                                          Vice President of Finance
                                          and Treasurer
                                          (Principal Financial and
                                          Accounting officer)