Form 10-Q
period 1999-09-30
INTERPHASE CORP
filed 1999-11-15
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549


                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 1999 Commission File Number 0-13071


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

  ________________________________________________________________________
  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject
  to such filing requirements for the past 90 days.   Yes  X   No ____
  ________________________________________________________________________
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at November 1, 1999
   Common Stock, No par value                       5,812,172

                          INTERPHASE CORPORATION

                                   INDEX


  Part I -Financial Information

  Item 1.   Consolidated Interim Financial Statements

            Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998                                       3

            Consolidated Statements of Operations for the three months
            and nine months ended September 30, 1999 and 1998           4

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 1998                           5

            Notes to Consolidated Interim Financial Statements          6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9

  Part II- Other Information


  Item 6.   Reports on Form 8-K and Exhibits                           12

            Signature                                                  13

  INTERPHASE CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (in thousands)

                                                  (unaudited)
                                                    Sep 30,        Dec 31,
  ASSETS                                             1999           1998
                                                   ----------------------
  Cash and cash equivalents                       $  7,052       $  4,531
  Marketable securities                              3,831          3,430
  Trade accounts receivable, less allowances
    for uncollectible accounts of $201 and
    $164, respectively                              14,456         13,716
  Inventories, net                                  14,988         13,488
  Prepaid expenses and other                           912            856
    current assets
  Deferred income taxes, net                           541            516
                                                   ----------------------
       Total current assets                         41,780         36,537
                                                   ----------------------

  Machinery and equipment                           10,089         10,135
  Leasehold improvements                             2,907          2,909
  Furniture and fixtures                               495            515
                                                   ----------------------
                                                    13,491         13,559
  Less-accumulated depreciation and amortization   (11,062)       (10,339)
                                                   ----------------------
  Total property and equipment, net                  2,429          3,220

  Capitalized software, net                            678            773
  Deferred income taxes, net                         1,376          1,376
  Acquired developed technology, net                 2,459          3,365
  Goodwill, net                                      2,890          3,070
  Other assets                                       1,874          1,947
                                                   ----------------------
       Total assets                               $ 53,486       $ 50,288
                                                   ======================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                $  1,797       $  2,883
  Accrued liabilities                                3,038          1,639
  Accrued compensation                               2,407          2,041
  Income taxes payable                               1,250          1,408
  Current portion of debt                            2,210          2,252
                                                   ----------------------
       Total current liabilities                    10,702         10,223

  Other liabilities                                    630            873
  Long term debt                                     5,716          7,367
                                                   ----------------------
       Total liabilities                            17,048         18,463

  Commitments and contingencies
  Common stock redeemable                            3,050          3,813
  SHAREHOLDERS' EQUITY
  Common stock, no par value                        34,479         31,221
  Retained deficit                                    (995)        (3,217)
  Cumulative other comprehensive income                (96)             8
                                                   ----------------------
       Total shareholders' equity                   33,388         28,012
                                                   ----------------------
       Total liabilities and shareholders' equity $ 53,486       $ 50,288
                                                   ======================

     The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands except per share amounts)
  (unaudited)


   Three Months Ended                                    Nine Months Ended
    -----------------                                    ----------------
  30-Sep-99  30-Sep-98                                  30-Sep-99 30-Sep-98
    -----------------                                    ----------------
   $ 20,511  $ 17,042  Revenues                         $ 55,337 $ 50,718
     10,666     8,677  Cost of sales                      29,401   26,130
    -----------------                                    ----------------
      9,845     8,365  Gross profit                       25,936   24,588

      2,590     2,459  Research and development            7,892    7,965
      2,850     2,229  Sales and marketing                 7,814    7,232
      1,673     1,569  General and administrative          4,278    4,398
    -----------------                                    ----------------
      7,113     6,257     Total operating expenses        19,984   19,595
    -----------------                                    ----------------

      2,732     2,108  Operating income                    5,952    4,993
    -----------------                                    ----------------

        114       110  Interest income                       309      253
      (235)      (256) Interest expense                     (604)    (782)
      (224)      (202) Other, net                           (674)    (647)
    -----------------                                    ----------------
                       Income from continuing
      2,387     1,760   operations before income taxes      4,983   3,817

        997       729  Provision for income taxes           1,894   1,568
    -----------------                                    ----------------
      1,390     1,031  Income from continuing operations    3,089   2,249

                       Discontinued Operations (Note 6)
                       Gain on disposal of VOIP
        140         -   business, net of tax                  326       -
                       Operating losses from VOIP
      (252)      (308)  business, net of tax               (1,193)   (308)
    -----------------                                    ----------------
   $  1,278  $    723   Net income                      $   2,222 $ 1,941
    =================                                    ================

                         Net income from continuing
                          operations per share
   $  0.24   $   0.19         Basic EPS                 $   0.56  $  0.41
    -----------------                                    ----------------
   $  0.22   $   0.18         Diluted EPS               $   0.52  $  0.40
    -----------------                                    ----------------

                         Net income per share
   $  0.22   $   0.13         Basic EPS                 $   0.40  $  0.35
    -----------------                                    ----------------
   $  0.20   $   0.13         Diluted EPS               $   0.37  $  0.34
    -----------------                                    ----------------
     5,709      5,518    Weighted average common shares    5,522    5,519
    -----------------                                    ----------------
                         Weighted average common and
     6,288      5,580     dilutive shares                  5,984    5,640
    ----------------------------------------------------------------------
     The accompanying notes are an integral part of these consolidated financial statements.

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (unaudited)
                                                     Nine Months ended
                                                30-Sep-99          30-Sep-98
                                                   ----------------------
  Cash flow from operating activities:
    Net income from continuing operations         $   3,089      $  2,249
    Operating loss from discontinued operations      (1,193)         (308)
    Gain on disposal of discontinued operations         326             -
    Adjustment to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                   2,940         2,907
      Change in assets and liabilities:
         Trade accounts receivable                     (740)         (718)
         Inventories                                 (1,500)        2,220
         Prepaid expenses and other current assets      (56)          227
         Accounts payable and accrued liabilities       313          (767)
         Accrued compensation                           366           217
         Income taxes payable                          (183)          498
                                                   ----------------------
     Net adjustments                                  1,140         4,584
                                                   ----------------------
         Net cash provided by operating activities    3,362         6,525
  Cash flows from investing activities:
     Additions to property, equipment, leasehold
      improvements and capitalized software          (1,748)       (1,486)
     Decrease in other assets                           253           112
     Cash received in Sale of VOIP                      600             -
     (Increase) decrease in marketable securities      (401)          120
                                                   ----------------------
         Net cash (used) by investing activities     (1,296)       (1,254)
  Cash flows from financing activities:
     Payments on debt                                (1,693)       (1,866)
     Other long term liabilities                       (243)          118
     Change in comprehensive income                     104)          105
     Purchase of redeemable common stock               (763)            -
     Proceeds from the exercise of stock options      3,258            18
                                                   ----------------------
          Net cash (used) by financing activities       455        (1,625)
                                                   ----------------------
  Net increase (decrease) in cash and cash
    equivalents                                       2,521         3,646
  Cash and cash equivalents at beginning of period    4,531         2,247
                                                   ----------------------
  Cash and cash equivalents at end of period      $   7,052      $  5,893

  Supplemental Disclosure of Cash Flow
  Information:
  Income taxes paid                               $      16      $    448
  Interest paid                                   $     531      $    782

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

  The Company has completed the sale of its Voice over Internet Protocol ("VOIP") business as of September 30, 1999; accordingly, the Company's Consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. See further discussion of sale in Footnote 6.

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


  2.   NET INCOME PER COMMON AND COMMON DILUTIVE
       SHARE

  The following table  shows the calculations  of the Company's  weighted
  average  common  and   dilutive  equivalent   shares  outstanding   (in
  thousands):

                           Three months ended:   Nine months ended:
                           ----------------------------------------
                            Sep 30,    Sep 30,    Sep 30,   Sep 30,
                             1999       1998       1999       1998
                            -----      -----      -----      -----
  Weighted average
  shares outstanding        5,709      5,518      5,522      5,519
  Dilutive impact of
  stock options               579         62        462        121
                            -----      -----      -----      -----
  Total weighted
  average common and
  common equivalent
  shares outstanding        6,288      5,580      5,984      5,640
                            --------------------------------------
  Anti-dilutive
  weighted shares
  Excluded from shares
  outstanding                   -      1,282         48        958

  3.   CREDIT FACILITY

  The Company maintains a credit facility with BankOne Texas NA that consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan has been renewed and is due June 30, 2001. The credit facility is collateralized by marketable securities, assignment of accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At September 30, 1999, the Company had borrowings of $7,903,900 and remaining availability under the revolving credit facility was $1,500,000.


  4.   COMPREHENSIVE INCOME

  The following table shows the Company's comprehensive income (in thousands):

                            Three months ended:         Nine months ended:
                        --------------------------  --------------------------
                        Sep 30, 1999  Sep 30, 1998  Sep 30, 1999  Sep 30, 1998
                        ------------  ------------  ------------  ------------
 Net income                 $1,278        $723         $2,222        $1,941
 Other comprehensive income
 Unrealized holding gains
   (losses arising during
   period, net of tax           12           -            (65)            -
 Foreign currencency
   translation adjustment       42          70            (39)          105
                             -----         ---          -----         -----
 Comprehensive income       $1,332        $793         $2,118        $2,046
                             =====         ===          =====         =====

  5.   STOCK REPURCHASE

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of September 30, 1999, 172,001 shares have been repurchased for $1,075,006 and retired.

  6.   DISPOSISTION OF ASSETS

  Effective June 30, 1999 the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,172,000 to the former owner of Interphase's Paris Operation. The sales proceeds consisted of $300,000 due at closing with a $872,000 technology license fee. The license fee is payable based on capital availability of the purchaser or based on 5% of the purchaser's revenues, beginning July 1, 2000. The sales agreement also contains purchasing and manufacturing rights for the Purchaser of certain Interphase technology, as well as certain rights of first refusal for Interphase with respect to executive salaries, disposition of assets, and merger and acquisitions. Due to the uncertainty of payment on the remaining license fee, the Company will recognize the income as payment is received. The Company received $300,000 and has included a gain of $186,000 net of $114,000 tax, in Gain on disposal of VOIP business, on the Statement of Operations. The Company will account for its remaining 20% investment in the new company using the equity method of accounting. This investment is included in other assets.

  Effective September 27, 1999 the Company sold the remainder of its VOIP business, Zirca Corporation ("Zirca") along with the technologies developed by Zirca for $300,000 cash and stock valued at $517,680 to UniView Technologies, resulting in a gain of $140,000, net of $86,000 tax. The UniView securities received as part of the agreement are included on the Balance Sheet in Other Assets.

  As of September 30, 1999, the Company has completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principle Board Opinion No. 30. The following are the results of operations for the discontinuted losses for the period presented: (Amounts in thousands $)

                             Three Months ended:         Nine Months ended:
                        --------------------------- ---------------------------
                        Sep. 30, 1999 Sep. 30, 1998 Sep. 30, 1999 Sep. 30, 1998
                        ------------- ------------- ------------- -------------
 Loss from discontinued
  operations before tax      $(406)       $(496)      $(1,924)       $(496)
 Income tax benefit            154          188           731          188
                               ---          ---         -----          ---
 Net loss from
  discontinued operations    $(252)       $(308)      $(1,193)       $(308)

  As of December 31, 1998, the Company's VOIP business segment had $752,000 of Fixed Assets.

  7.   SEGMENT DATA

  Revenue related to North America and other foreign countries for the three month and nine-month period ended September 30, 1999 and 1998 are as follows. (Amounts in thousands $)

                       Three months ended:          Nine months ended:
                   --------------------------   --------------------------
  Revenue          Sep 30, 1999  Sep 30, 1998   Sep 30, 1999  Sep 30, 1998
                   ------------  ------------   ------------  ------------
  North America       $ 17,990      $ 13,570      $ 45,211       $ 39,150
  Europe                 1,426         3,296         8,551         10,342
  Pac Rim                1,095           176         1,575          1,226
                       -------       -------       -------        -------
  Total               $ 20,511      $ 17,042      $ 55,337       $ 50,718
                       =======       =======       =======        =======

  Long lived assets related to North America and other foreign countries as of September 30, 1999 and December 31, 1998 are as follows.
  (Amounts in thousands $)

  Long lived assets       Sep 30, 1999  Dec 31, 1998
                          ------------  ------------
  North America               $ 2,896       $ 3,701
  Europe                          211           292
  Pac Rim                           0             0
                               ------        ------
  Total                       $ 3,107       $ 3,993
                               ======        ======

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  As of September 30, 1999, the Company has completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principle Board Opinion No. 30.

  Revenues for the three months ended September 30, 1999 ("third quarter 1999") were $20,511,000. Revenues for the same period in 1998 ("comparative period") were $17,042,000. The 20% increase in total revenue from the third quarter of 1999 to the comparable period is attributable to increases in Fibre Channel product revenues, partially offset by decreases in ATM, FDDI, SCSI, Ethernet, Fast Ethernet and WAN product revenues.

  LAN product revenues, consisting of FDDI, Ethernet, ATM and Fast Ethernet, represented 33% of total revenues for the third quarter 1999, as compared to 62% for the comparative period. FDDI product revenues declined 34%, Ethernet product revenues increased 8%, ATM product revenues declined 6% and Fast Ethernet product revenues declined 54% as compared to the comparative period. FDDI, Ethernet, ATM and Fast Ethernet product revenues represented 11%, 2%, 8% and 11% of total revenues, respectively for the third quarter 1999.

  Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 62% of total revenues for the third quarter 1999, as compared to 27% for the comparative period. SCSI product revenues declined 76% while Fibre Channel product revenues increased 368% over the comparative period.

  WAN  product  revenues comprised 4% of revenues for  the third  quarter
  1999, as  compared to  9%  for the  comparative  period.   WAN  product
  revenues decreased 46% as compared to the comparative period.

  Revenues for the nine month period ended September 30, 1999 were $55,337,000 as compared to $50,718,000 for the nine month period ended September 30, 1998. Revenues from LAN, Mass Storage and WAN products were 42%, 47% and 9% of total revenues respectively, for the nine month period ended September 30 1999.

  The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 56% of the Company's revenue for the third quarter of 1999 and 43% in the comparable period.

  The gross margin percentage for the third quarter 1999 was 48% and 49% for the comparable period. The gross margin percentage for the nine-month period ended September 30, 1999 and 1998 was 47% and 48%
  respectively. The decrease in gross margin is due to a shift in the product sales mix.

  Operating expenses  for  the  third quarter  1999  were  $7,113,000  as compared to $6,257,000 for the comparable period. The increase in operating expenses is primarily due to increases in sales and marketing activities. Operating expenses for the nine month period ended September 30, 1999 were $19,984,000 as compared to $19,595,000 for the nine-month period ended September 30, 1998.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and marketable securities aggregated $10,883,000 at September 30, 1999, and $7,961,000 at
  December 31, 1998. The Company's increased cash position is primarily due to the proceeds for the exercise of stock options offset by the purchase of fixed assets, payment on debt and other liabilities, tax payments and purchase of common stock. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

  Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned it voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of September 30, 1999, 172,001 shares have been repurchased for $1,075,006 and retired.

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

  The Company has created a company-wide Y2K team to identify and resolve Y2K issues associated with the Company's internal information systems, internal non-information systems, the products sold by the Company, and its major suppliers of products and services. The Company established a Y2K program coordinator to ensure these programs are implemented across the Company. The coordinator provides a single point of reference, both internal, and external, for the Company. The products that the Company sells are Y2K compliant. The Company's internal reporting system is being replaced with a Y2K compliant Enterprise Reporting Planning (ERP) system that was implemented in August 1999. In addition, the Company is communicating with its suppliers, customers, vendors and financial service organizations regarding their Year 2000 compliance. The Company's Year 2000 review, new information system implementation, and other necessary remediation actions are substantially complete. Direct expenditures in 1999 are expected to be between $850,000 and $900,000. The Company will fund these expenditures through its normal operating budget, and as required by generally accepted accounting principles, these costs are being expensed as incurred, excluding the capitalization of application software. The capitalization for software will be approximately $300,000. The Company does not believe that the costs associated with such actions will have a material adverse effect on the Company's results of operations or financial condition. However the costs of such actions may vary from quarter to quarter, and there is no assurance that there will not be a delay in the Company's implementation or increased costs associated with the implementation of such changes. Failure to achieve Y2K readiness for the Company could delay its ability to manufacture and ship products and deliver services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition.

  Non-IT systems include, but are not limited to, telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of the Company's Y2K coordinator. Based on the Company's review of Non-IT systems they are judged to be compliant.

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


                                          INTERPHASE CORPORATION
                                          (Registrant)
  Date:  November 15, 1999

                                          /s/ Steven P. Kovac
                                          -------------------
                                          Steven P. Kovac
                                          Chief Financial Officer,
                                          Vice President of Finance and
                                          Treasurer
                                          (Principal Financial and
                                          Accounting officer)