Form 10-K
period 1999-12-31
INTERPHASE CORP
filed 2000-03-29
CIK 728249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
            _________________________________________________

                                FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1999 Commission File
                             Number 0-13071

                         INTERPHASE CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Texas                                  75-1549797
    -------------------------------                  ---------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                    13800 Senlac, Dallas, Texas 75234
          -----------------------------------------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [ X ]     No [   ]

  Indicate by  check mark if  disclosure of delinquent  filers pursuant  to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-K or any amendment to this 10-K.   [   ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 6, 2000 was approximately $132,175,000. As of March 6, 2000, registrant had 5,827,409 shares of Common Stock outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
  Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: (1) Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2000 (Part III).

                                   PART I

    ITEM 1.  BUSINESS

    Introduction

    Interphase  Corporation   and  subsidiaries   ("Interphase"  or   the
    "Company") designs, develops, manufactures, markets and supports high-performance connectivity products utilizing advanced technologies for today's enterprise networking and storage environments and other embedded computer applications. Interphase's products include server-based adapter cards, network operating system device drivers, and management software applications.

    Key Terms and Definitions

    Interphase is a technology company and many terms used by the Company may be unfamiliar to those outside the industry. Following are some key terms that may be useful in helping the reader understand the products, technologies and markets relevant for the Company.

    Key computer hardware and software components related to Interphase product offerings include:

    Adapter - Also called  a communications controller, host bus  adapter
    (HBA) or network interface card (NIC). An adapter is a device that connects a computer server to one or more peripheral devices (such as switches, hubs, storage devices, etc.) or other computers. An adapter card typically plugs into the expansion bus on the motherboard of the computer and communicates with the operating system controlling the system via the use of specific device drivers. Adapters and associated device drivers are the key product components designed, manufactured and marketed by Interphase.

    Server - A computer in a network shared by multiple users. These are typically more powerful than computers used by individuals (often referred to as "desktops") and require advanced I/O connectivity. In enterprise network environments, some computers may be dedicated to a single task. For instance, an Internet server is a computer that provides World Wide Web services on the Internet.
     If the Web server is used internally and not by the public, it may be known as an "intranet server."

    Embedded System - As related to Interphase, an embedded system is a highly specialized computer server that resides in an "industrial" environment requiring high-availability and maximized "up-time." Typical uses for this type of server include military applications such as on-board ship communications or avionics, or next-generation telecommunication applications such as intelligent call routing, call number portability or base station communications control for wireless service. Interphase refers to its products for this type of system as "embedded controllers" or "embedded system products."

    Operating System - The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it's running in, or by a third party. It is an important component of the computer system, because it sets the operational guidelines for all application programs that run on the system. All programs must "talk to" the operating system. Popular network operating systems today include Windows NT, HP-UX, AIX and Linux.

    Device Drivers - A program routine that links an adapter card (or other device) to the operating system. It is written by software engineers who understand the detailed knowledge of the adapter's command language and characteristics, and contains the precise machine language necessary to perform the functions requested by the application. When a new adapter is added to the computer, its driver must be installed in order to run it. The operating system calls the driver, and the driver "drives" the adapter. Routines that perform internal functions, such as memory managers and disk caches, are also called drivers.

    Core technologies used by Interphase include:

    Fibre Channel - A high-speed transmission technology that can be used as a front-end communications network, a back-end storage network, or both at the same time. With Fibre Channel, servers can not only talk to the storage system via SCSI (storage protocol, see below), but the hosts can talk to each other via IP (Internet Protocol) over the same network. Fibre Channel supports existing peripheral interfaces and communications protocols. Its name is somewhat misleading as Fibre Channel supports coaxial cable and twisted pair copper wiring as well single mode and multimode fiber connections.

    ATM - (Asynchronous Transfer Mode) A network technology for both LANs and WANs that supports realtime voice and video as well as data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service (QoS) for that transmission. However, unlike telephone switches that dedicate circuits end to end, unused bandwidth in ATM's circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Mbps.

    Gigabit Ethernet - An Ethernet technology that raises transmission speed to 1 Gbps and is used primarily for backbone networks and high-speed server-to-server connectivity.

    SCSI - (Small Computer System Interface) Pronounced "skuzzy," SCSI is a widely used communications technology for connecting computer servers to storage devices. The technology is especially popular in applications where network servers are attached to numerous SCSI drives and configured as fault-tolerant RAID clusters. In the event one drive fails the system is still operational. SCSI-based RAID is widely used in file servers, database servers and other network servers. Emerging Interphase products utilize Ultra2 SCSI that provides up to 80 Mbps data throughput and Ultra3 SCSI which doubles the throughput to 160 Mbps.

    SS7 - (Signaling System 7) The protocols used in the U.S. telephone system for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial "1" in front of a number, SS7 routes the call to your long distance carrier. It also routes local calls based on the first three digits of the phone number.

    Frame Relay - A high-speed packet switching protocol used in wide area networks (WANs). Providing a granular service of up to DS3 speed  (45  Mbps),  it  has  become  very  popular  for  LAN  to  LAN connections across remote distances. Frame Relay services are offered by all the major telecommunications carriers. Frame relay is much faster than X.25 networks, the first packet-switching WAN standard, because frame relay was designed for today's reliable circuits and performs less rigorous error detection.

    General networking environments into which Interphase products are placed include:

    SAN - (Storage Area Network) A flexible "any-to-any" networking infrastructure linking multiple servers to multiple storage devices. Based on Fibre Channel technology, SANs have recently emerged as the highest performance data communications environment available today to interconnect servers and storage. Running at Gigabit speeds, SANs offer better scalability, fault recovery and general manageability than current client-server LAN-based approaches for real-time and data intensive applications. Storage Area Networks are being widely deployed for video editing, pre-press, and data mining applications and throughout the general IT marketplace.

    WAN - (Wide Area Network) A communications network that covers a wide geographic area, such as state or country. A WAN typically extends a LAN (Local Area Network, see below) outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN (virtual private network) connectivity.

    LAN - (Local Area Network) A short distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.

    AIN - (Advanced Intelligent Network) The primary architecture of the public switched telephone system (PSTN) in the 1990s, which provides enhanced voice, video and data services and dynamic routing capabilities. It uses digital switches known as Signal Switching
    Points (SSPs) that query databases in computer systems known as Service Control Points (SCPs).

    Strategy

    The Company's strategy is to provide innovative, high-performance connectivity solutions for the computer and telecommunications server market. To achieve this strategy, Interphase intends to pursue five key initiatives including:

    Offer a full Fibre Channel and Storage Networking product portfolio. In order to provide Interphase customers with effective storage solutions, the Company will continue to broaden its SAN market offerings with next-generation Fibre Channel HBAs that provide enhanced functionality for a greater portion of the market. As part of this initiative, Interphase will also introduce other adapter products that provide an innovative approach for combining LAN and storage technologies to provide functionality required by the new generation of Internet servers.

    Introduce a comprehensive line of embedded controllers for telecommunication servers. To capitalize on the trend towards the acquisition of I/O connectivity from third party vendors by telecommunication server providers, Interphase will introduce a number of new products based on PMC (PCI Mezzanine Card) and CompactPCI architectures that provide enhanced functionality for telecommunication applications.

    Enlarge OEM account base. Over the past 25 years, Interphase has established strong relationships with key suppliers of enterprise computer servers. The Company will continue to grow this account base as well as pursue new business with OEMs providing SAN solutions and next-generation telecommunication servers.

    Expand distribution channels. Interphase will intensify its efforts to build a broad-based distribution channel that will enable cost-effective penetration into multiple market segments through the efforts of value added remarketers (VARs) and system integrators.

    Formalize partnerships. Interphase has been a leading proponent of open systems and multivendor interoperability. Because the continued growth of opportunities for enterprise storage and telecommunications servers will require multivendor solutions, the Company intends to formalize its efforts with existing partners and recruit additional partners within its key market segments. This initiative also includes identifying partners through which combined technology agreements will allow Interphase to bring new and innovative solutions to the market.


    Products

    Interphase offers a comprehensive portfolio of Fibre Channel SAN adapters (including HBA SAN management software) communications controllers for embedded systems, traditional LAN networking adapters, and adapters for remote access and WAN communications.

    Fibre Channel SAN Products

    Interphase Fibre Channel SAN products targeted for use in enterprise applications include the following:

      * 5526 PowerSAN PCI Fibre Channel Adapter - a 33Mhz PCI bus adapter which provides single port 100 MBps Fibre Channel connectivity

      * 5527 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides single port 100 MBps Fibre Channel connectivity

      *  5540 PowerSAN 2000 PCI Fibre  Channel Adapter - a 66Mhz PCI  bus
         adapter   which   provides   price-effective   1-Gbps    storage
         connectivity for basic Fibre Channel SAN connectivity

      * 5550 PowerSAN 2000 PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides two independent 1-Gbps Fibre Channel connections for high-reliability SAN applications

      * 5560 PowerSAN 2000 PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides 2-Gbps Fibre Channel connectivity for applications requiring maximized data throughput

      * FibreView Enterprise - a JAVA-based management utility which allows enterprise IT managers to control Fibre Channel server connections from anywhere within the network via the Internet.

    Interphase also offers products that combine leading LAN and storage technologies onto a single adapter as part of its SAN product offerings. These products help preserve expansion slots in the host server by providing multiple storage and networking connections from a single adapter.

      * 5570 SlotOptimizer PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card providing full duplex Gigabit Fibre Channel and high-performance Gigabit Ethernet connectivity.

      * 552C SlotOptimizer PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra2 SCSI connectivity with two 10/100 Ethernet ports.

      * 553C SlotOptimizer PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra3 SCSI connectivity with two 10/100 Ethernet ports.

          Communication Controllers for Embedded Systems

    Current generation Interphase products designed for use in embedded servers include:

      * 6526 CompactPCI Fibre Channel Adapter - a 3U CompactPCI adapter which delivers full 100 MBps throughput for next generation mass storage applications in embedded system environments.

      * 6546 CompactPCI Fibre Channel Adapter - a 6U CompactPCI adapter that provides two embedded Fibre Channel ports and provides two PMC sites for additional communications I/O connectivity.

      * 6575 CompactPCI ATM Adapter - a 3U CompactPCI adapter that provides full duplex ATM connectivity at OC-3 data rates for industrial and telecommunications servers computers.

      * 4575 PMC ATM Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM SONET OC-3 155 Mbps connectivity.

      * 4535 PMC ATM over T1/E1 Communications Controller - a PCI Mezzanine Card that provides ATM communications over high speed T1 or E1 connections. The 4535 also provides protocol support for SS7 and Frame Relay

      * 4535 PMC Communicaitons Controller - a PCI Mezzanine Card that provides four high-speed serial communication links to provide connection to the Public Switch Telephone Network to support advanced SS7 or AIN applications.

      * 4531 PMC ATM over T3/E3 Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM communications over T3/E3 connections for applications such as aggregating Internet traffic for transport over the public ATM backbone network.


    LAN Networking Adapters

    The Company has a comprehensive family of LAN Networking Adapters that utilize technologies such as Ethernet, Fast Ethernet, 100VG-AnyLAN, FDDI and ATM. Key products in the Interphase LAN Networking Adapter family include:

      * 5575 PCI ATM Adapter - A PCI adapter card that provides full duplex ATM connectivity for systems running Windows NT, Novell NetWare, UnixWare, Solaris and AIX.

      * 5524 PCI 100Base - T Adapter - a PCI adapter card that provides 100 Mbps connectivity featuring full auto-negotiation capabilities to select full or half duplex operation in both 100 Mbps Fast Ethernet or 10 Mbps Ethernet networking environments.

    Remote Access and WAN Communications Adapters
    Interphase has an award-winning family of adapters that enable remote access server communications in enterprise WAN environments. A remote access server is a computer that provides access to remote users (such as telecommuters, road warriors and branch office locations) via analog or digital modems and ISDN connections. Interphase remote access and WAN communications adapters provide high-speed connections and include the protocol support necessary for WAN communications such as SNA, X.25, Frame Relay and ISDN.
    Current generation Interphase products for remote access and WAN connectivity include:

      * 5535 ENTIA-PRI Communications Controller - an PCI WAN controller that uses an on-board CPU and memory to locally execute all communications protocols. Providing either single or dual port PRI or T1/E1 connectivity, this controller is a cost-effective connectivity solution for small and medium size enterprise networking environments.

      * 5535 ENTIA-BRI Communications Controller - a PCI WAN controller that uses an on-board CPU and memory to locally execute all communications protocols. Featuring 4 ISDN BRI (Basic Rate Interface) ports, this controller provides multiple BRI ports for cost-effective branch offices communications.

      * 5535 ENTIA-SR Communications Controller - a PCI WAN controller that uses an on-board CPU and memory to locally execute all communications protocols. The serial port on the the controller operates as a single unchannelized data port supporting communications at speeds between 56K and T1 (1.544 Mbps) or E1 (2.048 Mbps). This provides an excellent solution for LAN to LAN interconnections or for branch office router interconnections in a leased line networking environment.

      * 5536 ENTIA-DM PCI Digital Modem Adapter - a PCI WAN controller that uses an on-board CPU and memory to locally process all communications protocols. Offering up to 60 digital modems and simultaneous processing of both ISDN and analog (V.34 and V.90) call traffic, this adapter is a cost-effective solution for remote users requiring access to enterprise network applications.

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

    Marketing and Customers

    The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which may add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During 1999, sales to Hewlett Packard accounted for $36,869,000 or 50% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. In December 1999, after a request-for-quote procedure, Hewlett Packard notified the Company that it had not been chosen to provide a 33 Mhz Fibre Channel adapter to Hewlett Packard. The adapter will partially replace the Interphase product that accounted for substantial sales to Hewlett Packard in 1999. Nevertheless, The Company believes that its relationship with Hewlett Packard will continue to expand in 2000. During 1998, sales to Hewlett Packard accounted for $28,349,000 or 41% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During 1997, sales to Hewlett Packard accounted for $26,402,000 or 40% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues.

    The Company markets its products through its own sales organization and, to a lesser extent, through a network of independent sales representatives. In addition to the Company's headquarters in Dallas, Texas, the Company has sales offices located in or near Santa Clara, California; Boston, Massachusetts; Phoenix, Arizona; Minneapolis, Minnesota; London, England; and Paris, France. The Company's sales personnel market products directly to key customers as well as support the sales representative network. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Tech Data, Anixter, Fuji-Xerox, Gates/Arrow and Westcon.

    Interphase emphasizes  its extensive  product support,  training  and field support to its customers. The Company's products are generally sold with a one to three-year warranty covering components and labor. After the expiration of the warranty period, the Company generally provides support services for a stated flat fee.

    The Company and its customers generally enter into written agreements specifying, among other items standard in commercial agreements, product specifications, failure rates, shipping requirements, shipment rescheduling terms, price/volume schedules and manufacturer warranties. Substantially all of these agreements do not contain determinable purchase commitments of the customers, providing instead that actual purchase and shipments of products be made by specific purchase order. Accordingly, any shipment dates stated in such contracts are subject to rescheduling and/or cancellation, and therefore are not indicative of the future purchase orders to be submitted by such customer. In addition, the actual terms of the contracts tend to be modified in the ordinary course of business by means of subsequent purchase order terms and by course of dealing.

    The Company does not believe that the level of backlog of orders is either material or indicative of future results, since its contracts are subject to revision through subsequent purchase orders and its customers are generally permitted to cancel purchase orders, within certain parameters, prior to shipment without penalty.

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

    The Company generally does not manufacture products to stock in finished goods inventory, as substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company does not have any material requirements to maintain significant finished goods inventories.

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

    The  Company is  also  subject to  the  risk of  litigation  alleging
    infringement  of   third  party   intellectual  property   rights.
    Infringement claims could require the Company to expend significant time and money in litigation, pay damages, develop non-infringing technology or acquire licenses to the technology, which is the subject of asserted infringement.

    The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate software into its product line thereby increasing its functionality, performance and interoperability.

    Employees

    At December 31, 1999, the Company had 222 full-time employees, of which 75 were engaged in manufacturing and quality assurance, 68 in research and development, 46 in sales, sales support, service and marketing and 33 in general management and administration.

    The Company's success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The Company does not maintain life insurance policies on its key employees and does not have employment agreements with key employees except for a few executive officers. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is intense.

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


    ITEM 2.   PROPERTIES.

    The Company leases a 96,000-square foot facility located in Farmers Branch, Texas, a suburb of Dallas. The facility includes approximately $2.9 million in leasehold improvements that were made by the Company. The lease, inclusive of renewal options, extends through 2002. In addition the Company leases a facility in Chaville, France (near Paris) which supports the European markets. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, and fixtures.


    ITEM 3.        LEGAL PROCEEDINGS.

    None


    ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


    Not applicable

                                 PART II

    ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED SHAREHOLDER MATTERS.

    Since January 1984 shares of the Company's common stock have been traded on The Nasdaq Stock Exchange under the symbol INPH. The following table summarizes its high and low price for each quarter during 1999 and 1998 as reported by Nasdaq.

    Fiscal 1999                   High            Low
    -----------                  ------          ------
    First Quarter                 9.063           6.125
    Second Quarter               23.000           6.500
    Third Quarter                34.375          15.938
    Fourth Quarter               44.750          17.250

    Fiscal 1998                   High            Low
    -----------                  ------          ------
    First Quarter                 8.813           6.063
    Second Quarter                9.500           6.500
    Third Quarter                 8.000           5.000
    Fourth Quarter                8.688           5.250

    The Company had approximately 6500 beneficial owners of its common stock, of which 67 are of record as of March 6, 2000.

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

 ITEM 6.        SELECTED FINANCIAL DATA

 Statement of Operations Data:
 (In Thousands, except per share data)

                                                                                Two         Twelve
                                                                               months       months
                                                                               ended        ended
                                     Twelve months ended December 31,         Dec. 31,     Oct. 31,
                                  1999       1998       1997        1996        1995        1995
                                 ---------------------------------------       ------      ------
 Revenues                       $73,502    $68,690   $ 66,004    $ 56,752     $ 3,379     $47,368
                                 ----------------------------------------------------------------

 Gross Profit                    34,702     33,598     32,016      27,964       1,224      23,547
                                 ----------------------------------------------------------------

 Research and development        10,590     10,766     13,327       9,902       1,360       7,327

 Sales and marketing             11,036     10,060     11,686      10,297       1,173       8,583

 General and administrative       5,366      5,417      6,248       4,905         634       4,004

 Special charges                      -          -          -      11,646           -           -
                                 ----------------------------------------------------------------

 Operating income (loss)          7,710      7,355        755      (8,786)     (1,943)      3,633
                                 ----------------------------------------------------------------

 Other, net                      (1,030)    (1,583)    (1,525)       (705)          94        589

 Income (loss) from continuing
 operations before income tax     6,680      5,772       (770)     (9,491)     (1,849)      4,222
                                 ----------------------------------------------------------------
 Income (loss) from continuing
 operations                       4,291      3,542       (971)    (10,055)     (1,167)      2,759
                                 ----------------------------------------------------------------
 Discontinued operations, net      (867)      (829)         -           -           -           -
                                 ----------------------------------------------------------------

 Net income (loss)               $3,424     $2,713      $(971)   $(10,055)    $(1,167)     $2,759
                                 ----------------------------------------------------------------

 Net income (loss) from
 continuing operations per share
   Basic                         $ 0.77     $ 0.64   $  (0.18)    $ (1.99)    $ (0.25)     $ 0.60
   Diluted                        $0.70     $ 0.63   $  (0.18)    $ (1.99)    $ (0.25)     $ 0.55

 Net income (loss) per share
   Basic                         $ 0.61     $ 0.49   $  (0.18)    $ (1.99)    $ (0.25)     $ 0.60
   Diluted                        $0.56     $ 0.48   $  (0.18)    $ (1.99)    $ (0.25)     $ 0.55

 Weighted average common shares   5,593      5,508      5,496       5,062       4,663       4,561
 Weighted average common
  & common equivalent shares      6,113      5,628      5,496       5,062       4,663       5,051


                                                  December 31,                  October 31,
 Balance Sheet Data:           1999       1998       1997      1996      1995       1995
                             -------------------------------------------------    -------
 Working capital            $ 35,314   $ 26,314   $ 25,244  $ 22,836  $ 23,141   $ 24,328

 Total assets                 54,671     50,288     49,447    53,924    33,624     35,430

 Total liabilities            14,536     18,463     19,904    23,538     4,363      5,019

 Redeemable common stock       2,796      3,813          -         -         -          -

 Shareholders' equity         37,339     28,012     29,543    30,386    29,261     30,411


    ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

    Consolidated Statement of Operations Percentage of Revenues


                                               Year ended December 31,
                                           1999        1998         1997
                                          --------------------------------
    Revenues                              100.0 %     100.0 %      100.0 %
    Cost of sales                          52.8 %      51.1 %       51.5 %
                                          --------------------------------
    Gross profit                           47.2 %      48.9 %       48.5 %

    Research and development               14.4 %      15.7 %       20.2 %
    Sales and marketing                    15.0 %      14.6 %       17.7 %
    General and administrative              7.3 %       7.9 %        9.5 %
                                          --------------------------------
    Operating income                       10.5 %      10.7 %        1.1 %
                                          --------------------------------

    Interest income                         0.6 %       0.5 %        0.7 %
    Interest expense                       (0.9)%      (1.5)%       (1.7)%
    Other, net                             (1.1)%      (1.3)%       (1.3)%
                                          --------------------------------

    Income (loss) from continuing
      operations before income taxes        9.1 %       8.4 %       (1.2)%
    Provision for income taxes              3.3 %       3.2 %        0.3 %
                                          --------------------------------

    Income (loss) from continuing           5.8 %       5.2 %       (1.5)%
    operations

    Discontinued operations                (1.2)%      (1.2)%          -
                                          --------------------------------
    Net income (loss)                       4.6 %       4.0 %       (1.5)%
                                          ================================

    RESULTS OF OPERATIONS

    As of September 1999, the Company completed the sale of its Voice over Internet Protocol ("VOIP") business; accordingly the Company's consolidated financial statements and notes for all periods presented reflect the VOIP business as a discontinued operation.

    Revenues:   Total revenues  for the  years ended  December 31,  1999,
    1998 and 1997 were $73.5 million, $68.7 million and $66.0 million, respectively.

    The growth in revenues from 1998 to 1999 was 7%. The increase in revenue was attributable to growth in the Company's Storage and Embedded product lines, partially offset by a decline in LAN and WAN products. In 1999, Storage revenues, which consist of Fibre Channel and SCSI technologies accounted for approximately 48% of total revenues, LAN revenues which consist of FDDI, Fast Ethernet, ATM and Ethernet, accounted for 36% of total revenues, WAN accounted for 7% of total revenues and Embedded accounted for 9% of total revenues. North American revenues grew 14%, Pacific Rim revenues grew 78%, and European revenues declined 26% compared to 1998. In 1999, sales to one OEM customer accounted for approximately 50% of the Company's revenue.

    The growth in revenues from 1997 to 1998 was 4%. The increase in revenue was attributable to growth in the Company's Storage and Embedded product lines, partially offset by a decline in LAN and WAN products. In 1998, Storage revenues, which consist of Fibre Channel and SCSI technologies accounted for approximately 25% of total revenues, LAN revenues which consist of FDDI, Fast Ethernet, ATM and Ethernet, accounted for 62% of total revenues, WAN accounted for 10% of total revenues and Embedded accounted for 3% of total revenues. North American revenues grew 1%, Pacific Rim revenues declined 31%, and European revenues grew 27% compared to 1997. In 1998, sales to one OEM customer accounted for approximately 41% of the Company's revenue.

    Cost of Sales: Cost of sales expressed as a percentage of revenues were approximately 53% for the year ended December 31, 1999, 51% for the year ended December 31, 1998 and 52% for the year ended December 31, 1997. In 2000, cost of sales is expected to remain consistent with prior years.

    Research and Development: The Company's investment in the development of new products through research and development was $10,590,000, $10,766,000 and $13,327,000 in 1999, 1998, and 1997,
    respectively. As a percentage of revenue, research and development expenses were 14%, 16% and 20% for 1999, 1998 and 1997, respectively. In 2000, research and development expenses are expected to remain consistent with 1999.

    Sales and Marketing: Sales and marketing expenses were $11,036,000, $10,060,000 and $11,686,000 in 1999, 1998 and 1997, respectively. As a percentage of revenue, sales and marketing expenses were 15%, 15% and 18% for 1999, 1998 and 1997, respectively. In 2000, sales and marketing expenses are expected to remain consistent with 1999.

    General and Administrative: General and administrative expenses were $5,366,000, $5,417,000 and $6,248,000 in 1999, 1998 and 1997,
    respectively. As a percentage of revenue, general and administrative expenses were 7%, 8% and 10% for 1999, 1998 and 1997, respectively. In 2000, general and administrative expenses are expected to remain consistent with 1999.

    Interest  Income:    Interest  income  was  $481,000,   $338,000  and
    $438,000 in 1999, 1998 and 1997, respectively. The change in interest income from year to year is a reflection of the increase and decrease in the funds available for investment.

    Interest Expense: Interest expense was $694,000, $1,025,000 and $1,126,000 in 1999, 1998 and 1997, respectively. The decrease in interest expense is due to the pay-down of the Company's credit facility.

    Other Expense:   Other expense was $817,000,  $896,000  and $837,000
    in  1999, 1998  and  1997,  respectively.   Other  expense  primarily
    reflects  the  amortization   of  goodwill  and  acquired   developed
    technologies related to the 1996 Synaptel acquisition.

    Provision for Income Taxes: The Company's provision for taxes was $2,389,000, $2,230,000, and $201,000 in 1999, 1998 and 1997,
    respectively. The Company experienced a net loss before taxes in 1997; however, due to the effects of non-deductible goodwill and state income taxes, the Company had a tax provision of $201,000.

    The effective income tax rates were 36% in 1999 and 39% in 1998. The decrease in the effective income tax rate was primarily due to utilization of tax loss carry forwards from its Synaptel subsidiary.

    Discontinued Operations: In September 19999 the Company completed the sale of its VOIP business. Gain on disposal of assets was $326,000 net of tax in 1999. Operating losses, net of tax for the VOIP business were $1,193,000 and $829,000 for 1999 and 1998 respectively. Due to the uncertainty of payment on the remaining proceeds, the Company will recognize income as payment is received. In January 2000, the $830,000 note receivable was collected. This amount will be recorded as income during the first quarter.

    Net Income (Loss): The Company reported net income of $3,424,000 in 1999 and $2,713,000 in 1998, and a net loss of $971,000 in 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities aggregated $16,276,000, $7,961,000 and $5,519,000 at December 31,
    1999, 1998 and 1997, respectively. The growth in cash, cash equivalents and marketable securities from 1998 to 1999 is primarily attributable to cash generated by the Company's operations and proceeds received from the exercise of stock options. Expenditures for equipment and purchased software were $2,003,000, $2,892,000 and $1,150,000 in 1999, 1998 and 1997, respectively. At December 31,
    1999, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating lease on its Dallas facility, future debt payments and buy back of Interphase Common Stock from Motorola. In 1996, the Company entered into a $16,000,000 credit facility with a financial institution. This credit facility includes an $8,500,000 term loan, a $2,500,000 equipment loan and a $5,000,000 revolving credit facility. The term and equipment loans are due in quarterly installments, and expire in November 2001. The revolving credit facility expires in June 2001. In 2000, maturities of this credit facility will be approximately $2,192,000. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2000.

    Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4,125,000. Under the terms of the agreement Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheet. As of December 31, 1999, 212,668 shares have been purchased for $1,329,175 and retired; 447,332 shares remain to be purchased.

    The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable needs for the next 12 months.
    Year 2000

    The Company, its suppliers and customers did not experience any significant malfunctions or errors in their operations or business systems as a result of the Y2K issue.

    The products that the Company sells are Y2K compliant. The Company's internal reporting system has been replaced with a Y2K compliant Enterprise Reporting Planning (ERP) system. Direct expenditures were approximately $900,000. The Company funded these expenditures through its normal operating budget, and as required by generally accepted accounting principles, these costs were expensed as incurred, excluding the capitalization of application software. The capitalization for software was approximately $367,000.

    Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedge relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We do not expect SFAS 133 to have a material effect on our financial position or results of operations.



    ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through it regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

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

    ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable

                                PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Directors

    See information regarding the directors and nominees for director under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000, which is incorporated herein by reference.

    Executive Officers

    As of March 6, 2000, the executive officers of the Company, their respective ages, positions held and tenure as officers are listed below:
                                                                 Executive
                                                                Officers of
                                                                the Company
           Name         Age  Position(s) Held with the Company     Since
    -----------------   ---  ---------------------------------     -----
    R. Stephen Polley   49   Chairman                               1993

    Gregory B. Kalush   43   Chief Executive Officer,               1998
                             and President

    Steven P. Kovac     44   Chief Financial Officer                1999
                             Vice President of Finance
                             and Treasurer

    R. Stephen Polley joined the Company as President and Chief Operating Officer and was elected a director by the Board of Directors in November 1993. In June 1994, Mr. Polley was named Chief Executive Officer of the Company and appointed Chairman of the Board of Directors. In March 1999, Mr. Polley resigned all officer positions, to become Chief Executive Officer and President of Cozone.com, a division of CompUSA, Inc., but remained Chairman of the Board. Mr. Polley is not seeking reelection to the Board of Directors in 2000. In June 1998, Mr. Polley was appointed a director of ObjectSpace. ObjectSpace is a provider of distributed computing solutions built on 100% Pure Java(tm). From August 1992 to February 1993, Mr. Polley acted as a consultant in strategic and management matters and as a director for Computer Automation, Inc. Computer Automation provided various products and services for use in facsimile management systems, minicomputers and microcomputers. From 1987 to April 1992, Mr. Polley served as President, Chief Executive Officer and a director of Intellicall, Inc., a diversified supplier of telecommunications products and services including private pay telephones and microprocessor-based automated operator systems.

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

    Steven  P. Kovac  joined  the  Company in  1999  as  Chief  Financial
    Officer, Vice President of Finance and Treasurer. Prior to Interphase, From 1997 to 1999 Mr. Kovac served as Chief Operating Officer and Chief Financial Officer for TPN Inc. a satellite television network. From 1989 to 1997 Mr. Kovac was the Regional Vice President of Finance and Chief Financial Officer for AT&T Wireless Services, McCaw Cellular Communications and LIN Cellular Communications. From 1988 to 1989 Mr. Kovac was Vice President of Finance and Administration for BBL Industries, which manufactures paging terminals and voice messaging equipment. Mr. Kovac is a member of the Board of Directors for Integrated Systems Corporation, a reseller of DSL and satellite ISP, located in Denver Colorado.


    ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2000, which is incorporated herein by reference.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

    The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2000, which is incorporated herein by reference.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2000, which is incorporated herein by reference.

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


  (b)  Reports on Form 8-K.

  The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 1999.

                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERPHASE CORPORATION

  Date:     March 29, 2000           By:  /s/ Gregory B. Kalush
                                          ---------------------
                                          Gregory B. Kalush
                                          Chief Executive Officer
                                           and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.


                    Name                             Title

     /s/ R. Stephen Polley                  Chairman of the Board and
   ----------------------------------       Director
         R. Stephen Polley

    /s/ Gregory B. Kalush                   Chief Executive Officer and
   ----------------------------------       President
        Gregory B. Kalush                   (Principal executive officer)


    /s/ Steven P.  Kovac                    Chief Financial  Officer,
   ----------------------------------       Treasurer
                    Steven P. Kovac         Vice President of Finance
                                            (Principal financial officer)

    /s/ James F. Halpin                     Director
   ----------------------------------
        James F. Halpin

    /s/ Paul N. Hug                         Director
   ----------------------------------
        Paul N. Hug

    /s/ David H. Segrest                    Director
   ----------------------------------
        David H. Segrest

    /s/ S. Thomas Thawley                   Director
   ----------------------------------
        S. Thomas Thawley

    /s/ William R. Voss                     Director
   ----------------------------------
        William R. Voss

                          INDEX TO EXHIBITS

  Exhibits
    2 (a)   Stock Purchase Agreement,  dated as of  June 29, 1996,  among
            Interphase Corporation,  Synaptel and  Philippe Oros,  Xavier
            Sutter, Francois Lecerf, Schroder Ventures French  Enterprise
            Fund LPI (USA), Schroder ventures French     Enterprise  Fund
            UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)
    3 (a)   Certificate of Incorporation of the registrant. (1)
    3 (b)   Amendment to Articles of Incorporation of the registrant. (10)
    3 (c)   Amended  and Restated  Bylaws of  the registrant  adopted  on
            December 5, 1995. (6)
   10 (a)   Registrant's Amended  and  Restated  Stock  Option  Plan  and
            Amendment No. 1 and 2 thereto. (9)
   10 (b)   Registrant's Amended and Restated Stock Option Plan Amendment
            No. 4. (10)
   10 (c)   Registrant's Incentive Stock Option Sub-Plan. (3)
   10 (d)   Stock Purchase Warrant issued to Motorola, Inc. (4)
   10 (e)   Lease on Dallas facility. (5)
   10 (f)   Directors Stock Option Plan and Amendment No. 1 thereto. (6)
   10 (g)   Directors Stock Option Plan Amendment No. 2  (10)
   10 (h)   Loan Agreement  between  Interphase Corporation and BankOne
            Texas, N.A. (8)
   10 (i)    Purchase Agreement between Interphase Corporation and Cisco
            Systems Inc. (9)
   10 (j)    Motorola Stock Repurchase Agreement (2)
   23 (a)    Consent of Independent Public Accountants. (10)
   27        Financial Data Schedule. (10)
  _____________________
  (1)  Filed as an exhibit to Registration Statement No. 2-86523 on
       Form S-1 and incorporated herein by reference.
  (2)  Filed as an exhibit to Report on Form 8-K  on October 15, 1998, and incorporated herein by reference.
  (3)  Filed  as an exhibit  to Report on  Form 10-K for  the year  ended
       October 31, 1988    and incorporated herein by reference.
  (4)  Filed as an exhibit  to Report on Form 10-Q for the quarter  ended
       April 30, 1989      and  incorporated herein by reference.
  (5) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994 and incorporated herein by reference.
  (6) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.
  (7)  Filed as an exhibit  to Report on Form 8-K on August 6, 1996,  and
       incorporated   herein by reference.
  (8)  Filed as an exhibit to Report on Form 8-KA on October 4, 1996  and
       incorporated   herein by reference.
  (9) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
 (10)  Filed herein.

                  INDEX TO FINANCIAL STATEMENTS AND
                    FINANCIAL STATEMENT SCHEDULES




  Management's Report on Financial Responsibility                  F-2

  Report of Independent Public Accountants -
       ARTHUR ANDERSEN LLP                                         F-3

  Consolidated Balance Sheets - December 31, 1999 and 1998         F-4

  Consolidated Statements of Operations - Years Ended
       December 31, 1999, 1998 and 1997                            F-5

  Consolidated Statements of Shareholders' Equity - Years Ended
       December 31, 1999, 1998 and 1997                            F-6

  Consolidated Statements of Cash Flows - Years Ended
       December 31, 1999, 1998 and 1997                            F-7

  Notes to Consolidated Financial Statements                    F-8 to F-21

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

  The Board of Directors, acting through its Audit Committee, monitors the accounting affairs of the Company and has approved the accompanying consolidated financial statements. The Audit Committee, consisting of three directors, reviews the results of the annual financial statement audit, and the actions taken by management in discharging its responsibilities for accounting and financial reporting. The Audit Committee meets periodically and privately with management and the independent public accountants to assure that each is carrying out its responsibilities.



  Gregory B. Kalush
  Chief Executive Officer and President

  February 9, 2000

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Shareholders and Board of Directors of Interphase Corporation:

  We  have  audited  the  accompanying  consolidated  balance  sheets  of
  Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                          ARTHUR ANDERSEN  LLP


  Dallas, Texas
  February 9, 2000

   INTERPHASE CORPORATION
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except number of shares data)
                                                          December 31,
   ASSETS                                               1999       1998
   ------                                           ----------------------

   Cash and cash equivalents                        $   10,988  $    4,531
   Marketable securities                                 5,288       3,430
   Trade accounts receivable, less allowances
     for uncollectible accounts of $260 and
     $164 respectively                                  14,005      13,716
   Inventories, net                                     11,678      13,488
   Prepaid expenses and other current assets             1,383         856
   Deferred income taxes, net                              774         516
                                                     ---------------------
     Total current assets                               44,116      36,537
                                                     ---------------------
   Machinery and equipment                               9,149      10,135
   Leasehold improvements                                2,907       2,909
   Furniture and fixtures                                  475         515
                                                     ---------------------
                                                        12,531      13,559
                                                     ---------------------
   Less-accumulated depreciation                       (10,334)    (10,339)
                                                     ---------------------
     Total property and equipment, net                   2,197       3,220
                                                     ---------------------
   Capitalized software, net                               684         773
   Deferred income taxes, net                            1,458       1,376
   Acquired developed technology, net                    2,280       3,365
   Goodwill, net                                         2,830       3,070
   Other assets                                          1,106       1,947
                                                     ---------------------
     Total assets                                   $   54,671  $   50,288
                                                     =====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
     Liabilities
   Accounts payable                                 $    2,129  $    2,883
   Accrued liabilities                                   1,586       1,639
   Accrued compensation                                  2,131       2,041
   Income taxes payable                                    754       1,408
   Current portion of debt                               2,202       2,252
                                                     ---------------------
     Total current liabilities                           8,802      10,223
   Other liabilities                                       570         873
   Long-term debt, net of current portion                5,164       7,367
                                                     ---------------------
     Total liabilities                                  14,536      18,463

   Commitments and contingencies
   Common stock redeemable; 447,332
     and 610,000 shares respective                       2,796       3,813

     Shareholders' Equity
   Common stock, no par value; 100,000,000              36,537      31,221
     shares authorized; 5,391,296 and 4,861,858
     shares issued and outstanding, respectively
   Retained earnings (deficit)                             207      (3,217)
   Cumulative other comprehensive income                   595           8
                                                     ---------------------
     Total shareholders' equity                         37,339      28,012
                                                     ---------------------
     Total liabilities and shareholders' equity     $   54,671  $   50,288
                                                     =====================

   The accompanying notes are an integral part of these consolidated financial statements.

                                  F-4

   INTERPHASE CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands, except per share amounts)


                                           Year ended December 31,
                                     ---------------------------------
                                        1999        1998       1997
                                     ---------------------------------

   Revenues                          $  73,502   $  68,690   $  66,004
   Cost of sales                        38,800      35,092      33,988
                                     ---------------------------------
   Gross profit                         34,702      33,598      32,016
                                     ---------------------------------
   Research and development             10,590      10,766      13,327
   Sales and marketing                  11,036      10,060      11,686
   General and administrative            5,366       5,417       6,248
                                     ---------------------------------
     Total operating expenses           26,992      26,243      31,261
                                     ---------------------------------
   Operating income                      7,710       7,355         755

   Interest income                         481         338         438
   Interest expense                       (694)     (1,025)     (1,126)
   Other, net                             (817)       (896)       (837)
                                     ---------------------------------
   Income (loss) from continuing
     operations before income taxes      6,680       5,772        (770)

   Provision for income taxes            2,389       2,230         201
                                     ---------------------------------
   Income (loss) from continuing
     operations                          4,291       3,542        (971)

   Discontinued operations (Note 4)
   Gain on disposal of VOIP business,
     net of tax                            326           -           -
   Operating losses from VOIP
     business, net of tax               (1,193)       (829)          -
                                     ---------------------------------
   Net income (loss)                 $   3,424    $  2,713   $    (971)
                                     =================================

   Income (loss) from continuing
    operations per share
     Basic                           $    0.77    $   0.64   $   (0.18)
                                     ---------------------------------
     Diluted                         $    0.70    $   0.63   $   (0.18)
                                     ---------------------------------
   Net income (loss) per share
     Basic                           $    0.61    $   0.49   $   (0.18)
                                     ---------------------------------
     Diluted                         $    0.56    $   0.48   $   (0.18)
                                     ---------------------------------

   Weighted average common shares        5,593       5,508       5,496
                                     ---------------------------------
   Weighted average common and
     common equivalent shares            6,113       5,628       5,496
                                     ---------------------------------
   The accompanying notes are an integral part of these consolidated financial statements.

                                  F-5

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  (in thousands)

                                                                     Cumulative
                                                          Retained     Other
                                         Common Stock     Earnings  Comprehensive         Comprehensive
                                        Shares   Amount   (Deficit)    Income      Total  Income (loss)
                                         ------------------------------------------------  ---------
  Balance at December 31, 1996           5,492 $ 35,195   $ (4,959)   $   150    $ 30,386
  Option exercises, including
    related tax benefit                     24      131          -          -         131  $       -

  Comprehensive income (loss):
    Foreign currency translation             -        -          -         14          14         14
    Unrealized holding period loss           -        -          -        (17)        (17)       (17)

  Net loss                                   -        -       (971)         -        (971)      (971)
                                                                                            --------
  Total comprehensive income (loss)          -        -          -          -           -   $   (974)
                                         ------------------------------------------------   --------
  Balance at December 31, 1997           5,516   35,326     (5,930)       147      29,543
                                         ------------------------------------------------
  Option exercises, including
    related tax benefit                      6       20          -          -          20   $      -

  Redeemable common stock                 (660)  (4,125)         -          -      (4,125)         -

  Comprehensive income:
    Foreign currency translation             -        -          -       (205)       (205)      (205)
    Unrealized holding period gain           -        -          -         66          66         66

  Net income                                 -        -      2,713          -       2,713      2,713
                                                                                            --------
  Total comprehensive income                 -        -          -          -           -   $  2,574
                                         ------------------------------------------------   --------
  Balance at December 31, 1998           4,862 $ 31,221   $ (3,217)   $     8    $ 28,012
                                         ------------------------------------------------
  Option exercises                         529    3,816          -          -       3,816   $      -

  Tax benefit from option exercises          -    1,500          -          -       1,500          -

  Comprehensive income:
    Foreign currency translation             -        -          -       (105)       (105)      (105)
    Unrealized holding period gain,
      net of                                 -        -          -        692         692        692

  Net income                                 -        -      3,424          -       3,424      3,424
                                                                                            --------
  Total comprehensive income                 -        -          -          -           -   $  4,011
                                         ------------------------------------------------   --------
  Balance at December 31, 1999           5,391 $ 36,537    $   207    $   595    $ 37,339
                                         ------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  F-6

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                             Years ended December 31,
                                                         --------------------------------
                                                            1999        1998        1997
                                                         --------------------------------
Cash flows from operating activities:
  Net income (loss) from continuing operations           $  4,291    $  3,542    $   (971)
  Operating loss from discontinued operations              (1,193)       (829)          -
  Gain on disposal of discontinued operations                 326           -           -
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
   Depreciation and amortization                            3,640       4,013       4,739
   Deferred income taxes                                     (340)       (344)       (270)
   Tax benefit from stock option exercices                  1,500           -           -
   Changes in assets and liabilities-
       Trade accounts receivable                             (289)       (686)      2,152
       Inventories                                          1,810       1,407      (2,296)
       Prepaid expenses and other current assets             (527)        (58)        423
       Accounts payable and accrued liabilities              (787)       (643)     (2,081)
       Accrued compensation                                    90         131      (1,052)
       Income taxes payable                                  (654)      1,211         104
                                                         --------------------------------
   Net adjustments                                          3,576       4,202       1,719
                                                         --------------------------------
       Net cash provided by operating activities            7,867       7,744         748
                                                         --------------------------------
Cash flows from investing activities:
   Additions to property, equipment, capitalized
     software and leasehold improvements                   (2,003)     (2,892)     (1,150)
   Decrease in other assets                                 1,021         206         373
   Cash received in sale of VOIP                              600           -           -
   (Increase) decrease in marketable securities            (1,858)       (158)        307
                                                         --------------------------------
       Net cash used by investing activities               (2,240)     (2,844)       (470)
                                                         --------------------------------
Cash flows from financing activities:
   Decrease in other long-term liabilities                   (303)        273        (592)
   Payments on debt                                        (2,253)     (2,458)     (2,338)
   Proceeds from debt                                           -           -       2,500
   Change in comprehensive income                             587        (139)         (3)
   Purchase of redeemable common stock                     (1,017)       (312)          -
   Proceeds from the exercise of stock options              3,816          20         131
                                                         --------------------------------
       Net cash provided (used) by financing activities       830      (2,616)       (302)
                                                         --------------------------------
Net increase (decrease) in cash and cash equivalents        6,457       2,284         (24)
Cash and cash equivalents at beginning of year              4,531       2,247       2,271
                                                         --------------------------------
Cash and cash equivalents at end of year                 $ 10,988    $  4,531    $  2,247
                                                         ================================

Supplemental Disclosure of Cash Flow Information:
Interest paid                                            $    698    $    953    $    996
Taxes refunded                                                  -           -          27
Taxes paid                                                  1,703         891         389

The accompanying notes are an integral part of these consolidated financial statements.

                                  F-7

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

  The Company completed the sale of its VOIP business as of September 30, 1999. Accordingly, the Company's consolidated financial statements and notes for all periods presented reflect the VOIP business as a discontinued operation. See further discussion of sale in Note 4.

  Cash and Cash Equivalents:   The Company  considers cash and  temporary
  investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

  Marketable Securities: As of December 31, 1999 and 1998, the fair market value of marketable securities was $5,288,000 and $3,430,000, respectively. All marketable securities are classified as "available-for-sale securities" and are reported at fair value. Unrealized gains and losses are excluded from net income and reported as a separate component of comprehensive income in shareholders equity. The Company's results of operations will continue to include earnings from such securities as calculated on a yield-to-maturity basis. During 1998 the Company realized a loss of $34,000 from the sale of securities. The Company had an unrealized gain of $626,000 in 1999, and an unrealized gain of $83,000 (net of taxes) in 1998, with respect to certain available-for-sale securities.

  Allowance for doubtful  accounts:  As  of December 31,  1999, 1998  and
  1997, the allowance for doubtful accounts was $260,000, $164,000 and $544,000. The activity in this account was as follows (in thousands):


                       Balance at              Write-offs    Balance
                       Beginning  Charged to     Net of       at End
  Year Ended:          of Period   Expense     Recoveries    of Period
  --------------------------------------------------------------------
  December 31, 1999    $ 164        $ 120        $ (24)        $ 260
  December 31, 1998      544          392         (772)          164
  December 31, 1997      503          337         (296)          544

  Inventories (net): Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. The reserve for obsolescence was $1,644,000 in 1999 and $497,000 in 1998. Cost is determined on a first-in, first-out basis (in thousands):


                                   Years ended December 31,
                                    1999               1998
                                  --------------------------
  Raw Materials                  $  8,044           $  8,119
  Work-in-process                   3,352              4,828
  Finished Goods                      282                541
                                  -------            -------
  Total                          $ 11,678           $ 13,488
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

         Year ended        Depreciation      Accumulated
        December 31:          Expense        Depreciation
        ------------          -------        ------------
           1999              $ 2,035           $ 10,334
           1998                2,436             10,339
           1997                2,781             11,817

  The depreciable lives of property and equipment are as follows:

  Machinery and equipment       3-5   years
  Leasehold improvements        3-10  years
  Furniture and fixtures        5-7   years

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

         Year ended         Amortization     Accumulated
        December 31:          Expense        Amortization
        ------------          -------        ------------
            1999               $ 280           $ 1,875
            1998                 302             1,656
            1997                 223             1,950


  Research and Development Subsidy: Included in other assets at December 31, 1999 and 1998, is a receivable for a subsidy of $529,000 and $1,437,000, respectively, due from the French government related to the research and development activities of the Company's Paris based operation.

  Intangibles: As a result of the acquisition of Synaptel, S.A. ("Synaptel") and certain product rights acquired from Cisco Systems, Inc. ("Cisco"), the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill (See Note 2). Developed technology and assembled workforce are amortized on a straight-line basis over a 7-year period. Goodwill is amortized on a straight-line basis over a 10-year period. Acquired product rights from Cisco are amortized ratably over the anticipated revenue stream of such products sold. The December 31, 1999 intangible balances at cost and related amortization expense and accumulated amortization were as follows (in thousands):

                                    Amortization Expense  Accumulated   Ending
                      Intangibles   1999    1998    1997  Amortization  Balance
                      ---------------------------------------------------------
 Developed technology  $ 4,230     $ 600   $ 600   $ 600    $1,950      $ 2,280
 Assembled workforce       390        60      60      60       195          195
 Goodwill-Synaptel       3,596       240     240     263       766        2,830
 Acquired Product
   Rights-Cisco          2,500       485     435     812     2,500          -


  Long-Lived Assets: Intangibles and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction in value were to occur.

  Revenue Recognition: Revenue from product sales is recorded when the earnings process has been completed, as evidenced by a delivery, a fixed and determinable price and when collectibility is reasonably assured.

  Concentration of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company's sales have been to original equipment manufacturers of computer systems.

  The Company conducts credit evaluations of its customers' financial condition and limits the amount of trade credit extended when necessary. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  Research and Development: Research and development costs are charged to expense as incurred.

  Foreign Currency Translation: Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are reflected in shareholders' equity as a component of comprehensive income.

  Income Taxes: The Company determines its deferred taxes using the liability method. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax law. The Company's consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.


  Net Income (Loss) Per Common and Common Equivalent Share:

  The following table shows the calculation of the Company's weighted average common and common equivalent shares outstanding (in thousands):


                                      Years ended December 31,
                                        1999    1998    1997
                                       ---------------------
  Weighted average
  shares outstanding                   5,593   5,508   5,496

  Dilutive impact  of stock options      520     120       -
                                       -----   -----   -----
  Total outstanding weighted
  average common and common
  equivalent shares                    6,113   5,628   5,496
                                       =====   =====   =====

  Anti-dilutive options of 117,000, 944,000 and 1,027,000 were excluded from the dilutive calculation in 1999, 1998 and 1997, respectively.

  Recently Issued Accounting Policies: In June 1998, the Financial Accounting Standards Board, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains or losses be reported either in the statement of operations or as a components of comprehensive income, depending on the type of hedge relationship that exists. SFAS 133 as amended by SFAS 137 will be effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material effect on our financial position or results of operations.

  Certain Reclassifications:    Certain  prior  year  amounts  have  been
  reclassified to conform with the 1999 presentation.

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

  2.   ACQUISITION

  SYNAPTEL

  Effective June 29, 1996, the Company acquired all the capital stock of Synaptel, S.A. ("Synaptel"), a French company, for approximately $19,000,000. The purchase consideration consisted of $8,000,000 in cash, 594,595 shares of the Company's common stock, valued at approximately $9,200,000 and $1,800,000 of accrued acquisition costs. The Company financed the cash portion of the consideration through a credit facility with a financial institution. This acquisition was accounted for using the purchase method of accounting from the effective date of the acquisition. The total purchase consideration in excess of the fair value of the tangible and identified intangible assets acquired was included in goodwill. Identified intangibles acquired included approximately $11,600,000 of in-process research and development, $4,230,000 of developed technology and $390,000 related to Synaptel's assembled workforce. Acquired in-process research and development activities had no alternative future use and had not achieved technological feasibility, accordingly the amount was expensed in 1996.

  3.   CREDIT FACILITY

  Prior to and in conjunction with the Synaptel acquisition discussed  in
  Note 2, the Company entered into a credit facility with BankOne Texas NA. The credit facility consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The revolving credit facility matures June 30, 2001, and bears interest at the bank's base rate (currently 8.5%). The term loan and equipment loan are payable in equal quarterly installments totaling $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowing under the revolving credit component of the credit facility. The credit facility is collateralized by marketable securities, accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At December 31, 1999, the Company was in compliance with all covenants. At December 31, 1999, total availability under this revolving credit facility was $1,500,000.

  At December 31, 1999 and 1998, the Company's outstanding debt consisted of the following (in thousands):

                                       Year ended December 31,
                                          1999        1998
                                        -------------------
  Acquisition term loan                $  2,975    $  4,675
  Equipment financing loan                  881       1,373
  Borrowings under revolving
   credit facility                        3,500       3,500
  Other                                      10          71
                                        -------     -------
  Total                                   7,366       9,619
  Less current portion                    2,202       2,252
                                        -------     -------
  Total long-term debt                 $  5,164    $  7,367
                                        =======     =======

  The total scheduled debt  principal payments are   $2,202,000 in  2000,
  $5,164,000 in 2001 and zero thereafter.


  4.  DISPOSITION OF ASSETS

  Effective June 30, 1999, the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,172,000 to the former owner of Synaptel. The sales proceeds consisted of $300,000 due at closing with a $830,000 technology license fee. The license fee is payable based on capital availability of the purchaser or based on 5% of the purchaser's revenues, beginning July 1, 2000. Due to the uncertainty of payment on the remaining license fee, the Company will recognize the income as payment is received. The Company received $300,000 and has included a gain of $186,000 net of $114,000 tax, in gain on disposal of VOIP business, in the Consolidated Statement of Operations. This investment is included in other assets.

  In January 2000,  the remaining $830,000  was collected.   This  amount
  will be recorded as income in the first quarter of 2000.

  Effective September 27, 1999 the Company sold the remainder of its VOIP business, Zirca Corporation ("Zirca") along with the technologies developed by Zirca for $300,000 cash and stock valued at $517,680 to UniView Technologies, resulting in a gain of $140,000, net of $86,000 tax. The UniView securities received as part of the agreement are included on the Consolidated Balance Sheet in Marketable Securities, and accounted for as available for sale securities.

  The following are the results of operations for the discontinued losses for the period presented: (in thousands)

                                                  Year ended December 31,
                                                    1999           1998
                                                  -------        -------
  Loss from discontinued                         $ (1,924)      $ (1,337)
  operations before tax
  Income tax benefit                                  731            508
                                                  -------        -------
  Net loss from discontinued operations          $ (1,193)      $   (829)
                                                  =======        =======

  As of  December  31, 1998,  the  Company's VOIP  business  segment  had
  $752,000 of  fixed  assets.   There  were  no operations  in  the  VOIP
  business in 1997.

  5.  INCOME TAXES

  The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

                              Year ended December  31,
                            1999       1998        1997
                            ----------------------------
  Current provision        $2,729     $2,574      $  471
  Deferred (benefit)        (340)      (344)       (270)
                            -----      -----       -----
  Income tax expense       $2,389     $2,230      $  201
                            =====      =====       =====

  Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 1999 and 1998, are presented as follows (in thousands):

                                    Year ended December  31,
                                       1999          1998
                                      --------------------
  Current deferred tax assets:
  Inventory                          $  559         $  169
  Accounts receivable                   147             81
  Vacation accrual                       20             58
  Other accruals                         48            208
                                      -----          -----
  Total                              $  774         $  516
                                      =====          =====

  Noncurrent deferred tax
    assets (liabilities), net:
  Assets:
  Depreciation                       $1,450         $1,361
  Amortization                          682            544
                                      -----          -----
                                      2,132          1,905
  Liabilities:
  Other                               (674)          (529)
                                      -----          -----
  Total                              $  458         $1,376
                                      =====          =====

  The Company has not recorded a valuation allowance with respect to the various deferred tax assets as management believes it is more likely than not that these assets will be realized. Management periodically reviews the realizability of the Company's deferred tax assets, as appropriate, when existing conditions change the probability of realization. The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

                                           Year ended December 31,

                                           1999      1998      1997
                                         ---------------------------
  Income taxes at statutory rate        $  2,271  $  1,962   $  (262)
    State income taxes                       168        11         1
  Non-deductible goodwill
    amortization                             306       306       314
  Benefit of tax loss carry-forward         (339)     (131)       -
  Other                                      (17)       82       148
                                         -------   -------    ------
  Provision for income taxes            $  2,389  $  2,230   $   201
                                         =======   =======    ======

  6.  COMMON STOCK

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

                                  Number of  Weighted Average
                                   Options     Option Price
                                   ------------------------
  Balance, December 31, 1996         1,112        10.34
                                     =====        -----

  Granted                              381         7.95
  Exercised                            (24)        7.26
  Canceled                             (59)       10.17
                                     -----        -----
  Balance, December 31, 1997         1,410        10.80
                                     =====        -----

  Granted                              246         6.83
  Exercised                            (17)        4.17
  Canceled                            (499)        7.90
                                     -----        -----
  Balance, December 31, 1998         1,140         8.62
                                     =====        -----

  Granted                              793        16.47
  Exercised                           (441)        7.09
  Canceled                            (270)        8.48
                                     -----        -----
  Balance, December 31, 1999         1,222        13.22
                                     =====        -----

  Exercisable at December 31, 1999     180         7.71
                                     =====        -----

  The following table summarizes information about options granted under the Plan that were outstanding at December 31, 1999:


                                 Options Outstanding                 Options Exercisable
                                 -------------------                ----------------------
  Range of Exercise    Number of   Weighted-Average     Weighted      Number      Weighted
       Prices         Outstanding    Remaining          Average     Exercisable   Average
                      at 12/31/99   Contractual         Exercise    at 12/31/99   Exercise
                         (000)         Life              Price         (000)       Price
   ---------------------------------------------------------------------------------------
   $ 4.25-$ 7.75          483          7.99            $   6.85         137       $  6.67
   $ 8.00-$18.50          437          9.12               13.49          43         11.09
   $20.50-$33.81          302          9.80               23.03           -             -
   ---------------------------------------------------------------------------------------
        Total           1,222          8.84            $  13.22         180        $ 7.71

  Director Stock Options: In May 1994, the Company formalized its program ("directors' plan") of granting stock options to its directors. 500,000 common shares were made available for grant under this plan. Stock option grants pursuant to the directors' plan will vest in one year and have a term of five years. The exercise prices related to these options were equal to the market value of the Company's stock on the date of grant. The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):


                                     Number of  Weighted Average
                                      Options     Option Price
                                      ------------------------
  Balance, December 31, 1996            176           8.52
                                        ===           ====

  Granted                                55           7.78
                                        ---           ----
  Balance, December 31, 1997            231           8.35
                                        ===           ====

  Granted                                40           8.09
                                        ---           ----
  Balance, December 31, 1998            271           8.31
                                        ===           ====

  Granted                                35           7.50
  Exercised                             (88)          8.20
  Cancellations                         (25)          6.63
                                        ---           ----
  Balance, December 31, 1999            193           8.43
                                        ===           ====

  Exercisable at December 31, 1999      158           8.64
                                        ===           ====

  The following table summarizes information about options granted under the Plan that were outstanding at December 31, 1999:


                                 Options Outstanding                 Options Exercisable
                                 -------------------                ----------------------
  Range of Exercise    Number of   Weighted-Average     Weighted      Number      Weighted
       Prices         Outstanding    Remaining          Average     Exercisable   Average
                      at 12/31/99   Contractual         Exercise    at 12/31/99   Exercise
                         (000)         Life              Price         (000)       Price
   ---------------------------------------------------------------------------------------
    $4.25-$7.75           118          3.60             $ 6.09           83       $ 5.49
    $8.00-$18.50           75          2.32              12.12           75        12.12
   ---------------------------------------------------------------------------------------
       Total              193          3.10             $ 8.43          158       $ 8.64

  Accounting for Stock-Based Compensation: In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has two stock option plans, the Amended and Restated Stock Option plan, which also includes the Sub-Plan, and the Directors Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income for 1999, 1998 and net loss in 1997 would have been $1,463,000, $1,635,000 and $(2,121,000), respectively, resulting in diluted earnings per share of $0.24 $0.29 and $(0.39), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 1999, 1998 and 1997: risk-free interest rate of 6% for each year 1999, 1998 and 1997, expected dividend yield of zero in each year, expected term of 4.83 years in 1999, 4.41 years in 1998 and 4.48 years in 1997, and expected volatility of 140.29% in 1999, 117.31% in 1998 and 93.6% in 1997. The weighted average fair valuation per share was $14.25 in 1999, $5.42 in 1998 and $5.56 in 1997.

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.


  7.  ACCRUED LIABILITIES

  Accrued liabilities consisted of the following (in thousands):

                                   Years ended December 31,
                                     1999           1998
                                    ---------------------
  Accrued outside commissions      $   362        $   371
  Accrued property tax                 147             67
  Accrued other                      1,077          1,201
                                    ------         ------
                                   $ 1,586        $ 1,639
                                    ======         ======

  8.  RELATED-PARTY TRANSACTIONS

  The Company paid approximately $366,000, $425,000 and $347,000 for the years ended December 31, 1999, 1998 and 1997, respectively, to certain outside directors of the Company or their firms as renumeration for their professional services. The Company believes the terms were equivalent to those of unrelated parties.

  9.  TRANSACTIONS WITH MOTOROLA, INC.

  Shipments to Motorola comprised the following percentage of the Company's revenues for the periods indicated:

                                     % of Total
  Year ended December 31,             Revenues
  -----------------------             --------
   1999                                1.0 %
   1998                                3.0 %
   1997                                3.0 %

  Stock Repurchase: Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each purchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of December 31, 1999, 212,668 shares have been purchased for $1,329,175 and retired.

  10.  EMPLOYEE BENEFIT PLAN

  The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches employee's contributions up to 3% of the employees' annual salary. The total expense under this plan was $232,000, $240,000 and $171,000 for the years ended December 31, 1999, 1998 and 1997 respectively. The Company offers no post-retirement or post-employment benefits.

  11.  OTHER FINANCIAL INFORMATION

  Major Customers: The Company had one customer that accounted for more than 10% in 1999, 1998 and 1997, of the Company's consolidated revenues. Net revenues resulting from this customer were as follows ($ in thousands):

    Year           Total Revenues      % of Consolidated Revenues
    -------------------------------------------------------------
    1999              $ 36,869                    50%
    1998                28,349                    41%
    1997                26,402                    40%

  Commitments: The Company leases its office, research and development and manufacturing facility and certain manufacturing equipment under noncancelable operating leases to 2005. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 1999, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

    Year ending December 31:
    ------------------------
    2000                     $  1,120
    2001                          985
    2002                          878
    2003                          262
    2004                          182
    Thereafter                     84


  Total rent expense for operating leases was approximately as follows (in thousands):

    Year                     Total Rent Expense
    ----                     ------------------
    1999                           $1,231
    1998                            1,089
    1997                            1,024

  Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

  SEGMENT DATA

  The Company is principally engaged in the design, development and manufacturing of advanced technologies for enterprise networks and storage environments. The chief operating decision-makers review financial information presented on a consolidated basis, accompanied by information by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

  Geographic revenue and long lived assets related to North America and other foreign countries as of and for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

     Revenues               1999        1998         1997
     ----------------------------------------------------
     North America       $ 60,791    $ 53,478    $ 53,059
     Europe                10,173      13,785      10,867
     Pacific Rim            2,538       1,427       2,078
                          -------     -------     -------
     Total               $ 73,502    $ 68,690    $ 66,004
                          =======     =======     =======

  Geographic long-lived  assets  exclude  corporate  assets.    Corporate
  assets include  cash and  cash equivalents,  marketable securities  and intangibles.

     Long lived assets       1999        1998        1997
     ----------------------------------------------------
     North America       $  2,658    $  3,701    $  3,474
     Europe                   223         292         320
     Pacific Rim              -           -           -
                          -------     -------     -------
     Total               $  2,881    $  3,993    $  3,794
                          =======     =======     =======

  Additional information regarding revenue by product-line is as follows:

     Product Revenue         1999        1998        1997
     ----------------------------------------------------
     WAN                 $  5,016    $  6,983    $  5,342
     LAN                   26,516      42,652      52,613
     Embedded               6,422       1,823         127
     Storage               35,548      17,232       7,922
                          -------     -------     -------
     Total               $ 73,502    $ 68,690    $ 66,004
                          =======     =======     =======

   QUARTERLY FINANCIAL DATA (Unaudited)

                                                Quarter Ended
                             March 31    June 30  September 30  December 31
                             ----------------------------------------------
  1999                          (in thousands, except per share amounts)
  ----
  Revenues                    $17,169    $17,657      $20,511      $18,165
  Gross profit                  7,819      8,272        9,845        8,766
  Income from continuing
    operations before taxes     1,482      1,114        2,387        1,697
  Income from continuing
    operations                    936        763        1,390        1,202
  Discontinued operations        (512)      (243)        (112)           0
  Net Income                      424        520        1,278        1,202

  Net income per share
  Basic EPS                   $   .08    $   .10      $   .22      $   .21

  Diluted EPS                 $   .08    $   .09      $   .20      $   .19


                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1998                           (in thousands, except per share amounts)
  ----
  Revenues                    $17,589    $16,087      $17,046      $18,124
  Gross profit                  8,143      8,080        8,366        9,038
  Income before taxes           1,180        877        1,264        1,114
  Net income                      708        510          723          772
  Net income per share
  Basic EPS                   $   .13    $   .09      $   .13      $   .14
  Diluted EPS                 $   .13    $   .09      $   .13      $   .14


                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1997                           (in thousands, except per share amounts)
  ----
  Revenues                    $16,858    $18,379      $13,611      $17,156
  Gross profit                  8,086      9,162        6,209        8,559
  Income (loss) before taxes      138        814       (2,558)         836
  Net income (loss)                97        437       (2,191)         686
  Net income (loss) per share
  Basic EPS                   $   .02    $   .08      $  (.40)     $   .12
  Diluted EPS                 $   .02    $   .08      $  (.40)     $   .12
