Form 10-Q
period 2000-03-31
INTERPHASE CORP
filed 2000-05-15
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended March 31, 2000        Commission File Number 0-13071


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

  _________________________________________________________________________
  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
  _________________________________________________________________________
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 3, 2000
  ----------------------------                   --------------------------
  Common Stock, $.10 par value                            5,817,374

                            INTERPHASE CORPORATION

                                    INDEX


 Part I -Financial Information

      Item 1.   Consolidated Interim Financial Statements

                Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999                                 3

                Consolidated Statements of Operations for the three
                months ended March 31, 2000 and 1999                  4

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 2000 and 1999                  5

                Notes to Consolidated Interim Financial Statements    6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations        10


 Part II- Other Information

      Item 6.   Reports on Form 8-K and Exhibits                     12

                Signature                                            12

 INTERPHASE CORPORATION

 CONSOLIDATED BALANCE SHEETS
 (in thousands)

                                                         Mar. 31,    Dec. 31,
 ASSETS                                                    2000        1999
                                                       -----------------------
 Cash and cash equivalents                            $    13,951   $   10,988
 Marketable securities                                      6,852        5,288
 Trade accounts receivable, less allowances
   for uncollectible accounts of $262 and
   $164, respectively                                      10,078       14,005
 Inventories, net                                          10,813       11,678
 Prepaid expenses and other current assets                    885        1,383
 Deferred income taxes, net                                   732          774
                                                       -----------------------
      Total current assets                                 43,311       44,116
                                                       -----------------------
 Machinery and equipment                                    9,562        9,149
 Leasehold improvements                                     2,921        2,907
 Furniture and fixtures                                       478          475
                                                       -----------------------
                                                           12,961       12,531
 Less-accumulated depreciation and amortization           (10,618)     (10,334)
                                                       -----------------------
      Total property and equipment, net                     2,343        2,197

 Capitalized software, net                                    636          684
 Deferred income taxes, net                                 1,458        1,458
 Acquired developed technology, net                         2,130        2,280
 Goodwill, net                                              2,770        2,830
 Other assets                                                 850        1,106
                                                       -----------------------
      Total assets                                    $    53,498  $    54,671
                                                       =======================


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                     $     1,219   $    2,129
 Accrued liabilities                                        1,102        1,586
 Accrued compensation                                         960        2,131
 Income taxes payable                                       1,453          754
 Current portion of debt                                    2,199        2,202
                                                       -----------------------
      Total current liabilities                             6,933        8,802

 Other liabilities                                            427          570
 Long term debt                                             4,615        5,164
                                                       -----------------------
      Total liabilities                                    11,975       14,536

 Commitments and contingencies
 Common stock redeemable                                    2,542        2,796

 SHAREHOLDERS' EQUITY
 Common stock, $.10 par value                               5,852        5,457
 Additional paid in capital                                31,080       31,080
 Retained earnings                                          1,501          207
 Cumulative other comprehensive income                        548          595
                                                       -----------------------
      Total shareholders' equity                           38,981       37,339
                                                       -----------------------
      Total liabilities and shareholders' equity      $    53,498  $    54,671
                                                       =======================


  The accompanying notes are an integral part of these consolidated financial statements.

 INTERPHASE CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts)
 (unaudited)
                                                Three Months Ended March 31,
                                                  ------------------------
                                                     2000          1999
                                                  ------------------------
 Revenues                                        $    13,585  $     17,169
 Cost of sales                                         6,089         9,350
                                                  ------------------------
 Gross profit                                          7,496         7,819

 Research and development                              2,554         2,556
 Sales and marketing                                   2,432         2,247
 General and administrative                            1,099         1,200
                                                  ------------------------
    Total operating expenses                           6,085         6,003
                                                  ------------------------
 Operating income                                      1,411         1,816
                                                  ------------------------
 Interest income                                         209           132
 Interest expense                                       (132)         (242)
 Other, net                                             (232)         (224)
                                                  ------------------------
 Income from continuing operations before
   income taxes                                        1,256         1,482
 Provision for income taxes                              533           546
                                                  ------------------------
 Income from continuing operations                       723           936
                                                  ------------------------
 Discontinued Operations
 Gain on disposal of VOIP business, net of tax           571           -
 Operating losses from VOIP business, net of tax         -            (512)
                                                  ------------------------
  Net income                                     $     1,294    $      424
                                                  ========================
 Net income from continuing operations per share
        Basic EPS                                $      0.12   $      0.17
                                                  ------------------------
        Diluted EPS                              $      0.11  $       0.17
                                                  ------------------------
 Net income per share
        Basic EPS                                $      0.22   $      0.08
                                                  ------------------------
        Diluted EPS                              $      0.20   $      0.08
                                                  ------------------------

 Weighted average common shares                        5,813         5,438
                                                  ------------------------
 Weighted average common and dilutive shares           6,395         5,596
                                                  ------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

 INTERPHASE CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)                                        Three Months ended March 31,
                                                       ----------------------
                                                        2000           1999
                                                       ----------------------
 Cash flow from operating activities:
   Net income from continuing operations              $    723       $    936
   Gain on disposal of VOIP business                       571            -
   Operating loss from disposal of VOIP business           -             (512)
   Adjustment to reconcile net income to net cash
     provided (used) by operating activities:
    Depreciation and amortization                          637            930
    Change in assets and liabilities:
        Trade accounts receivable                        3,927         (1,553)
        Inventories                                        865            (46)
        Prepaid expenses and other current assets          540           (346)
        Accounts payable and accrued liabilities        (1,394)           590
        Other liabilities                                 (143)            -
        Accrued compensation                            (1,171)          (606)
        Income taxes payable                               699           (543)
                                                       ----------------------
    Net adjustments                                      3,960         (1,574)
                                                       ----------------------
  Net cash provided (used) by operating activities       5,254         (1,150)
 Cash flows from investing activities:
   Additions to property, equipment, leasehold
     improvements and capitalized software                (525)          (956)
    Decrease in other assets                               256            (78)
    (Increase) decrease in marketable securities        (1,564)           (92)
                                                       ----------------------
        Net cash (used) by investing activities         (1,833)        (1,126)
 Cash flows from financing activities:
    Payments on debt                                      (552)          (667)
    Change in comprehensive income                         (47)           (48)
    Purchase of redeemable common stock                   (254)          (254)
    Proceeds from the exercise of stock options            395            130
                                                       ----------------------
        Net cash (used) by financing activities           (458)          (839)
                                                       ----------------------
 Net increase (decrease) in cash and
   cash equivalents                                      2,963         (3,115)
 Cash and cash equivalents at beginning of period       10,988          4,531
                                                       ----------------------
 Cash and cash equivalents at end of period           $ 13,951       $  1,416
                                                       ======================
 Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                    $    184       $    774
 Interest paid                                        $    160       $    186

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

 The Company has completed the sale of its Voice over Internet Protocol ("VOIP") businesses; accordingly, the Company's Consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. See further discussion of sale in Footnote 6.

 While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999.


 2.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

 The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):

                                              Three months ended March 31,
                                                     2000      1999
                                                     ---------------
 Weighted average shares outstanding                 5,813     5,438
 Dilutive impact of stock options                      582       158
                                                     ---------------
 Total weighted average common and common
   equivalent shares outstanding                     6,395     5,596
                                                     ---------------
 Anti-dilutive weighted shares
   excluded from shares outstanding                     12       706

 3.   CREDIT FACILITY

 The Company maintains a credit facility with BankOne Texas NA that consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan has been renewed and is due June 30, 2001. Marketable securities, accounts receivable and equipment collateralize the credit facility. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At March 31, 2000, the Company had borrowings of $6,808,000 and availability under the revolving credit facility was $1,500,000.


 4.   COMPREHENSIVE INCOME

 The following table shows the Company's comprehensive income (in thousands):

                                          Three months ended March 31,
                                                 2000      1999
                                                ----------------
 Net income                                    $ 1,294     $ 424
 Other comprehensive income
 Unrealized holding gains (losses) arising
   during period, net of tax                        23        -
 Foreign currency translation adjustment           (70)      (48)
                                                ----------------
 Comprehensive income                          $ 1,247     $ 376
                                                ================

 5.   STOCK REPURCHASE

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of March 31, 2000, 253,335 shares have been repurchased for $1,583,343 and retired.

 6.   DISPOSITION OF ASSETS

 In June, 1999 the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,172,000 to the former owner of Interphase's Paris Operation. The sales proceeds consisted of $300,000 due at closing with a $830,000 technology license fee. In January 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. In addition, the Company sold the remainder of its 20% interest in Quescom for $400,000, resulting in a gain of $91,000.

 In September, 1999 the Company sold the remainder of its VOIP business, Zirca Corporation ("Zirca") along with the technologies developed by Zirca for $300,000 cash and stock valued at $517,680 to UniView Technologies, resulting in a gain of $140,000, net of $86,000 tax. The UniView securities received as part of the agreement are included on the Balance Sheet in Marketable Securities, and accounted for as available-for-sale securities.

 As of March 31, 2000, the Company has completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. The following are the results of operations for the discontinued operations for the period presented: (in thousands)

                                          Three months ended March 31,
                                                2000      1999
                                                ---------------
 Gain (loss) from discontinued
   operations before tax                       $  921    $ (826)
 Income tax provision (benefit)                   350      (314)
                                                ---------------
 Net gain (loss) from discontinued operations  $  571    $ (512)
                                                ---------------

 7.   SEGMENT DATA

 Revenue related to North America and other foreign countries for the three month period ended March 31, 2000 and 1999 are as follows. (in thousands)

                Three months ended March 31:
  Revenue             2000        1999
                     --------------------
  North America     $ 11,254     $ 12,893
  Europe               1,858        4,119
  Pac Rim                473          157
                     --------------------
  Total             $ 13,585      $17,169
                     ====================


 Long lived assets related to North America and other foreign countries as of March 31, 2000 and December 31, 1999 are as follows. (in thousands)


                    March 31,     Dec. 31,
 Long lived assets    1999          1999
                     --------------------
  North America     $ 2,777       $ 2,658
  Europe                202           223
  Pac Rim               -             -
                     --------------------
  Total             $ 2,979       $ 2,881
                     ====================


 8.   SHAREHOLDER' EQUITY

 At the annual meeting of Shareholders on May 2, 2000, the Shareholders of the Company ratified and approved an amendment to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from no par value to a par value of $.10 per share. As such, the financial statements have been changed to reflect this amendment.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 As of March 31, 2000, the Company has completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

 Revenues for the three months ended March 31, 2000 ("first quarter 2000") were $13,585,000. Revenues for the same period in 1999 ("comparative period") were $17,169,000. While the Company's legacy Networking LAN and WAN revenues have declined from the first quarter of 2000 to the comparative period, our Fibre Channel and Networking Broadband Telecommunications controller revenues have increased. The decrease in revenue is primarily attributable to the effects of the transitional period where the Company is refocusing its efforts on its new Fibre Channel and Networking Broadband Telecommunication controller.

 Networking LAN product revenues, consisting of FDDI, Ethernet, ATM and Fast Ethernet, represented 26% of total revenues for the first quarter 2000, as compared to 45% for the comparative period. FDDI product revenues declined 26%, Ethernet product revenues increased 82%, ATM product revenues declined 40% and Fast Ethernet product revenues declined 92% as compared to the comparative period. FDDI, Ethernet, ATM and Fast Ethernet product revenues represented 46%, 31%, 13% and 10% of total Networking LAN revenues, respectively for the first quarter 2000.

 Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 53% of total revenues for the first quarter 2000, as compared to 31% for the comparative period. SCSI product revenues declined 25% while Fibre Channel product revenues increased 43% over the comparative period.

 Broadband telecommunication controller revenues represented 16% of total revenues for the first quarter 2000, as compared to 3% for the comparative period. Broadband telecommunication controller revenues grew 276% from as compared to the comparative period.

 WAN product revenues comprised 3% of revenues for the first quarter 2000, as compared to 18% for the comparative period. WAN product revenues decreased 87% as compared to the comparative period.

 The Company will continue to focus on revenues from Fibre Channel adapter and Broadband Telecommunication controller, which is expected to offset revenue declines in older technologies such as FDDI and Ethernet.

 The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. One of these customers accounted for approximately 36% of the Company's revenue for the first quarter of 2000 and 52% in the comparative period.

 The gross margin percentage for the first quarter 2000 was 55% and 46% for the comparative period. The increase in gross margin is primarily due to a continued focus on product cost improvements, selling a higher percentage of products with a greater gross margin than the comparative period, as well as a reduction in revenue to certain OEM's at a lower gross margin, related to volume discounts. Since the Company is in a migration of older products to new Fibre Channel products and Broadband Telecommunication controller, the gross margin is expected to be between 48% to 50% in subsequent quarters, as these new products are expected to be priced competitively.

 Operating expenses for the first quarter 2000 were $6,085,000 as compared to $6,003,000 for the comparative period. Operating expenses have been held flat to a year ago, with an increase in sales and marketing activities, offset by decreases in general and administrative. Operating expenses are expected to remain consistent with our revenues.


 LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash, cash equivalents and marketable securities aggregated $20,803,000 at March 31, 2000, and $16,276,000 at December 31, 1999. The
 Company's increased cash position is primarily due to cash generated from operations, the collection of cash related to the disposition of Quescom (see note 6), a reduction in inventory and the collection of accounts receivable, offset by the purchase of fixed assets, payment on debt and other liabilities, tax payments and purchase of common stock. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned it voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of March 31, 2000, 253,335 shares have been repurchased for $1,583,343 and retired.

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


                                         INTERPHASE CORPORATION
                                         (Registrant)
 Date:  May 12, 2000

                                         /s/ Steven P. Kovac
                                         -------------------------
                                         Steven P. Kovac
                                         Chief Financial Officer,
                                         Vice President of Finance
                                         and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)