Form 10-Q
period 2000-06-30
INTERPHASE CORP
filed 2000-08-11
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549


                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended June 30, 2000  Commission File Number 0-13071


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

 ____________________________________________________________________________
 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.       Yes  [ X ]     No [   ]
_____________________________________________________________________________
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at August 1, 2000
 ----------------------------            -----------------------------
 Common Stock, $.10 par value                     5,837,774

                            INTERPHASE CORPORATION

                                    INDEX


 Part I -Financial Information

      Item 1.   Consolidated Interim Financial Statements

                Consolidated Balance Sheets as of June 30, 2000
                and December 31, 1999                                    3

                Consolidated Statements of Operations for the three
                months and six months ended June 30, 2000 and 1999       4

                Consolidated Statements of Cash Flows for the six
                months ended June 30, 2000 and 1999                      5

                Notes to Consolidated Interim Financial Statements       6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10


 Part II- Other Information



      Item 4.   Submission of Matters to a Vote of Security Holders     13

      Item 6.   Reports on Form 8-K and Exhibits                        14

                Signature                                               14

 INTERPHASE CORPORATION
 CONSOLIDATED BALANCE SHEETS
 (in thousands except number of share data)
                                                      (unaudited)
                                                        June 30,      Dec. 31,
 ASSETS                                                   2000          1999
                                                       ----------------------
 Cash and cash equivalents                            $  13,223     $  10,988
 Marketable securities                                    6,415         5,288
 Trade accounts receivable, less allowances
   for uncollectible accounts of $283 and
   $260, respectively                                    11,324        14,005
 Inventories, net                                        11,163        11,678
 Prepaid expenses and other current assets                  728         1,383
 Deferred income taxes, net                               1,141           774
                                                       ----------------------
      Total current assets                               43,994        44,116
                                                       ----------------------

 Machinery and equipment                                  9,743         9,149
 Leasehold improvements                                   2,952         2,907
 Furniture and fixtures                                     502           475
                                                       ----------------------
                                                         13,197        12,531
 Less-accumulated depreciation and amortization         (10,940)      (10,334)
                                                       ----------------------
      Total property and equipment, net                   2,257         2,197

 Capitalized software, net                                  622           684
 Deferred income taxes, net                               1,458         1,458
 Acquired developed technology, net                       1,980         2,280
 Goodwill, net                                            2,710         2,830
 Other assets                                               868         1,106
                                                       ----------------------
      Total assets                                    $  53,889     $  54,671
                                                       ======================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                     $   1,271     $   2,129
 Accrued liabilities                                      2,446         1,586
 Accrued compensation                                     1,554         2,131
 Income taxes payable                                       560           754
 Current portion of debt                                  2,192         2,202
                                                       ----------------------
      Total current liabilities                           8,023         8,802

 Other liabilities                                          364           570
 Long term debt                                           4,068         5,164
                                                       ----------------------
      Total liabilities                                  12,455        14,536

 Commitments and contingencies
 Common stock redeemable; 365,998 and 447,332
   shares respectively                                    2,288         2,796

 SHAREHOLDERS' EQUITY
 Common stock, $.10 par value; 100,000,000 shares
   authorized; 5,471,776 and 5,391,296 shares
   issued and outstanding, respectively                     547           539
 Additional paid in capital                              36,598        35,998
 Retained earnings                                        2,197           207
 Cumulative other comprehensive income                     (196)          595
                                                       ----------------------
      Total shareholders' equity                         39,146        37,339
                                                       ----------------------
      Total liabilities and shareholders' equity      $  53,889    $   54,671
                                                       ======================

 The accompanying notes are an integral part of these consolidated financial statements.

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts)
 (unaudited)

     Three Months Ended                                     Six Months Ended
          June 30,                                              June 30,
   ---------------------                                 --------------------
      2000        1999                                      2000       1999
   ---------------------                                 --------------------
  $   13,332   $  17,657  Revenues                      $   26,917 $   34,826
       6,067       9,385  Cost of sales                     12,156     18,735
   ---------------------                                 --------------------
       7,265       8,272  Gross profit                      14,761     16,091

       2,516       2,747  Research and development           5,070      5,303
       3,019       2,715  Sales and marketing                5,451      4,962
       1,108       1,405  General and administrative         2,207      2,605
   ---------------------                                 --------------------
       6,643       6,867   Total operating expenses         12,728     12,870

         622       1,405  Operating income                   2,033      3,221
   ---------------------                                 --------------------

         259          63  Interest income                      468        195
        (135)       (127) Interest expense                    (267)      (369)
         401        (227) Other, net                           169       (451)
   ---------------------                                 --------------------

       1,147       1,114  Income from continuing             2,403      2,596
                          operations before
                          income taxes

         451         352  Provision for income taxes           984        898
   ---------------------                                 --------------------

         696         762  Income from continuing             1,419      1,698
                          operations
   ---------------------                                 --------------------
                          Discontinued Operations
                          Gain on disposal of VOIP
           -           -  business, net of tax                 571          -
                          Operating losses from VOIP
           -       (242)  business, net of tax                   -       (754)
   ---------------------                                 --------------------
  $      696   $     520   Net income                   $    1,990 $      944
   =====================                                 ====================

                          Net income from continuing
                          operations per share
  $     0.12   $    0.14         Basic EPS              $     0.24 $     0.31
   ---------------------                                 --------------------
  $     0.11   $    0.13         Diluted EPS            $     0.22 $     0.30
   ---------------------                                 --------------------

                          Net income per share
  $     0.12   $    0.10         Basic EPS              $     0.34 $     0.17
   ---------------------                                 --------------------
  $     0.11   $    0.09         Diluted EPS            $     0.31 $     0.17
   ---------------------                                 --------------------

       5,801       5,422  Weighted average common shares     5,823      5,418
   ---------------------                                 --------------------
                          Weighted average common
       6,214       5,801  and dilutive shares                6,324      5,698
   ---------------------                                 --------------------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

 INTERPHASE CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)                                         Six Months ended June 30,
                                                     -------------------------
                                                        2000           1999
                                                       ----------------------

 Cash flow from operating activities:
   Income from continuing operations                  $  1,419       $  1,698
   Gain on disposal of VOIP business
                                                           571              -
   Operating loss from VOIP business
                                                             -           (754)
   Adjustment to reconcile income from continuing
     operations to net cash provided by operating
     activities:
   Depreciation and amortization                         1,270          1,978
   Deferred income tax benefit                            (367)             -
    Change in assets and liabilities:
        Trade accounts receivable                        2,681            397
        Inventories                                        515           (140)
        Prepaid expenses and other current assets          655           (587)
        Accounts payable and accrued liabilities          (204)          (543)
        Accrued compensation                              (577)          (446)
        Income taxes payable                              (194)        (1,071)
                                                       ----------------------
    Net adjustments                                      3,779           (412)
                                                       ----------------------
        Net cash provided by operating activities        5,769            532
 Cash flows from investing activities:
    Additions to property, equipment, leasehold
     improvements and capitalized software                (848)        (1,352)
    Decrease (increase) in other assets                    238           (186)
    Increase in marketable securities                   (1,127)           (19)
                                                       ----------------------
        Net cash (used) by investing activities         (1,737)        (1,557)
 Cash flows from financing activities:
    Payments on debt                                    (1,106)        (1,136)
    Change in comprehensive income                        (791)          (158)
    Purchase of redeemable common stock                   (508)          (509)
    Proceeds from the exercise of stock options            608          1,145
                                                       ----------------------
        Net cash (used) by financing activities         (1,797)          (658)
                                                       ----------------------
 Net increase (decrease) in cash and cash equivalents    2,235         (1,683)
 Cash and cash equivalents at beginning of period       10,988          4,531
                                                       ----------------------
 Cash and cash equivalents at end of period           $ 13,223       $  2,848
                                                       ======================

 Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                    $  1,513       $  1,509
 Interest paid                                        $    317       $    364

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


 2.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

 The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):

                                      Three months ended   Six months ended
                                           June 30,             June 30,
                                      ------------------   ----------------
                                        2000      1999      2000       1999
                                      --------------------------------------
 Weighted average shares outstanding    5,801     5,422     5,823      5,418
 Dilutive impact of stock options         413       379       501        280
                                      --------------------------------------
 Total weighted average common and
 common equivalent shares outstanding   6,214     5,801     6,324      5,698
                                      --------------------------------------
 Anti-dilutive weighted shares
 excluded from shares outstanding         319       202       271        246

 3.   CREDIT FACILITY

 The Company maintains a credit facility with BankOne Texas NA that consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan has been renewed and is due June 30, 2002. Marketable securities, accounts receivable and equipment collateralize the credit facility. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At June 30, 2000, the Company had borrowings of $6,260,000 and availability under the revolving credit facility was $1,500,000.

 4.   COMPREHENSIVE INCOME

 The following table shows the Company's comprehensive income (in thousands):

                                      Three months ended   Six months ended
                                           June 30,             June 30,
                                      ------------------   ----------------
                                        2000      1999      2000       1999
                                      --------------------------------------
 Net income                           $ 696      $ 520    $ 1,990     $ 944
 Other comprehensive income
 Unrealized holding gains (losses)
   arising during period, net of tax   (732)       (77)      (709)      (77)
 Foreign currency translation
   adjustment                           (12)       (34)       (82)      (81)
                                      --------------------------------------
 Comprehensive income (loss)          ($ 48)     $ 409    $ 1,199     $ 786
                                      ======================================

 5.   STOCK REPURCHASE

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of June 30, 2000, 294,002 shares have been repurchased for $1,837,512 and retired.

 6.   DISPOSITION OF ASSETS

 In June 1999, the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,172,000 to the former owner of Interphase's Paris Operation. The sales proceeds consisted of $300,000 due at closing with a $830,000 technology license fee. In January 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. In addition, the Company sold the remainder of its 20% interest in Quescom for $400,000, resulting in a gain of $91,000.

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

 As of March 31, 2000, the Company has completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. The following are the results of operations for the discontinued operations for the periods presented: (in thousands)

                                      Three months ended   Six months ended
                                           June 30,             June 30,
                                      ------------------   ----------------
                                        2000      1999     2000        1999
                                      --------------------------------------
 Gain (loss) from Discontinued
   operations before tax                   -     $ (390)  $ 921     $ (1,216)

 Income tax provision (benefit)            -       (148)    350         (462)
                                      --------------------------------------
 Net gain (loss) from discontinued
   operations                              -     $ (242)  $ 571     $   (754)
                                      ======================================

 7.   SEGMENT DATA

 Revenue related to North America and other foreign countries for the three month and six month period ended June 30, 2000 and 1999 are as follows. (in thousands)

            Three months ended June 30:    Six months ended June 30:
 Revenue          2000        1999             2000        1999
                -------------------------------------------------
 North America  $ 11,293    $ 14,329         $ 22,547    $ 27,222
 Europe            1,501       3,006            3,359       7,125
 Pac Rim             538         322            1,011         479
                -------------------------------------------------
 Total          $ 13,332     $17,657         $ 26,917    $ 34,826
                =================================================

 Long lived assets related to North America and other foreign countries as of June 30, 2000 and December 31, 1999 are as follows. (in thousands)

    Long lived assets  June 30, 2000   Dec. 31, 1999
                          -----------------------
    North America         $ 2,653         $ 2,658
    Europe                    226             223
    Pacific Rim                 -               -
                          -----------------------
    Total                 $ 2,879         $ 2,881
                          =======================




 8.   SHAREHOLDER' EQUITY

 At the annual meeting of Shareholders on May 3, 2000, the Shareholders of the Company ratified and approved an amendment to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from no par value to a par value of $.10 per share. As such, the financial statements have been changed to reflect this amendment for all periods presented.



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

 Revenues for the three months ended June 30, 2000 ("second quarter 2000") were $13,332,000. Revenues for the same period in 1999 ("comparative period") were $17,657,000. While the Company's legacy Networking LAN and Fibre Channel revenues have declined in the second quarter of 2000 as compared to the comparative period, our WAN, SCSI and Networking Broadband Telecommunications controller revenues have increased. The decrease in revenue is primarily attributable to the effects of the transitional period where the Company is refocusing its efforts on its new Fibre Channel and Networking Broadband Telecommunication controller. In addition, the Company has developed a strategy to end-of-life many of its legacy products beginning the second quarter 2000.

 Networking LAN product revenues, consisting of FDDI, Ethernet, ATM and Fast Ethernet, represented 30% of total revenues for the second quarter 2000, as compared to 42% for the comparative period. FDDI product revenues declined 19%, Ethernet product revenues decreased 100%, ATM product revenues increased 17% and Fast Ethernet product revenues declined 81% as compared to the comparative period. FDDI, Ethernet, ATM and Fast Ethernet product revenues represented 18%, 0%, 7% and 5% of total Networking LAN revenues, respectively for the second quarter 2000.

 Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 38% of total revenues for the second quarter 2000, as compared to 43% for the comparative period. SCSI product revenues increased 218% while Fibre Channel product revenues decreased 58% over the comparative period.

 Broadband telecommunication controller revenues represented 24% of total revenues for the second quarter 2000, as compared to 12% for the comparative period. Broadband telecommunication controller revenues grew 50% from the comparative period.

 WAN product revenues comprised 4% of  revenues for the second quarter  2000,
 as compared  to  0%  for  the comparative  period.    WAN  product  revenues
 increased 832% as compared to the comparative period.

 Revenues for the six-month period ended June 30, 2000 were $26,917,000 as compared to $34,826,000 for the six-month period ended June 30, 1999. Revenues from Networking LAN, Mass storage, Embedded and Networking WAN were 28%, 46%, 20%, and 3% of total revenues respectively, for the six month period ended June 30, 2000.

 The Company will continue to focus on revenues from Fibre Channel adapter and Broadband Telecommunication controller, which is expected to offset revenue declines in older technologies such as FDDI and Ethernet.

 The Company's current marketing strategy is to increase market penetration through sales to major OEM customers. Three customers individually accounted for 10% or more of the Company's second quarter revenue, in the comparative period, one customer accounted for 52% of the Company's revenue.

 The gross margin percentage for the second quarter 2000 was 54% and 47% for the comparative period. The gross margin percentage for the six-month period ended June 30, 2000 and 1999 was 55% and 46% respectively. The increase in gross margin is primarily due to a continued focus on product cost improvements, selling a higher percentage of products with a greater gross margin than the comparative period, as well as a reduction in product sales to certain OEM's at a lower gross margin, related to volume discounts. Since the Company is in a migration of older products to new Fibre Channel products and Broadband Telecommunication controller, the gross margin is expected to be between 48% to 50% in subsequent quarters, as these new products are expected to be priced competitively.

 Operating expenses for the second quarter 2000 were $6,643,000 as compared to $6,867,000 for the comparative period. Operating expenses for the six-month period ended June 30, 2000 and 1999 were $12,728,000 and $12,870,000 respectively. Operating expenses have been held flat to a year ago, with an increase in sales and marketing activities, offset by decreases in general and administrative. Operating expenses are expected to remain consistent with our revenues.

 Other income increased $628,000 during the second quarter 2000 as compared to the comparative period. During the second quarter 2000, the Company was engaged in hedging transactions on certain marketable securities received in the sale of its VOIP business. As of June 30, 2000 these hedging transactions resulted in a gain of approximately $613,000.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash, cash equivalents and marketable securities aggregated $19,638,000 at June 30, 2000, and $16,276,000 at December 31, 1999. The
 Company's increased cash position is primarily due to cash generated from operations, the collection of cash related to the disposition of Quescom (see note 6), a reduction in inventory and the collection of accounts receivable, offset by the purchase of marketable securities, fixed assets, payment on debt, tax payments and purchase of common stock. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned it voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of June 30, 2000, 294,002 shares have been repurchased for $1,837,512 and retired.

 The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable cash needs for the next 12 months.


                                   PART II

 OTHER INFORMATION

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On May 3, 2000, the Annual meeting of Shareholders of Interphase Corporation
 was  held.   The  following  matters  were  voted  upon  and approved at the meeting:

 An election  of directors  of the  Company to  serve until  the next  annual
 meeting for  the Company  was  held.   The  following six  individuals  were
 elected as Directors of the Company;

           Nominee              Votes Cast For  Votes Withheld
       ----------------------   --------------  --------------
       James F. Halpin            4,498,219          115,672
       Paul N. Hug                4,499,069          114,822
       Gregory B. Kalush          4,499,019          114,872
       David H. Segrest           4,498,869          115,022
       S. Thomas Thawley          4,498,769          115,122
       William Voss               4,498,569          115,322

 An amendment to the Company's Amended and Restated Stock Option Plan to increase the aggregate number of shares issuable upon exercise of options thereunder from 2,350,000 to 3,500,000 was ratified and approved;

                For     Against   Abstain
             ---------  -------  --------
             1,611,765  262,290    18,528

 An amendment to the Company's Amended and Restated Director Stock Option plan to increase the aggregate number of shares issuable upon exercise of options thereunder from 500,000 to 750,000, and to provide that each annual grant is increased from 5,000 to 10,000 and to provide that the new director grants be increased from 10,000 to 20,000, and to provide that the option term is increased from five to ten years was ratified and approved;

                For     Against   Abstain
             ---------  -------  --------
             1,594,533  276,150    21,880


 An amendment to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from no par value to a par value of $.10 per share was ratified and approved;

                For     Against   Abstain
             ---------  -------  --------
             4,573,052   25,435    15,404




 Item 6.   Reports on form 8-K

           None
           Exhibits

 Exhibit 27     Financial Data Schedule

 SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERPHASE CORPORATION
                                         (Registrant)
 Date:  August 11, 2000

                                         /s/ Steven P. Kovac
                                         -----------------------------
                                         Steven P. Kovac
                                         Chief Financial Officer,
                                         Vice President of Finance and
                                         Treasurer
                                         (Principal Financial and
                                         Accounting Officer)