Form 10-Q
period 2000-09-30
INTERPHASE CORP
filed 2000-11-13
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549


                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 2000  Commission File Number 0-13071


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

____________________________________________________________________________
 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.       Yes  [ X ]     No [   ]
____________________________________________________________________________
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at November 1, 2000
 ----------------------------            -----------------------------
 Common Stock, $.10 par value                     5,801,081

                            INTERPHASE CORPORATION

                                    INDEX


 Part I -Financial Information

      Item 1.   Consolidated Interim Financial Statements

                Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999                                       3

                Consolidated Statements of Operations for the three
                months and nine months ended September 30, 2000 and 1999    4

                Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2000 and 1999                    5

                Notes to Consolidated Interim Financial Statements          6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10


 Part II- Other Information

      Item 6.   Reports on Form 8-K and Exhibits                           13

                Signature                                                  13

 INTERPHASE CORPORATION
 CONSOLIDATED BALANCE SHEETS
 (in thousands, except number of share data)          (unaudited)
                                                        Sep. 30,      Dec. 31,
 ASSETS                                                   2000          1999
                                                       ----------------------
 Cash and cash equivalents                            $  13,593     $  10,988
 Marketable securities                                    7,248         5,288
 Trade accounts receivable, less allowances
   for uncollectible accounts of $319 and
   $260, respectively                                    10,290        14,005
 Inventories, net                                        13,286        11,678
 Prepaid expenses and other current assets                  629         1,383
 Deferred income taxes, net                               1,075           774
                                                       ----------------------
      Total current assets                               46,121        44,116
                                                       ----------------------
 Machinery and equipment                                  9,790         9,149
 Leasehold improvements                                   2,950         2,907
 Furniture and fixtures                                     500           475
                                                       ----------------------
                                                         13,240        12,531
 Less-accumulated depreciation and amortization         (11,231)      (10,334)
                                                       ----------------------
      Total property and equipment, net                   2,009         2,197

 Capitalized software, net                                  576           684
 Deferred income taxes, net                               1,458         1,458
 Acquired developed technology, net                       1,830         2,280
 Goodwill, net                                            2,650         2,830
 Other assets                                               292         1,106
                                                       ----------------------
      Total assets                                    $  54,936     $  54,671
                                                       ======================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                     $   1,086     $   2,129
 Accrued liabilities                                      4,368         2,156
 Accrued compensation                                     1,350         2,131
 Income taxes payable                                       852           754
 Current portion of debt                                  2,192         2,202
                                                       ----------------------
      Total current liabilities                           9,848         9,372

 Long term debt                                           3,519         5,164
                                                       ----------------------
      Total liabilities                                  13,367        14,536

 Commitments and contingencies
 Common stock redeemable; 325,331 and 447,332
   shares, respectively                                   2,034         2,796

 SHAREHOLDERS' EQUITY
 Common stock, $.10 par value; 100,000,000 shares
   authorized; 5,475,350 and 5,391,296 shares
   issued and outstanding, respectively                     547           539
 Additional paid in capital                              36,621        35,998
 Retained earnings                                        2,570           207
 Cumulative other comprehensive income                     (203)          595
                                                       ----------------------
      Total shareholders' equity                         39,535        37,339
                                                       ----------------------
      Total liabilities and shareholders' equity      $  54,936     $  54,671
                                                       ======================

 The accompanying notes are an integral part of these consolidated financial statements.

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except
 per share amounts)

 (unaudited)
     Three Months Ended                                   Nine Months Ended
           Sep 30,                                              Sep 30,
   ---------------------                                 --------------------
      2000        1999                                      2000       1999
   ---------------------                                 --------------------
  $   13,260   $  20,511  Revenues                      $   40,177 $   55,337
       6,193      10,666  Cost of sales                     18,349     29,401
   ---------------------                                 --------------------

       7,067       9,845  Gross profit                      21,828     25,936

       2,694       2,590  Research and development           7,764      7,892
       2,612       2,850  Sales and marketing                8,063      7,814
       1,051       1,673  General and administrative         3,258      4,278
   ---------------------                                 --------------------
       6,357       7,113     Total operating expenses       19,085     19,984
   ---------------------                                 --------------------

         710       2,732  Operating income                   2,743      5,952
   ---------------------                                 --------------------

         287         114  Interest income                      755        309
        (155)       (235) Interest expense                    (422)      (604)
        (167)       (224) Other, net                             2       (674)
   ---------------------                                 --------------------

                          Income from continuing
         675       2,387  operations before income taxes     3,078      4,983

         302         997  Provision for income taxes         1,286      1,894
   ---------------------                                 --------------------
                          Income from continuing
         373       1,390  operations                         1,792      3,089
   ---------------------                                 --------------------

                          Discontinued Operations
                          Gain on disposal of VOIP
           -         140  business, net of tax                 571        326
                          Operating losses from VOIP
           -        (252) business, net of tax                   -     (1,193)
   ---------------------                                 --------------------

  $      373   $   1,278  Net income                    $    2,363 $    2,222
   =====================                                 ====================

                          Income from continuing
                          operations per share
  $     0.06   $    0.24       Basic EPS                $     0.31 $     0.56
   ---------------------                                 --------------------
  $     0.06   $    0.22       Diluted EPS              $     0.28 $     0.52
   ---------------------                                 --------------------

                          Net income per share
  $     0.06   $    0.22         Basic EPS              $     0.41 $     0.40
   ---------------------                                 --------------------
  $     0.06   $    0.20         Diluted EPS            $     0.38 $     0.37
   ---------------------                                 --------------------

       5,805       5,709  Weighted average common shares     5,817      5,522
   ---------------------                                 --------------------
                          Weighted average common and
       6,278       6,288  dilutive shares                    6,292      5,984
   ---------------------                                 --------------------

             The accompanying notes are an integral part of these
                     consolidated financial statements.


 INTERPHASE CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)                                         Nine Months ended Sep. 30,
                                                     --------------------------
                                                        2000           1999
                                                       ----------------------
 Cash flow from operating activities:
   Income from continuing operations                  $  1,792       $  3,089
   Gain on disposal of VOIP business                       571            326
   Operating loss from VOIP business                         -         (1,193)
   Adjustment to reconcile income from continuing
     operations to net cash provided by operating
     activities:
   Depreciation and amortization                         1,941          2,940
   Deferred income tax benefit                            (301)             -
    Change in assets and liabilities:
        Trade accounts receivable                        3,715           (740)
        Inventories                                     (1,608)        (1,500)
        Prepaid expenses and other current assets          754            (56)
        Accounts payable and accrued liabilities         1,169             70
        Accrued compensation                              (781)           366
        Income taxes payable                                98           (183)
                                                       ----------------------
    Net adjustments                                      4,987            897
                                                       ----------------------
        Net cash provided by operating activities        7,350          3,119
 Cash flows from investing activities:
    Additions to property, equipment, leasehold
      improvements and capitalized software             (1,015)        (1,748)
    Decrease in other assets                               814            253
    Cash received in sale of VOIP                            -            600
    Increase in marketable securities                   (1,960)          (401)
                                                       ----------------------
        Net cash used by investing activities           (2,161)        (1,296)
 Cash flows from financing activities:
    Payments on debt                                    (1,655)        (1,693)
    Change in comprehensive income                        (798)          (104)
    Purchase of redeemable common stock                   (762)          (763)
    Proceeds from the exercise of stock options            631          3,258
                                                       ----------------------
 Net cash (used) provided by financing activities       (2,584)           698
                                                       ----------------------

 Net increase in cash and cash equivalents               2,605          2,521
 Cash and cash equivalents at beginning of period       10,988          4,531
                                                       ----------------------
 Cash and cash equivalents at end of period           $ 13,593       $  7,052
                                                       ======================

 Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                   $   1,539       $     16
 Interest paid                                       $     468       $    531


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


 2.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

 The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):

                                      Three months ended   Nine months ended
                                           Sep. 30,            Sep. 30,
                                      ------------------   ----------------
                                        2000      1999      2000       1999
                                      --------------------------------------
 Weighted average shares outstanding    5,805     5,709     5,817      5,522
 Dilutive impact of stock options         473       579       475        462
                                      --------------------------------------
 Total weighted average common and
 common equivalent shares outstanding   6,278     6,288     6,292      5,984
                                      --------------------------------------
 Anti-dilutive weighted shares
 excluded from shares outstanding         378         -       289         48

 3.   CREDIT FACILITY

 The Company maintains a credit facility with BankOne Texas NA that consists of an $8,500,000 acquisition term loan, a $2,500,000 equipment financing facility and a $5,000,000 revolving credit facility. The facility is a two-year facility with an annual renewal provision, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The revolving portion of the loan has been renewed and is due June 30, 2002. Marketable securities, accounts receivable and equipment collateralize the credit facility. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At September 30, 2000, the Company had borrowings of $5,711,000 and availability under the revolving credit facility was $1,500,000.


 4.   COMPREHENSIVE INCOME

 The following table shows the Company's comprehensive income (in thousands):

                                      Three months ended   Nine months ended
                                           Sep. 30,            Sep. 30,
                                      ------------------   ----------------
                                        2000      1999      2000       1999
                                      --------------------------------------

 Net income                           $ 373      $ 1,278  $ 2,363    $ 2,222
 Other comprehensive income
 Unrealized holding gains (losses)      128           12     (581)       (65)
   arising during period, net of tax
 Foreign currency translation
   adjustment                          (135)          42     (217)       (39)
                                      --------------------------------------
 Comprehensive income                $  366     $  1,332  $ 1,565    $ 2,118
                                      ======================================


 5.   STOCK REPURCHASE

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of September 30, 2000, 334,669 shares have been repurchased for $2,091,681 and retired.

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

 In September 1999, the Company sold the remainder of its VOIP business, Zirca Corporation ("Zirca") along with the technologies developed by Zirca for $300,000 cash and stock valued at $517,680 to UniView Technologies, resulting in a gain of $140,000, net of $86,000 tax. The UniView securities received as part of the agreement are included on the Balance Sheet in Marketable Securities, and accounted for as available-for-sale securities.

 During the first quarter of 2000, the Company completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. The following are the results of operations for the discontinued operations for the periods presented: (in thousands)

                                      Three months ended   Nine months ended
                                           Sep. 30,            Sep. 30,
                                      ------------------   ----------------
                                        2000      1999     2000        1999
                                      --------------------------------------

 Gain (loss) from Discontinued
   operations before tax                   -     $ (406)  $ 921     $ (1,924)

 Income tax provision (benefit)            -       (154)    350         (731)
                                      --------------------------------------
 Net gain (loss) from discontinued
   operations                              -     $ (252)  $ 571     $ (1,193)
                                      ======================================

 7.   SEGMENT DATA

 Revenue related to North America and other foreign countries for the three month and nine month period ended September 30, 2000 and 1999 are as follows. (in thousands)

              Three months ended Sep. 30:  Nine months ended Sep. 30:
 Revenue          2000        1999             2000        1999
                -------------------------------------------------
 North America  $ 11,005    $ 17,990         $ 33,552    $ 45,211
 Europe            1,253       1,426            4,612       8,551
 Pac Rim           1,002       1,095            2,013       1,575
                -------------------------------------------------
 Total          $ 13,260    $ 20,511         $ 40,177    $ 55,337
                =================================================

 Long lived assets related to North America and other foreign countries as of September 30, 2000 and December 31, 1999 are as follows. (in thousands)

    Long lived assets  Sep. 30, 2000   Dec. 31, 1999
                          -----------------------
    North America         $ 2,383         $ 2,658
    Europe                    202             223
    Pacific Rim                 -               -
                          -----------------------
    Total                 $ 2,585         $ 2,881
                          =======================


 8.   SHAREHOLDERS' EQUITY

 At the annual meeting of Shareholders on May 3, 2000, the Shareholders of the Company ratified and approved an amendment to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from no par value to a par value of $.10 per share. As such, the financial statements have been changed to reflect this amendment for all periods presented.

 9.  RECENTLY ISSUED ACCOUNTING POLICIES

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

 In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2000. The Company believes that SAB 101 will not have a significant effect on its consolidated financial position or results of operations


 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 During the first quarter 2000, the Company completed the sale of its VOIP business; accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

 Revenue from product sales is recorded when the earnings process has been completed, as evidenced by a delivery, a fixed and determinable price and when collectibility is reasonably assured.

 Revenues for the three months ended September 30, 2000 ("third quarter 2000") were $13,260,000. Revenues for the same period in 1999 ("comparative period") were $20,511,000. While the Company's Storage product revenues have declined in the third quarter of 2000 as compared to the comparative period, the Networking product revenues and Broadband Telecommunication controller revenues have increased. The decrease in revenue is primarily attributable to the effects of the transitional period where the Company is refocusing its efforts on its new Fibre Channel and Broadband Telecommunication controller products. In addition, the Company developed a strategy to end-of-life many of its legacy products, which began in the second quarter 2000. Further more, 44% of the revenues for the comparable period were from Hewlett Packard's purchase of a Fiber Channel card, that the Company announced in December 1999 would be going away by the end of 1999.

 Networking product revenues, consisting of FDDI, Ethernet, ATM, Fast Ethernet and WAN, represented 56% of total revenues for the third quarter 2000, as compared to 31% for the comparative period. FDDI product revenues increased 119%, Ethernet product revenues decreased 100%, ATM product revenues decreased 15%, Fast Ethernet product revenues declined 44%, and WAN product revenues decreased 37% as compared to the comparative period. FDDI, Ethernet, ATM, Fast Ethernet and WAN product revenues represented 39%, 0%, 6%, 9% and 2% of total Networking revenues, respectively for the third quarter 2000.

 Mass storage product revenues, consisting of SCSI and Fibre Channel adapter cards, represented 27% of total revenues for the third quarter 2000, as compared to 62% for the comparative period. SCSI product revenues increased 147% while Fibre Channel product revenues decreased 79% over the comparative period.

 Broadband telecommunication controller revenues represented 14% of total revenues for the third quarter 2000, as compared to 6% for the comparative period. Broadband telecommunication controller revenues grew 58% from the comparative period.

 Revenues for the nine-month period ended September 30, 2000 were $40,177,000 as compared to $55,337,000 for the nine-month period ended September 30, 1999. Revenues from Networking LAN, Mass storage, Networking Broadband Telecommunication controller and Networking WAN were 36%, 40%, 18%, and 3% of total revenues respectively, for the nine-month period ended September 30, 2000.

 The Company will continue to focus on revenues from Fibre Channel adapter and Broadband Telecommunication controller products, which are expected to offset revenue declines in older technologies such as FDDI and Ethernet.

 One customer accounted for 11% and 56% of the Company's revenue in the third quarter of 2000 and 1999, respectively.

 The gross margin percentage for the third quarter 2000 was 53% and 48% for the comparative period. The gross margin percentage for the nine-month period ended September 30, 2000 and 1999 was 54% and 47% respectively. The increase in gross margin is primarily due to a continued focus on product cost improvements, selling a higher percentage of products with a greater gross margin than the comparative period, and a reduction in product sales to certain OEM's at a lower gross margin related to volume discounts. Since the Company is in a migration of older products to new Fibre Channel and Broadband Telecommunication controller products, the gross margin is expected to be between 48% to 50% in subsequent quarters, as these new products are expected to be priced competitively.
 Operating expenses for the third quarter 2000 were $6,357,000 as compared to $7,113,000 for the comparative period. Operating expenses for the nine-month period ended September 30, 2000 and 1999 were $19,085,000 and $19,984,000 respectively. Operating expenses have decreased slightly compared to a year ago, with an increase in sales and marketing activities, offset by decreases in general and administrative expenses. Operating expenses are expected to remain consistent as a percentage of revenues.

 Interest income increased during the third quarter 2000 as compared to the comparative period, attributable to an increase in interest income earned on larger cash balances deposited in interest bearing accounts.

 Interest expense decreased during the third quarter 2000 as compared to the comparative period, attributable to a continued reduction of interest bearing debt.

 Other income increased $676,000 for the nine-month period ending September 30, 2000, primarily as a result of a hedging transaction on certain marketable securities received in the sale of the Company's VOIP business. As of June 30, 2000 these hedging transactions resulted in a gain of approximately $613,000.


 LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash, cash equivalents and marketable securities aggregated $20,841,000 at September 30, 2000, and $16,276,000 at December 31, 1999.
 The Company's increased cash position is primarily due to the collection of cash related to the disposition of Quescom (see note 6), and the collection of accounts receivable, offset by the purchase of inventory, fixed assets, payment on debt, tax payments and purchase of common stock. In the next twelve months, scheduled debt payments on the Company's credit facility are approximately $2,192,000.

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4,125,000, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company plans to cancel the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of September 30, 2000, 334,669 shares have been repurchased for $2,091,681 and retired.

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


                                         INTERPHASE CORPORATION
                                         (Registrant)
 Date:  November 13, 2000

                                         /s/ Steven P. Kovac
                                         ------------------------------
                                         Steven P. Kovac
                                         Chief Financial Officer,
                                         Vice President of Finance and
                                         Treasurer
                                         (Principal Financial and
                                         Accounting Officer)