Form 10-K
period 2000-12-31
INTERPHASE CORP
filed 2001-03-27
CIK 728249

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
              _________________________________________________

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2000  Commission File Number 0-13071

                            INTERPHASE CORPORATION
            (Exact name of registrant as specified in its charter)

                  Texas                                     75-1549797
      -------------------------------                   ----------------
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

         Securities registered pursuant to Section 12(b) of the Act:
                                     None
         Securities registered pursuant to Section 12(g) of the Act:
                                Title of Class
                         Common Stock, $.10 par value

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

 The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2001 was approximately $41,967,000. As of March 1, 2001, registrant had 5,756,193 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: (1) Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 2, 2001 (Part III).

                                    PART I
 ITEM 1.  BUSINESS

 Introduction

 Interphase Corporation and subsidiaries ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high-performance connectivity products utilizing advanced technologies being used in next-generation telecommunication networks and enterprise data/storage networks. Interphase's products include telecom server communication controllers, server-based adapter cards, network operating system device drivers, software development tools and management software applications.

 Key Terms and Definitions

 Interphase is a technology company and many terms used by the Company may be unfamiliar to those outside the industry. Following are some key terms that may be useful in helping the reader understand the products, technologies and markets relevant for the Company.

 Adapter -  Also called a host  bus adapter (HBA)  or network interface  card
 (NIC). An adapter is a device that connects a computer server to one or more peripheral devices (such as switches, hubs, storage devices, etc.) or other computers. An adapter card typically plugs into the expansion bus on the motherboard of the computer and communicates with the operating system controlling the system via the use of specific device drivers.

 AIN - (Advanced Intelligent Network) The primary architecture of the public switched telephone system (PSTN) in the 1990s, which provides enhanced voice, video and data services and dynamic routing capabilities. It uses digital switches known as Signal Switching Points (SSPs) that query databases in computer systems known as Service Control Points (SCPs).

 ATM - (Asynchronous Transfer Mode) A network technology for both LANs and WANs that supports real time voice and video as well as data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service (QoS) for that transmission. However, unlike telephone switches that dedicate circuits end to end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Mbps.

 Broadband - A transmission facility (communications link) that has bandwidth (capacity) greater than a voice grade line.

 Communications Controller - Communications I/O adapter (similar to a network interface card) designed specifically for carrier-grade computer systems that often support signaling, switching and routing networks. Communication controllers must conform to specifications that maintain overall system compliance to the rigorous performance and reliability standards that apply to telecom service provider equipment into which they are integrated.

 CompactPCI - An industrial grade variation of the PCI bus standard that utilizes the Eurocard (VME) form factor. CompactPCI has been widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for "Five 9's" (99.999%) reliability.

 Device Drivers - A program routine that links an adapter card (or other device) to the operating system. It is written by software engineers who understand the detailed knowledge of the adapter's command language and characteristics and contains the precise machine language necessary to perform the functions requested by the application. When a new adapter is added to the computer, its driver must be installed in order to run it. The operating system calls the driver, and the driver "drives" the adapter. Routines that perform internal functions, such as memory managers and disk caches, are also called drivers.

 DSL - A relatively new broadband technology that carries data signals up to 20 times faster than 56K dial-up modems on the high-frequency portions of phone lines that also transmit voice. Unlike with dial-up services, DSL users don't dial a phone number to log on to the Internet. Like cable-modem service, a DSL line is continuously open. DSL requires two modems, one at the customer end and one at the phone company end (called a DSLAN), which communicate constantly with each other. DSL providers don't usually sell their services directly to consumers - they typically resell them through Internet service providers such as America Online and Mindspring.

 Broadband telecom controllers System - As related to Interphase, an Broadband telecom controllers system is a highly specialized computer server that resides in an "industrial" environment requiring high-availability and maximized "up-time." Typical uses for this type of server include military applications such as on-board ship communications or avionics, or next-generation telecommunication applications such as intelligent call routing, call number portability or base station communications control for wireless service.

 Fast Ethernet - A variation of the Ethernet standard (10Base-T) that provides 100 Mbps transmission bandwidth, and up to 200 Mbps total I/O throughput with full duplex operation.

 Fibre Channel - A high-speed transmission technology that can be used as a front-end communications network, a back-end storage network, or both at the same time. With Fibre Channel, servers can not only talk to the storage system via SCSI (storage protocol, see below), but the hosts can talk to each other via IP (Internet Protocol) over the same network. Fibre Channel supports existing peripheral interfaces and communications protocols. Its name is somewhat misleading, as Fibre Channel supports coaxial cable and twisted pair copper wiring as well as single mode and multimode fiber connections.

 Frame Relay - A high-speed packet switching protocol used in wide area networks (WANs). Providing a granular service of up to DS3 speed (45 Mbps), it has become very popular for LAN-to-LAN connections across remote distances. All the major telecommunications carriers offer frame relay services. Frame relay is much faster than X.25 networks, the first packet-switching WAN standard, because frame relay was designed for today's reliable circuits and performs less rigorous error detection.

 Gigabit Ethernet - An Ethernet technology that raises transmission speed to one Gbps and is used primarily for backbone networks and high-speed server-to-server connectivity.

 ISDN - A system of digital connections that has been available for over a decade and has gained increased use in the last few years for high-speed data and video transmission.

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

 NAS - (Network Attached Storage) A network topology that provides a common pool of storage that can be shared by multiple servers and clients, regardless of their file system or operating system. Network Attached Storage servers are self-contained, intelligent devices that attach directly to an existing LAN. A file system is located and managed on the NAS server and data is transferred to network clients over industry standard network protocols such as IP (Ethernet).

 Operating System - The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it's running in or by a third party. It is an important component of the computer system because it sets the operational guidelines for all application programs that run on the system. All programs must "talk to" the operating system. Popular network operating systems today include Windows NT and 2000, HP-UX, AIX and Linux.

 PCI - A bus standard (Peripheral Components Interconnect) that is currently the main general-purpose bus in virtually every desktop computer and a majority of servers throughout the world.

 PCI-X - A high-performance extension to the PCI Local Bus that is designed to meet the increased I/O demands of technologies such as Fibre Channel, Gigabit Ethernet, and Ultra3 SCSI.

 PMC - (PCI Mezzanine Card) a low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI.

 Remote Access Server -   A remote access server  is a computer that provides
 access to remote users (such as telecommuters, road warriors and branch office locations) via analog or digital modems and ISDN connections.

 SAN - (Storage Area Network) A flexible "any-to-any" networking infrastructure linking multiple servers to multiple storage devices. Based on Fibre Channel technology, SANs have recently emerged as the highest performance data communications environment available today to interconnect servers and storage. Running at Gigabit speeds, SANs offer better scalability, fault recovery and general manageability than current client-server LAN-based approaches for real-time and data intensive applications. Storage Area Networks are being widely deployed for video editing, prepress and data mining applications throughout the general IT marketplace.

 SCSI - (Small Computer System Interface) Pronounced "skuzzy," SCSI is a widely used communications technology for connecting computer servers to storage devices. The technology is especially popular in applications where network servers are attached to numerous SCSI drives and configured as fault-tolerant RAID clusters. In the event one drive fails, the system is still operational. SCSI-based RAID is widely used in file servers, database servers and other network servers. Interphase products utilize Ultra2 SCSI, which provides up to 80 Mbps data throughput and Ultra3 SCSI, which doubles the throughput to 160 Mbps.

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

 T1 - A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second). T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances. The European equivalent
 (E1) handles 30 voice channels.

 T3 -  A digital transmission link equivalent  to 28 T1  lines.  Providing  a
 capacity  of  45  Mbps,  a  T3  link  is  capable  of  handling  672   voice
 conversations.

 WAN - (Wide Area Network) A communications network that covers a wide geographic area, such as state or country. A WAN typically extends a LAN (Local Area Network, see above) outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN (virtual private network) connectivity.


 Strategy

 The Company's strategy is to provide innovative, high-performance connectivity solutions for the telecommunications and enterprise server markets. To achieve this strategy, Interphase pursues several key initiatives that include:

 Providing an advanced line of communication controllers for next-generation telecom servers.

 To capitalize on the trend towards the acquisition of I/O connectivity from third party vendors by telecommunication server providers, Interphase offers a comprehensive line of carrier-class communications controllers for:

 * 2.5 and 3G Wireless - controllers that provide enhanced mobile services and integration with the Internet

 * Fast  Internet  Access  -  controllers  that  enable  broadband   Internet
   connectivity and high-speed wireless Internet access

 * Intelligent Network Migration - controllers that help service providers migrate their AIN facilities to more scalable and versatile network architectures

 Beginning in 2001, the Interphase telecommunication solutions offering also includes a Professional Services organization responsible for customizing software and third party applications to customer specific designs. With high-performance communication controllers, software development tools, the industry's broadest protocol support, and complementary professional services, Interphase helps decrease costs and improve time-to-market for service providers building next-generation telecom networks.

 Offering a comprehensive server I/O adapter product portfolio.

 In order to provide Interphase customers with effective storage networking solutions, Interphase offers a comprehensive line of storage networking adapters specifically designed for use in demanding, enterprise class applications such as:

 * Enterprise Connectivity - mission critical backbone and Internet servers

 * Server-attached Storage - high-throughput direct-attached storage servers

 * Storage Area Networks - servers providing connectivity for SAN and NAS applications

 Delivering superior customer service.

 Over the past 25 years, Interphase has established strong relationships with key suppliers of enterprise computer and telecommunication servers. Much of this success has been due to the superior pre- and post-sale service the Company delivers to customers. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company's technical support is divided into functional groups supporting either server I/O or telecommunication product offerings, allowing Interphase to specifically focus its support efforts for the different needs and requirements of its customers in these differing market segments.

 Expanding the company's base of quality channel partners.

 In keeping with its efforts to expand the total available market for its product offerings, Interphase continues to build a broad base of distribution channel partners that provide cost-effective penetration into the enterprise IT segment. Through its Gold Rush Partners Program, the Company recruits high-end resellers (VARs) and systems integrators that are building storage-centric solutions for their enterprise customers.

 Developing strategic partnerships.

 Interphase is an acknowledged leader in multi-vendor interoperability. The Company leverages this leadership position into strategic partnerships with its Diamond Developer Partners Program. Through this program, Interphase builds synergistic marketing and technical relationships with other key suppliers in its respective markets. Rigorous product testing and early access to new partner product releases allows tighter product integration and helps assure compatibility for the Company's end-user customers.

 Products

 Interphase offers an advanced line of telecom communication controllers, a comprehensive portfolio of Fibre Channel SAN adapters (including HBA SAN management software) and adapters for remote access and WAN communications.

 Telecom Communication Controllers

 Interphase products designed for use in next-generation Broadband telecom controllers telecommunication servers include:

   * 4531 PMC ATM over T3/E3 Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM communications over T3/E3 connections for applications such as aggregating Internet traffic for transport over the public ATM backbone network.

   * 4534 PMC Quad-port Serial Communications Controller - a PCI Mezzanine Card that provides reliable, high performance serial communications for multiple telecommunication protocols including ATM, ISDN, Frame Relay,
      X.25 and PPP.

   * 4535 PMC Multiprotocol Communications Controller - a PCI Mezzanine Card that provides four high-speed serial communication links to provide connection to the Public Switch Telephone Network to support advanced SS7 or AIN applications.

   * 4537 PMC Multiprotocol Communications Controller - a PCI Mezzanine Card targeted specifically for telecommunication applications that require multiple T1/E1 interfaces. The 4537 supports multiple frame-based protocols, such as ATM and SS7, provides options for front or rear I/O access, and includes an integrated Channel Service Unit.

   *  4575 PMC  ATM Communications  Controller -  a PCI  Mezzanine Card  that
      provides  reliable,   high  performance   ATM  SONET   OC-3  155   Mbps
      connectivity.

   * 5575 PCI ATM Adapter - a PCI adapter card that provides full duplex ATM connectivity for systems running Windows NT, Novell NetWare, UnixWare, Solaris and AIX.

   * 6535 CompactPCI T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller with an advanced architecture featuring the Motorola MPC8260 RISC CPU that offers superior performance over T1/E1/J1 communication links.

   * 6575 CompactPCI ATM Communications Controller - a 3U or 6U CompactPCI adapter that provides full duplex ATM connectivity at OC-3 data rates for industrial and telecommunication server computers.

  Server I/O Products

 Interphase server I/O products targeted for use in enterprise applications include the following:

   * 5526 PowerSAN PCI Fibre Channel Adapter - a 33Mhz PCI bus adapter which provides single port 100 MBps Fibre Channel connectivity.

   * 5527 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides single port 100 MBps Fibre Channel connectivity.

   * 5540 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides price-effective 1-Gbps storage connectivity for basic Fibre Channel SAN connectivity.

   * 5541 PowerSAN PCI Fibre Channel Adapter - a low profile version of the 5540 that is only half of the height of normal PCI cards, allowing use in the new smaller profile (1U) servers being increasingly used in Internet server and e-commerce applications.

   * 5550 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides two independent 1-Gbps Fibre Channel connections for high-reliability SAN applications.

   * 5560 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides 2-Gbps Fibre Channel connectivity for applications requiring maximized data throughput.

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

   * 554E SlotOptimizer Quad-port Fast Ethernet Adapter - a 64-bit PCI adapter card that provides four independent full-duplex Fast Ethernet ports.

 Remote Access and WAN Communications Adapters

 Interphase also offers communication adapters that enable remote access server communications in enterprise WAN environments. Flagship Interphase products for remote access and WAN connectivity include:

   * 5535 ENTIA ATM over T1 Communications Controller - an PCI WAN controller that uses an on-board CPU and memory to locally execute all communications protocols. Providing either single or dual port PRI or T1/E1 connectivity, this controller is a cost-effective connectivity solution for small and medium size enterprise networking environments.

   * 5536 ENTIA V.90 Digital Modem Controller - a PCI WAN controller that uses an on-board CPU and memory to locally process all communications protocols. Offering up to 60 digital modems and simultaneous processing of both ISDN and analog (V.34 and V.90) call traffic, this adapter is a cost-effective solution for remote users requiring access to enterprise network applications.

 New Product Development

 The markets for the Company's products are characterized by rapid technological development, evolving industry standards, frequent new product introductions and relatively short product life cycles. The Company's success is substantially dependent upon its ability to anticipate and react to these changes, maintain its technological expertise, expand and enhance its product offerings in existing technologies, and develop, in a timely manner, new products in emerging technologies that achieve market acceptance. The Company believes it must offer products to the market that not only meet ever-increasing performance and quality standards, but also provide compatibility and interoperability with products and architectures offered by various computer and network systems vendors. The continued utility of the Company's products can be adversely affected by products or technologies developed by others.

 The Company has been engaged in the development of new products and the refinement of its existing products since its inception. Interphase has been active in the formulation of industry standards sanctioned by groups such as the IEEE, ANSI, VME International Trade Association (VITA), Fibre Channel Industry Association (FCIA), Infiniband Trade Association (ITA), PCI Industrial Manufacturers Group (PICMG), Project UDI, Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, University of New Hampshire FDDI Interoperability Lab, FC-Open (Fibre Channel) Consortium, and ANTC Consortium for FDDI interoperability testing.

 Marketing and Customers

 The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which may add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During 2000, sales to Hewlett Packard and Terayon Communication Systems accounted for $10 million or 18% and $5.9 million or 11% of consolidated revenues, respectively, and were the only customers accounting for more than 10% of consolidated revenues. During 1999, sales to Hewlett Packard accounted for $36.9 million or 50% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During 1998, sales to Hewlett Packard accounted for $28.3 million or 41% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues.

 The Company markets its products through its own sales organization and, to a lesser extent, through a network of independent sales representatives. In addition to the Company's headquarters in Dallas, Texas, the Company has sales offices located in or near Santa Clara, California; Boston, Massachusetts; Minneapolis, Minnesota; Paris, France and Bangkok, Thailand. The Company's sales personnel market products directly to key customers as well as support the sales representative network. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Ingram Micro, Tech Data, Fuji-Xerox, Gates/Arrow and Macnica.

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

 The majority of the Company's sales are to OEMs with payment terms typically being net 30-45 days from the date of invoice.

 Manufacturing and Supplies

 Manufacturing operations are currently conducted at the Company's headquarters in Dallas, Texas. The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

 The Company uses internally designed applications specific integrated circuits ("ASIC"), some of which are sole-sourced, on some of its products as well as standard off-the shelf items presently available from two or more suppliers. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relations with its vendors.

 The Company generally does not manufacture products to stock in finished goods inventory, as substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company does not have any material requirements to maintain significant finished goods inventories.

 Intellectual Property and Patents

 While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate technological changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products. The Company does not currently hold any patents relative to its current product lines. Instead, the Company relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company's products. Further, the laws of some countries do not provide the same degree of protection of the Company's proprietary information, as do the laws of the United States. Finally, the Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features capable of protection.

 The Company is also subject to the risk of litigation alleging infringement of third party intellectual property rights. Infringement claims could require the Company to expend significant time and money in litigation, pay damages, develop noninfringing technology or acquire licenses to the technology, which is the subject of asserted infringement.

 The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate software into its product line thereby increasing its functionality, performance and interoperability.


 Employees

 At December 31, 2000, the Company had 197 full-time employees, of which 70 were engaged in manufacturing and quality assurance, 71 in research and development, 31 in sales, sales support, service and marketing and 25 in general management and administration.

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

 Competition

 The computer network industry is intensely competitive and is significantly affected by product introductions and market activities of industry participants. The Company expects substantial competition to continue. The Company's competition includes vendors specifically dedicated to the storage I/O and telecommunication product markets. Traditionally the Company's major OEM customers have chosen not to manufacture adapters for their products or do not manufacture sufficient quantities or types of controllers to meet their needs. Increased competition could result in price reductions, reduced margins and loss of market share.


 ITEM 2.   PROPERTIES.

 The Company leases a 96,000-square foot facility located in Farmers Branch, Texas, a suburb of Dallas. The facility includes approximately $2.9 million in leasehold improvements that were made by the Company. The lease, inclusive of renewal options, extends through 2002. In addition, the Company leases a facility in Chaville, France (near Paris) that supports the European markets. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment and fixtures.


 ITEM 3.        LEGAL PROCEEDINGS.

 None


 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 Not applicable

                                   PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

 Since January 1984 shares of the Company's common stock have been traded on The Nasdaq Stock Exchange under the symbol INPH. The following table summarizes its high and low price for each quarter during 2000 and 1999 as reported by Nasdaq.

          2000                         High          Low
      -------------                   ------        ------
      First Quarter                   41.750        17.250
      Second Quarter                  26.875        13.125
      Third Quarter                   25.750        16.125
      Fourth Quarter                  16.438         7.938

          1999                         High           Low
      -------------                   ------        ------
      First Quarter                    9.063         6.125
      Second Quarter                  23.000         6.500
      Third Quarter                   34.375        15.938
      Fourth Quarter                  44.750        17.250

 The Company had approximately 4,800 beneficial owners of its common stock, of which 64 are of record as of March 1, 2001.

 The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

 The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire 15% or more of the Company's common stock and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company's common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain antitakeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company has reserved 7,000,000 shares of common stock for this plan.

 The rights were distributed to shareholders as of the record date as a non-taxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the common stock.

 ITEM 6.        SELECTED FINANCIAL DATA

 Statement of Operations Data:
 (In Thousands, except per share data)


                                       Twelve months ended December 31,
                               2000       1999       1998       1997       1996
                             ---------------------------------------------------
 Revenues                    $55,697    $73,502    $68,690    $66,004    $56,752
                             ---------------------------------------------------
   Gross Profit               29,688     34,702     33,598     32,016     27,964
                             ---------------------------------------------------
   Research and development   10,359     10,590     10,766     13,327      9,902

   Sales and marketing        10,731     11,036     10,060     11,686     10,297

   General and administrative  4,824      5,366      5,417      6,248      4,905

   In process research and
    development                    -          -          -          -     11,646
                             ---------------------------------------------------
   Operating income (loss)     3,774      7,710      7,355        755     (8,786)
                             ---------------------------------------------------
   Other, net                    333     (1,030)    (1,583)    (1,525)      (705)

   Income (loss) from
    continuing operations
    before income tax          4,107      6,680      5,772       (770)    (9,491)

   Income (loss) from
    continuing operations      2,400      4,291      3,542       (971)   (10,055)

   Discontinued
     operations, net             571       (867)      (829)         -          -
                             ---------------------------------------------------
   Net income (loss)          $2,971     $3,424     $2,713      $(971)  $(10,055)
                             ---------------------------------------------------
   Income (loss) from
    continuing operations
    per share
     Basic                     $0.41      $0.77      $0.64     $(0.18)    $(1.99)
     Diluted                   $0.38      $0.70      $0.63     $(0.18)    $(1.99)

   Net income (loss)
   per share
     Basic                     $0.51      $0.61      $0.49     $(0.18)    $(1.99)
     Diluted                   $0.48      $0.56      $0.48     $(0.18)    $(1.99)

   Weighted average
    common shares              5,805      5,593      5,508      5,496      5,062

   Weighted average
    common & common
    equivalent shares          6,237      6,113      5,628      5,496      5,062



                                         Twelve months ended December 31,

 Balance Sheet Data:           2000       1999       1998       1997       1996
                             ---------------------------------------------------
 Working capital             $37,502    $35,314    $26,314    $25,244    $22,836

 Total assets                 54,473     54,671     50,288     49,447     53,924

 Total liabilities            12,534     14,536     18,463     19,904     23,538

 Redeemable common stock       1,780      2,796      3,813          -          -

 Shareholders' equity         40,159     37,339     28,012     29,543     30,386


 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 This report contains forward-looking statements with respect to financial results and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, the quality and price of similar or comparable networking products, access to sources of capital, general economic conditions in the Company's market areas and that future sales and growth rates for the industry and the Company could be lower than anticipated.

 Consolidated Statement of Operations as a Percentage of Revenues

                                       Year ended December 31,
                                     2000        1999        1998
                                    -------------------------------
 Revenues                           100.0 %     100.0 %     100.0 %
 Cost of sales                       46.7 %      52.8 %      51.1 %
                                    -------------------------------
 Gross profit                        53.3 %      47.2 %      48.9 %

 Research and development            18.6 %      14.4 %      15.7 %
 Sales and marketing                 19.3 %      15.0 %      14.6 %
 General and administrative           8.6 %       7.3 %       7.9 %
                                    -------------------------------
 Operating income                     6.8 %      10.5 %      10.7 %
                                    -------------------------------
 Interest income                      2.1 %       0.6 %       0.5 %
 Interest expense                    (1.1)%      (0.9)%      (1.5)%
 Other, net                          (0.5)%      (1.1)%      (1.3)%
                                    -------------------------------
 Income (loss) from continuing
   operations before income taxes     7.4 %       9.1 %       8.4 %
 Provision for income taxes           3.1 %       3.3 %       3.2 %
                                    -------------------------------
 Income (loss) from continuing        4.3 %       5.8 %       5.2 %
   operations

 Discontinued operations              1.0 %      (1.2)%      (1.2)%
                                    -------------------------------
 Net income (loss)                    5.3 %       4.6 %       4.0 %
                                    ===============================

 RESULTS OF OPERATIONS

 In September 1999, the Company completed the sale of its Voice Over Internet Protocol ("VOIP") business. Accordingly, the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

 Revenues consist of product revenues and are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer order is obtained, and collection is probable. Revenues from reseller agreements are typically recognized when the product is sold through to the end customer. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms.

 Revenues: Total revenues for the years ended December 31, 2000, 1999 and 1998 were $55.7 million, $73.5 million and $68.7 million, respectively.

 Revenues decreased 24% in 2000 compared to 1999. The decrease in revenue was primarily attributable to the effects of the transitional period where the Company is refocusing its efforts on its new Fibre Channel and Telecom Communication Controller products. During this period, several of the new Fibre Channel products experienced delays in the engineering phase. Due to the intense competition in the industry, these delays had a significant impact on sales during 2000. Additionally, 30% of the revenues in 1999 were attributable to Hewlett Packard's purchases of a Fibre Channel product, which ceased in the first quarter of 2000. The decrease in revenues during 2000 was partially offset by sales of products through an end-of-life program instituted in 2000 for many of the Company's legacy products. The Company began this program in an effort to focus its resources on its new product lines.

 The growth in revenues from 1998 to 1999 was 7%. The increase in revenue was attributable to growth in the Company's Storage and Broadband telecom controller product lines, partially offset by a decline in LAN and WAN products. In 1999, Storage revenues, which consist of Fibre Channel and SCSI technologies, accounted for approximately 48% of total revenues, LAN revenues which consist of FDDI, Fast Ethernet, ATM and Ethernet, accounted for 36% of total revenues, WAN accounted for 7% of total revenues and Broadband telecom controllers accounted for 9% of total revenues. North American revenues grew 14%, Pacific Rim revenues grew 78%, and European revenues declined 26% compared to 1998. In 1999, sales to one OEM customer accounted for approximately 50% of the Company's revenue.

 Gross Profit: Gross profit as a percentage of sales was 53% for the year ended December 31, 2000, 47% for the year ended December 31, 1999 and 49% for the year ended December 31, 1998. The increase in the gross profit rate is primarily the result of a change in product mix and product cost improvements that began in late 1999, whereby the Company improved its purchasing and production processes.

 Research and Development: The Company's investment in the development of new products through research and development was $10.4 million, $10.6 million and $10.8 million in 2000, 1999, and 1998, respectively. As a percentage of revenue, research and development expenses were 19%, 14% and 16% for 2000, 1999 and 1998, respectively. Research and development costs decreased slightly in 2000, primarily due to a reduction in variable spending in response to decreased revenues for the year. However, the research and development investment in 2000 resulted in new products that will provide the foundation for the Company's product lines in 2001 and beyond.

 Sales and Marketing: Sales and marketing expenses were $10.7 million, $11 million, and $10.1 million in 2000, 1999 and 1998, respectively. As a percentage of revenue, sales and marketing expenses were 19%, 15% and 15% for 2000, 1999 and 1998, respectively. The decrease in sales and marketing expenses in 2000 is primarily the result of decreased revenues, which resulted in reduced sales commissions and bonuses for the year, partially offset by increased marketing activity used to position the Company for future product releases.

 General and Administrative: General and administrative expenses were $4.8 million, $5.4 million, and $5.4 million in 2000, 1999 and 1998, respectively. As a percentage of revenue, general and administrative expenses were 9%, 7% and 8% for 2000, 1999 and 1998, respectively. General and administrative costs have been relatively consistent in recent years. However, the decrease in 2000 costs, relative to 1999, is primarily due to lower headcount related expenses, as the number of employees in the general and administrative function decreased from 33 as of December 31, 1999 to 25 as of December 31, 2000.

 Interest Income: Interest income was $1.2 million, $481,000 and $338,000 in 2000, 1999 and 1998, respectively. The increase in interest income from year to year is a reflection of the increase in the funds available for investment.

 Interest Expense: Interest expense was $587,000, $694,000 and $1 million in 2000, 1999 and 1998, respectively. The decrease in interest expense is due to the reduction of the Company's credit facility.

 Other Expense, Net: Other expense, net, was $266,000, $817,000 and $896,000 in 2000, 1999 and 1998, respectively. Other expense primarily reflects the amortization of goodwill and acquired developed technologies related to a 1996 acquisition of Synaptel. However, the net decrease in 2000 is primarily due to the increase in other income generated by hedging transactions on certain marketable securities received in the sale of the Company's VOIP business. For the year ended December 31, 2000, these hedging transactions resulted in a gain of approximately $689,000.

 Provision for Income  Taxes:   The Company's  provision for  taxes was  $1.7
 million, $2.4 million and $2.2 million in 2000, 1999 and 1998, respectively.

 The effective income tax rates were 42% in 2000, 36% in 1999 and 39% in 1998. The Company's effective tax rate is greater than the statutory rate primarily due to nondeductible goodwill amortization. The increase in the Company's effective income tax rate, from 1999 to 2000, is primarily due to the decrease in foreign earnings, which are offset by foreign loss carry forwards.

 Discontinued Operations: In 1999, the Company sold its VOIP business for $2.4 million. However, due to the uncertainty of payment on the proceeds that remained unpaid as of December 31, 1999, the Company recognized income upon payment. In 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. Additionally, in 2000, the Company sold its 20% interest in Quescom for $400,000, resulting in a gain of $91,000. The total gain in 2000 was $571,000 net of $350,000 tax. There were no operating activities during 2000 related to the VOIP business. Gain on disposal of assets was $326,000, net of tax, in 1999. Operating losses, net of tax, for the VOIP business were $1.2 million and $829,000 for 1999 and 1998, respectively.

 Net Income (Loss): The Company reported net income of $3 million in 2000, $3.4 million in 1999 and $2.7 million in 1998.


 LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash, cash equivalents and marketable securities aggregated $17.5 million and $16.3 million at December 31, 2000 and 1999. The growth in cash, cash equivalents and marketable securities from 1999 to 2000 is primarily attributable to cash generated by the Company's operations, proceeds received from the exercise of stock options and cash received in connection with the sale of its VOIP business.

 Expenditures for equipment and purchased software were $1.1 million, $2 million and $2.9 million in 2000, 1999 and 1998, respectively. At December 31, 2000, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating lease on its Dallas facility, future debt payments and repurchase of Interphase common stock from Motorola (described below).

 The Company has a $16 million credit facility with a financial institution. This credit facility includes an $8.5 million term loan, a $2.5 million equipment loan and a $5 million revolving credit facility. The term and equipment loans are due in quarterly installments, and expire in November 2001. The revolving credit facility expires in June 2002. In 2001, maturities of this credit facility will be approximately $1.7 million. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2001.

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of December 31, 2000, 375,336 shares have been repurchased for $2.3 million and retired; 284,664 shares remain to be repurchased.

 The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable needs for at least the next 12 months.

 Recently Issued Accounting Pronouncements

 On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivatives to be recorded at fair value. Changes in the fair values of derivatives are recorded in either the statement of operations or as a component of comprehensive income, depending on whether the derivative qualifies as a hedge, and depending on the type of hedging relationship that exists. Adoption of this standard did not have a material effect on the Company's financial statements.""


 ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 Foreign currency risk - Revenues originating outside of the United States totaled 15%, 17% and 22% of total revenues in 2000, 1999, and 1998. Due to the fact that the Company conducts business on a global basis in various foreign currencies, it is exposed to adverse movements in foreign currency exchange rates. During the periods presented, the Company entered into certain foreign currency forward exchange contracts to reduce the risk of foreign exchange exposure. Neither the foreign currency transaction gains and losses nor the gains and losses on the forward contracts were significant. The Company has not used, nor do they expect to use, forward contracts for trading purposes.

 Interest Rate Risk - The Company is exposed to interest rate risk under its Credit Facility, which currently bears interest at 8.5%. The Company does not enter into hedging arrangements to mitigate this risk.

 Market Price Risk - The Company maintains a minority equity investment in a publicly traded Company and recorded a $925,000 net after tax unrealized loss during 2000 on this investment. The Company's ability to sell certain equity positions is restricted under contractual arrangements. During 2000 the Company entered into a hedge on a portion of this equity investment, realizing a gain of $689,000 on the transaction. The Company has no equity hedge contracts outstanding as of December 31, 2000.


 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Item 14 (a) below.


 ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable

                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Directors

 See information regarding the directors and nominees for director under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001, which is incorporated herein by reference.

 Executive Officers

 As of March 1, 2001, the executive officers of the Company, their respective ages, positions held and tenure as officers are listed below:

                                                                 Executive
                                                                Officers of
                                                                the Company
       Name          Age  Position(s) Held with the Company        Since
 -----------------   ---  ----------------------------------    -----------
 Gregory B. Kalush    44  Chairman of the Board, Chief             1998
                           Executive Officer and President


 Steven P. Kovac      45  Chief Financial Officer, Treasurer       1999
                           and Vice President of Finance


 Gregory B. Kalush joined  the Company in February  1998, as Chief  Financial
 Officer, Vice President of Finance and Treasurer. Mr. Kalush was appointed the Chief Executive Officer, President and Director of the Company in March 1999 and was elected Chairman of the Board in May 2000. Mr. Kalush is also the sole member of the New Employee and Retention Stock Option Committee of the Board of Directors. Prior to joining Interphase, Mr. Kalush was with DSC Communications Corporation from 1995 to 1997. While at DSC, he served as Vice President Transmission Data Services, Vice President of Operations, International Access Products and Group Vice President of Finance, Transport Systems Group. Prior to DSC, Mr. Kalush was with IBM Corporation from 1978 to 1994. During that time his positions included Chief Financial Officer and Operations Executive for the Skill Dynamics Business Unit, Director of Finance, Planning and Administration for the Southwest area, and Division Director of Finance and Operations for the Data Systems division.

 Steven P. Kovac joined the Company in May 1999 as Chief Financial Officer, Vice President of Finance and Treasurer. Prior to Interphase, from 1997 to 1999 Mr. Kovac served as Chief Operating Officer and Chief Financial Officer for TPN Inc., a satellite television network. From 1989 to 1997 Mr. Kovac was the Regional Vice President of Finance and Chief Financial Officer for AT&T Wireless Services, McCaw Cellular Communications and LIN Cellular Communications. From 1988 to 1989, Mr. Kovac was Vice President of Finance and Administration for BBL Industries, a manufacturer of paging terminals and voice messaging equipment. Mr. Kovac is a member of the Board of Directors for Integrated Systems Corporation, a reseller of DSL and satellite ISP, located in Denver, Colorado.

 ITEM 11.  EXECUTIVE COMPENSATION.

 The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, which is incorporated herein by reference.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

 The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, which is incorporated herein by reference.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2001, which is incorporated herein by reference.


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

 (b)  Reports on Form 8-K.

 The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTERPHASE CORPORATION

 Date:  March 26, 2001              By:  /s/ Gregory B. Kalush
                                       -----------------------
                                       Gregory B. Kalush
                                       Chairman of the Board, Chief
                                       Executive Officer and President


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2001.

                   Name                         Title
       ---------------------------      ---------------------------

       /s/ Gregory B. Kalush            Chairman of the Board,
       ---------------------------      Chief Executive Officer and President
           Gregory B. Kalush            (Principal executive officer)

       /s/ Steven P. Kovac              Chief Financial Officer, Treasurer
       ---------------------------      and Vice President of Finance
           Steven P. Kovac              (Principal financial officer)

       /s/ James F. Halpin              Director
       ---------------------------
           James F. Halpin

       /s/ Paul N. Hug                  Director
       ---------------------------
           Paul N. Hug

       /s/ David H. Segrest             Director
       ---------------------------
           David H. Segrest

       /s/ S. Thomas Thawley            Vice Chairman, Director
       ---------------------------      and Secretary
           S. Thomas Thawley

       /s/ William R. Voss              Director
       ---------------------------
           William R. Voss

                              INDEX TO EXHIBITS

 Exhibits
 --------
  2 (a) Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise
           Fund LPI (USA), Schroder ventures French Enterprise Fund
           UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)
  3 (a)    Certificate of Incorporation of the registrant. (1)
  3 (b)    Amendment to Articles of Incorporation of the registrant. (10)
  3 (c) Amended and Restated Bylaws of the registrant adopted on December 5, 1995. (6)
 10 (a) Registrant's Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto. (9)
 10 (b)    Registrant's Amended and Restated Stock Option Plan Amendment
           No. 4. (10)
 10 (c)    Registrant's Incentive Stock Option Sub-Plan. (3)
 10 (d)    Stock Purchase Warrant issued to Motorola, Inc. (4)
 10 (e)    Lease on Dallas facility. (5)
 10 (f)    Directors Stock Option Plan and Amendment No. 1 thereto. (6)
 10 (g)    Directors Stock Option Plan Amendment No. 2  (10)
 10 (h)    Loan Agreement between Interphase Corporation and BankOne Texas,
           N.A. (8)
 10 (i) Purchase Agreement between Interphase Corporation and Cisco Systems Inc. (9)
 10 (j)    Motorola Stock Repurchase Agreement (2)
 10 (k)    Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (11)
 23 (a)    Consent of Independent Public Accountants. (12)
 _____________________
 (1)  Filed as an exhibit to Registration Statement No. 2-86523 on
      Form S-1 and incorporated herein by reference.
 (2) Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.
 (3) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988 and incorporated herein by reference.
 (4) Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989 and incorporated herein by reference.
 (5) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994 and incorporated herein by reference.
 (6) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.
 (7) Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.
 (8) Filed as an exhibit to Report on Form 8-KA on October 4, 1996, and incorporated herein by reference.
 (9) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
 (10) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
 (11) Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.
 (12) Filed herein.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES




 Management's Report on Financial Responsibility                       F-2

 Report of Independent Public Accountants -
      Arthur Andersen LLP                                              F-3

 Consolidated Balance Sheets - As of December 31, 2000 and 1999        F-4

 Consolidated Statements of Operations - Years Ended
      December 31, 2000, 1999 and 1998                                 F-5

 Consolidated Statements of Shareholders' Equity - Years Ended
      December 31, 2000, 1999 and 1998                                 F-6

 Consolidated Statements of Cash Flows - Years Ended                   F-7
      December 31, 2000, 1999 and 1998

 Notes to Consolidated Financial Statements                        F-8 to F-21

                MANAGEMENT'S REPORT ON FINANCIAL RESPONSIBILITY


 Management is responsible for the preparation and fairness of the consolidated financial statements of Interphase Corporation and all other information contained in this annual report. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect informed judgments and estimates, which management believes to be reasonable.

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

 Gregory B. Kalush
 Chairman of the Board,
 Chief Executive Officer and President

 February 6, 2001

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



 To the Shareholders and Board of Directors of Interphase Corporation:

 We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                      ARTHUR ANDERSEN  LLP
 Dallas, Texas
 February 6, 2001


   INTERPHASE CORPORATION
   CONSOLIDATED BALANCE SHEETS
   (in thousands, except number of shares data)
                                                           December 31,
   ASSETS                                               2000         1999
   ------                                            ----------------------
   Cash and cash equivalents                        $   10,587   $   10,988
   Marketable securities                                 6,886        5,288
   Trade accounts receivable, less allowances
     for uncollectible accounts of $273 and
     $260, respectively                                 14,085       14,005
   Inventories                                          13,193       11,678
   Prepaid expenses and other current assets               941        1,383
   Deferred income taxes                                   844          774
                                                     ----------------------
        Total current assets                            46,536       44,116
                                                     ----------------------
   Machinery and equipment                               8,033        9,149
   Leasehold improvements                                2,954        2,907
   Furniture and fixtures                                  490          475
                                                     ----------------------
                                                        11,477       12,531
   Less-accumulated depreciation                        (9,755)     (10,334)
                                                     ----------------------
        Total property and equipment, net                1,722        2,197
                                                     ----------------------
   Capitalized software, net                               490          684
   Deferred income taxes, net                            1,146        1,458
   Acquired developed technology, net                    1,680        2,280
   Goodwill, net                                         2,590        2,830
   Other assets                                            309        1,106
                                                     ----------------------
        Total assets                                $   54,473    $  54,671
                                                     ======================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
        Liabilities
   Accounts payable                                      1,417        2,129
   Deferred revenue                                      1,093            -
   Accrued liabilities                                   2,816        1,586
   Accrued compensation                                  1,947        2,131
   Income taxes payable                                     78          754
   Current portion of debt                               1,683        2,202
                                                     ----------------------
        Total current liabilities                        9,034        8,802

   Other liabilities                                         -          570
   Long-term debt, net of current portion                3,500        5,164
                                                     ----------------------
        Total liabilities                               12,534       14,536

        Commitments and contingencies
   Common stock redeemable; 284,664 and
     447,332 shares respectively                         1,780        2,796

        Shareholders' Equity
   Common stock, $.10 par value; 100,000,000
      shares authorized; 5,480,550 and 5,391,296
      shares issued and outstanding, respectively          548          539
   Additional paid in capital                           36,805       35,998
   Retained earnings                                     3,178          207
   Cumulative other comprehensive (loss) income           (372)         595
                                                     ----------------------
        Total shareholders' equity                      40,159       37,339
                                                     ----------------------
        Total liabilities and shareholders' equity  $   54,473   $   54,671
                                                     ======================

   The accompanying notes are an integral part of these consolidated financial statements.

                                      F-4

    INTERPHASE CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (in thousands, except per share amounts)



                                              Years ended December 31,
                                        ------------------------------------
                                           2000          1999         1998
                                        ------------------------------------
    Revenues                           $   55,697    $   73,502   $   68,690
    Cost of sales                          26,009        38,800       35,092
                                        ------------------------------------
    Gross profit                           29,688        34,702       33,598
                                        ------------------------------------
    Research and development               10,359        10,590       10,766
    Sales and marketing                    10,731        11,036       10,060
    General and administrative              4,824         5,366        5,417
                                        ------------------------------------
       Total operating expenses            25,914        26,992       26,243
                                        ------------------------------------
    Operating income                        3,774         7,710        7,355

    Interest income                         1,186           481          338
    Interest expense                         (587)         (694)      (1,025)
    Other, net                               (266)         (817)        (896)
                                        ------------------------------------
    Income from continuing operations
      before income taxes                   4,107         6,680        5,772

    Provision for income taxes              1,707         2,389        2,230
                                        ------------------------------------
    Income from continuing operations       2,400         4,291        3,542

    Discontinued operations (Note 7)
    Gain on disposal of VOIP business,
      net of tax                              571           326            -
    Operating losses from VOIP
      business, net of tax                      -        (1,193)        (829)
                                        ------------------------------------
    Net income                         $    2,971    $    3,424   $    2,713
                                        ====================================
    Income from continuing
      operations per share
      Basic                            $     0.41    $     0.77   $    0.64
                                        ------------------------------------
      Diluted                          $     0.38    $     0.70   $    0.63
                                        ------------------------------------

    Net income per share
      Basic                            $     0.51    $     0.61   $    0.49
                                        ------------------------------------
      Diluted                          $     0.48    $     0.56   $    0.48
                                        ------------------------------------

    Weighted average common shares          5,805         5,593       5,508
                                        ------------------------------------
    Weighted average common and
      common equivalent shares              6,237         6,113       5,628
                                        ------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (in thousands)
                                                                               Cumulative
                                                       Additional  Retained       Other
                                        Common Stock    Paid in    Earnings   Comprehensive           Comprehensive
                                        Shares Amount   Capital    (Deficit)  Income (Loss)   Total   Income (Loss)
                                        ------------------------------------------------------------- -------------
 Balance at December 31, 1997           5,516  $   552  $ 34,774   $ (5,930)     $  147     $  29,543    $      -
                                        -------------------------------------------------------------
 Option exercises, including
   related tax benefit                      6        1        19          -           -            20           -

 Redeemable common stock                 (660)     (66)   (4,059)         -           -        (4,125)          -

 Comprehensive income (loss):
   Foreign currency translation             -        -         -          -        (205)         (205)       (205)
   Unrealized holding period gain,
     net of tax                             -        -         -          -          66            66          66

 Net income                                 -        -         -      2,713           -         2,713       2,713
                                                                                                          -------
 Total comprehensive income                 -        -         -          -           -             -    $  2,574
                                        ------------------------------------------------------------- -------------
 Balance at December 31, 1998           4,862  $   487  $ 30,734   $ (3,217)     $    8     $  28,012
                                        -------------------------------------------------------------
 Option exercises, including
   related tax benefit                    529       52     5,264          -           -         5,316    $      -

 Comprehensive income (loss):
   Foreign currency translation             -        -         -          -        (105)         (105)       (105)
   Unrealized holding period gain,
     net of tax                             -        -         -          -         692           692         692

 Net income                                 -        -         -      3,424           -         3,424       3,424
                                                                                                          -------
 Total comprehensive income                 -        -         -          -           -             -    $  4,011
                                        ------------------------------------------------------------- -------------
 Balance at December 31, 1999           5,391  $   539  $ 35,998   $    207      $  595     $  37,339
                                        -------------------------------------------------------------
 Option exercises, including
   related tax benefit                     90        9       807          -           -           816    $      -

 Comprehensive income (loss):
   Foreign currency translation             -        -         -          -         (80)          (80)        (80)
   Unrealized holding period loss,
     net of tax                             -        -         -          -        (887)         (887)       (887)

 Net income                                 -        -         -      2,971           -         2,971       2,971
                                                                                                          -------
 Total comprehensive income                 -        -         -          -           -             -    $  2,004
                                        ------------------------------------------------------------- -------------
 Balance at December 31, 2000           5,481  $   548  $ 36,805   $  3,178      $ (372)     $ 40,159
                                        -------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6

  INTERPHASE CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
                                                                Years ended December 31,
                                                           ---------------------------------
                                                              2000        1999        1998
                                                           ---------------------------------
  Cash flows from operating activities:
    Income from continuing operations                      $   2,400   $   4,291   $   3,542
    Operating loss from discontinued operations                    -      (1,193)       (829)
    Gain on disposal of discontinued operations                  571         326           -
    Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
     Depreciation and amortization                             2,615       3,640       4,013
     Deferred income taxes                                       242        (340)       (344)
     Tax benefit from stock option exercises                     277       1,500           -
     Changes in assets and liabilities-
         Trade accounts receivable                             1,013        (289)       (686)
         Inventories                                          (1,515)      1,810       1,407
         Prepaid expenses and other current assets              (388)       (527)        (58)
         Accounts payable and accrued liabilities                518        (787)       (643)
         Accrued compensation                                   (184)         90         131
         Income taxes payable                                   (676)       (654)      1,211
                                                           ---------------------------------
     Net adjustments                                           2,473       3,576       4,202
                                                           ---------------------------------
         Net cash provided by operating activities             4,873       7,867       7,744
                                                           ---------------------------------

  Cash flows from investing activities:
     Additions to property, equipment, capitalized
       software and leasehold improvements                    (1,093)     (2,003)     (2,892)
     Decrease in other assets                                    304         916           1
     Cash received in sale of VOIP business                    1,230         600           -
     Proceeds from the sale of marketable securities             852           -           -
     Purchases of marketable securities, net of
       unrealized holding period gain or loss                 (3,337)     (1,166)        (92)
                                                           ---------------------------------
         Net cash used by investing activities                (2,044)     (1,653)     (2,983)
                                                           ---------------------------------

  Cash flows from financing activities:
     (Decrease) increase in other long-term liabilities         (570)       (303)        273
     Payments on debt                                         (2,183)     (2,253)     (2,458)
     Purchase of redeemable common stock                      (1,016)     (1,017)       (312)
     Proceeds from the exercise of stock options                 539       3,816          20
                                                           ---------------------------------
         Net cash (used) provided by financing activities     (3,230)        243      (2,477)
                                                           ---------------------------------

  Net (decrease) increase in cash and cash equivalents          (401)      6,457       2,284
  Cash and cash equivalents at beginning of year              10,988       4,531       2,247
                                                           ---------------------------------
  Cash and cash equivalents at end of year                $   10,587   $  10,988   $   4,531
                                                           =================================
  Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                  608         698         953
  Taxes paid                                                   1,729       1,703         891


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

 In September 1999, the Company completed the sale of its VOIP business. Accordingly, the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. See further discussion of the sale in Note 7.

 Cash and  Cash  Equivalents:   The  Company  considers  cash  and  temporary
 investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

 Investments - Investments in debt and equity securities are classified as available for sale with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations.

 Allowance for doubtful accounts:   As of December  31, 2000, 1999 and  1998,
 the allowance for  doubtful accounts  was $273,000,  $260,000 and  $164,000.
 The activity in this account was as follows  (in thousands):

                        Balance at             Write-offs    Balance
                        Beginning   Charged to   Net of      at End
 Year Ended:            of Period    Expense   Recoveries   of Period
 --------------------------------------------------------------------
 December 31, 2000         $ 260      $ 358     $ (345)       $ 273
 December 31, 1999           164        120        (24)         260
 December 31, 1998           544        392       (772)         164


 Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):


                                  Years ended December 31,
                                   2000             1999
                                 -------------------------
 Raw Materials                   $  9,439         $  8,044
 Work-in-process                    3,280            3,352
 Finished Goods                       474              282
                                  -------          -------
 Total                           $ 13,193         $ 11,678
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

      Year ended             Depreciation      Accumulated
     December 31:               Expense        Depreciation
     ------------               -------        ------------
         2000                  $ 1,370           $ 9,755
         1999                    2,035            10,334
         1998                    2,436            10,339

 The depreciable lives of property and equipment are as follows:

 Machinery and equipment           3-5   years
 Leasehold improvements            3-10  years
 Furniture and fixtures            5-7   years

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

      Year ended            Amortization       Accumulated
     December 31:             Expense          Amortization
     ------------             -------          ------------
         2000                  $ 345             $ 2,139
         1999                    280               1,875
         1998                    302               1,656


 Research and Development Subsidy: Included in other assets at December 31, 2000 and 1999, is a receivable for a subsidy of $72,000 and $529,000, respectively, due from the French government related to the research and development activities of the Company's Paris based operation.

 Long-Lived Assets: Intangibles and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment would be recognized in operating results if a permanent reduction in value were to occur.

 Revenue Recognition: Revenues consist of product revenues and are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer order is obtained, and collection is probable. Revenues from reseller agreements are typically recognized when the product is sold through to the end customer. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms.

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

 Foreign Currency Translation: Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are reflected in shareholders' equity as a component of comprehensive income (loss).

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

 Certain  Reclassifications:     Certain   prior  year   amounts  have   been
 reclassified to conform with the 2000 presentation.

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

 2.  ACQUISITION

 As a result of  the acquisition of Synaptel,  S.A. ("Synaptel") and  certain product rights acquired from Cisco Systems, Inc. ("Cisco"), the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill. Developed technology and assembled workforce are amortized on a straight-line basis over a 7-year period. Goodwill is amortized on a straight-line basis over a 15-year period. Acquired product rights from Cisco are amortized ratably over the anticipated revenue stream of such products sold. The December 31, 2000 intangible balances at historical cost and related amortization expense and accumulated amortization were as follows (in thousands):


                                   Amortization Expense   Accumulated   Ending
                      Intangibles   2000   1999   1998    Amortization  Balance
                      ---------------------------------------------------------
 Developed technology  $ 4,230     $ 600   $ 600   $ 600    $2,550      $ 1,680
 Assembled workforce       390        60      60      60       255          135
 Goodwill-Synaptel       3,596       240     240     240     1,006        2,590
 Acquired Product
   Rights-Cisco          2,500         -     485     435     2,500            -



 3.  MARKETABLE SECURITIES

 Marketable securities consist of investments in equity and debt securities. As of December 31, 2000 and 1999, the fair market value of marketable securities was $6.9 million and $5.3 million, respectively. During 2000, the Company realized a gain of $689,000 from the sale of securities. The Company had an unrealized loss of $887,000 (net of taxes) in 2000, and an unrealized gain of $692,000 (net of taxes) in 1999, with respect to certain available-for-sale securities.


 4.  DERIVATIVES AND HEDGINGS

 The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments on a minimal basis. The Company does not utilize or expect to utilize derivative financial instruments for trading or speculative purposes.

 During the periods presented, the Company entered into certain foreign currency forward exchange contracts to reduce the risk of foreign exchange exposure. Neither the foreign currency transaction gains and losses nor the gains and losses on the forward contracts were significant. Additionally, the Company entered into a hedge on a portion of an equity investment realizing a gain of $689,000 on the transaction. The Company has no equity hedge contracts outstanding as of December 31, 2000.

 On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 requires all derivatives to be recorded at fair value. Changes in the fair values of derivatives are recorded in either the statement of operations or as a component of comprehensive income, depending on whether the derivative qualifies as a hedge, and depending on the type of hedging relationship that exists. Adoption of this standard did not have a material effect on the Company's financial statements.


 5.  ACCRUED LIABILITIES

 Accrued liabilities consisted of the following (in thousands):

                                   Years ended December 31,
                                     2000            1999
                                    -----------------------
 Accrued outside commissions        $   300         $   362
 Accrued property tax                   281             147
 Accrued other                        2,235           1,077
                                     ------          ------
                                    $ 2,816         $ 1,586
                                     ======          ======


 6.  CREDIT FACILITY

 The Company maintains a credit facility with a bank. The credit facility consists of an $8.5 million acquisition term loan, a $2.5 million equipment financing facility and a $5 million revolving credit facility. The revolving credit facility matures June 30, 2002, and bears interest at the bank's base rate (currently 8.5%). The term loan and equipment loan are payable in equal quarterly installments totaling $548,000 plus accrued interest with final payment due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowing under the revolving credit component of the credit facility. The credit facility is collateralized by marketable securities, accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio, debt service coverage, and is subject to a borrowing base calculation. At December 31, 2000, the Company was in compliance with all covenants. At December 31, 2000, total availability under the revolving credit facility was $1.5 million.

 At December 31, 2000 and 1999,  the Company's outstanding debt consisted  of the following (in thousands):
                                                Year ended December 31,
                                                  2000           1999
                                                 -----------------------
 Acquisition term loan                          $   1,275      $   2,975
 Equipment financing loan                             408            881
 Borrowings under revolving credit facility         3,500          3,500
 Other                                                  -             10
                                                 --------       --------
 Total                                              5,183          7,366
 Less current portion                               1,683          2,202
                                                 --------       --------
 Total long-term debt                           $   3,500      $   5,164
                                                 ========       ========


 The total scheduled debt principal payments are $1.7 million in 2001, $3.5 million in 2002 and zero thereafter.

 7.  DISPOSITION OF ASSETS

 In June 1999, the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,172,000 to the former owner of Interphase's Paris Operation. The sales proceeds consisted of $300,000 due at closing with a $830,000 technology license fee. In 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. Additionally, in 2000, the Company sold its 20% interest in Quescom for $400,000, resulting in a gain of $91,000. The total gain in 2000 was $571,000 net of $350,000 tax.

 In September 1999, the Company sold its other VOIP business, Zirca Corporation ("Zirca"), along with the technologies developed by Zirca for $300,000 cash and stock valued at $517,680 on the date of disposition, to UniView Technologies, resulting in a gain of $140,000, net of $86,000 tax. The UniView securities received as part of the agreement are included on the Balance Sheet in Marketable Securities, and accounted for as available-for-sale securities.

 The following are the results from discontinued operations for the periods presented: (in thousands)

                                                 Years ended December 31,
                                             2000        1999         1998
                                            --------------------------------
 Operating losses from discontinued
   operations before tax                   $      -    $ (1,924)    $ (1,337)
 Income tax benefit                               -         731          508
 Net loss from discontinued operations      -------     --------     -------
                                           $      -    $ (1,193)    $   (829)
                                            =======     ========     =======

 8.  INCOME TAXES

 The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):


                                      Year ended December 31,
                                  2000        1999         1998
                                 --------------------------------
 Current provision              $ 1,465      $ 2,729      $ 2,574
 Deferred provision (benefit)       242         (340)        (344)
                                 ------       ------       ------
 Income tax expense             $ 1,707      $ 2,389      $ 2,230
                                 ======       ======       ======



 Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2000 and 1999, are presented as follows (in thousands):

                                      Year ended December 31,
                                          2000        1999
                                       ---------------------
 Current deferred tax assets:
 Inventory                            $  176          $  559
 Accounts receivable                     151             147
 Deferred Revenue                        372               -
 Vacation accrual                         20              20
 Other accruals                          125              48
                                       -----           -----
 Total                                $  844          $  774
                                       =====           =====

 Noncurrent deferred tax
   assets  (liabilities), net:
 Assets:
 Depreciation                         $  912          $1,450
 Amortization                            660             682
                                       -----           -----
                                       1,572           2,132
 Liabilities:
 Other                                  (426)           (674)
                                       -----           -----
 Total                                $1,146          $1,458
                                       =====           =====

 The Company has not recorded a valuation allowance with respect to the various domestic deferred tax assets, as management believes it is more likely than not that these assets will be realized. Management periodically reviews the realizability of the Company's deferred tax assets, as appropriate, when existing conditions change the probability of realization. The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

                                              Year ended December 31,
                                          2000        1999        1998
                                         -------------------------------
 Income taxes at statutory rate         $  1,396    $  2,271     $ 1,962
 State income taxes                          189         168          11
 Non-deductible goodwill
   amortization                              306         306         306
 Benefit of tax loss carry-forward          (209)       (339)       (131)
 Other                                        25         (17)         82
                                         -------     -------     -------
 Provision for income taxes             $  1,707    $  2,389    $  2,230



 9.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE


 The following table shows the calculation of the Company's weighted average common and common equivalent shares outstanding (in thousands):

                                       Years ended December 31,
                                      2000       1999       1998
                                      ---------------------------
 Weighted average
 shares outstanding                   5,805      5,593      5,508

 Dilutive impact of stock options       432        520        120
                                      -----      -----      -----
 Total outstanding weighted
 average common and common
 equivalent shares                    6,237      6,113      5,628
                                      =====      =====      =====


 Anti-dilutive options of 348,000, 117,000 and 944,000 were excluded from the dilutive calculation in 2000, 1999 and 1998, respectively.

 10.  COMMON STOCK

 Amended and Restated Stock Option Plan: In 2000, the Company amended and restated its Stock Option Plan which, as amended, authorizes the issuance to employees of up to 3,500,000 shares of common stock in incentive stock options (as defined in section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board. The Board may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a 5-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a 3-year period from the date of grant. The term of option grants may be up to 10 years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

 United Kingdom Stock Option Sub-Plan: This plan was adopted in 1988 for the benefit of the Company's employees located in the United Kingdom. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. The Board may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a 5-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a 3-year period from the date of grant. The term of option grants may be up to 10 years. The options are canceled upon termination of employment, except in the event of death, retirement or injury, as defined.

 France Stock Option Sub-Plan: This plan was adopted in 2000 for the benefit of the Company's employees located in France. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. Unless otherwise decided by at the sole discretion of the Board, the options vest (i) 75% after the expiration of a two-year period from the date of grant and (ii) 25% after the expiration of a three-year period from the date of grant. Except for the events provided under the French tax code, the shares cannot be sold or otherwise disposed of for a period of five years from the date of grant. The term of option grants may be up to 10 years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

 The following table summarizes the transactions under the Stock Option Plan and the Stock Option Sub-Plans (in thousands, except option prices):

                                     Number of  Weighted Average
                                      Options     Option Price
                                       --------------------
 Balance, December 31, 1997            1,410        $ 10.80
                                       =====         ------
 Granted                                 246           6.83
 Exercised                               (17)          4.17
 Canceled                               (499)          7.90
                                       -----          -----
 Balance, December 31, 1998            1,140           8.62

 Granted                                 793          16.47
 Exercised                              (441)          7.09
 Canceled                               (270)          8.48
                                       -----          -----
 Balance, December 31, 1999            1,222          13.22

 Granted                                 746          14.76
 Exercised                               (80)          6.90
 Canceled                               (248)         16.23
                                       -----          -----
 Balance, December 31, 2000            1,640          13.85
                                       -----          -----
 Exercisable at December 31, 2000        379        $ 12.44
                                       =====         ======



 The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2000:


                                 Options Outstanding                 Options Exercisable
                                 -------------------                ----------------------
  Range of Exercise    Number of   Weighted-Average     Weighted      Number      Weighted
       Prices         Outstanding    Remaining          Average     Exercisable   Average
                      at 12/31/00   Contractual         Exercise    at 12/31/00   Exercise
                         (000)         Life              Price         (000)       Price
   ---------------------------------------------------------------------------------------
   $ 5.88-$ 7.94             395        7.31           $ 6.99           185       $ 6.86
   $ 8.00-$18.88             924        9.12            13.45           109        13.66
   $19.00-$41.75             321        9.03            23.45            85        23.05
   ---------------------------------------------------------------------------------------
       Total               1,640        8.67           $13.85           379       $12.44


 Amended and Restated Director Stock Option Plan: In 2000, the Company amended and restated its Director Stock Option Plan, which, as amended, authorizes the issuance to directors of up to 750,000 shares of common stock. Stock option grants pursuant to the directors' plan will vest in one year and have a term of 10 years. The exercise prices related to these options are equal to the market value of the Company's stock on the date of grant. The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):

                                      Number of  Weighted Average
                                       Options     Option Price
                                       ------------------------
 Balance, December 31, 1997               231        $ 8.35
                                          ===         -----
 Granted                                   40          8.09
                                          ---          ----
 Balance, December 31, 1998               271          8.31
                                          ===         -----

 Granted                                   35          7.50
 Exercised                               (88)          8.20
 Cancellations                           (25)          6.63
                                          ---          ----
 Balance, December 31, 1999               193          8.43
                                          ===         -----

 Granted                                   60         17.81
 Exercised                               (10)         11.19
 Cancellations                            (5)         10.25
                                          ---          ----
 Balance, December 31, 2000               238         10.64
                                          ===         -----

 Exercisable at December 31, 2000         178        $ 8.23
                                          ---          ----


 The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2000:


                                 Options Outstanding                 Options Exercisable
                                 -------------------                ----------------------
  Range of Exercise    Number of   Weighted-Average     Weighted      Number      Weighted
       Prices         Outstanding    Remaining          Average     Exercisable   Average
                      at 12/31/00   Contractual         Exercise    at 12/31/00   Exercise
                         (000)         Life              Price         (000)       Price
   ---------------------------------------------------------------------------------------
   $4.38-$ 7.50            113           2.57          $  6.03           113      $ 6.03
   $8.09-$17.81            125           5.15            14.82            65       12.05
   ---------------------------------------------------------------------------------------
      Total                238           3.92          $ 10.64           178      $ 8.23


 Rights Agreement: The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire, 15% or more of the Company's common stock and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company's common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain antitakeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company had reserved 7,000,000 shares of common stock for this plan.

 The rights were distributed to shareholders as of the record date as a non-taxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the Company's common stock.

 Pro-Forma Net Income (Loss): The Company's pro forma net income (loss) for 2000, 1999 and 1998 would have been $ (2.2 million), $1.5 million and $1.6 million respectively, resulting in diluted earnings per share of $(0.36),
 $0.24 and $0.29, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2000, 1999 and 1998: risk-free interest rate of 6% for each year 2000, 1999 and 1998, expected dividend yield of zero in each year, expected term of
 3.88 in 2000, 4.83 years in 1999 and 4.41 years in 1998, and expected volatility of 140% in 2000, 140.29% in 1999 and 117.31% in 1998. The
 weighted average fair valuation per share was $12.63 in 2000, $14.25 in 1999 and $5.42 in 1998.

 Because the  SFAS No.  123 method  of  accounting has  not been  applied  to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.


 11.  RELATED-PARTY TRANSACTIONS

 The Company paid approximately $253,000, $366,000 and $425,000 for the years ended December 31, 2000, 1999 and 1998, respectively, to certain outside directors of the Company or their firms for professional services. The Company believes the terms were equivalent to those of unrelated parties.

 12.  STOCK REPURCHASE

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4.1 million or $6.25 per share, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each purchase. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of December 31, 2000, 375,336 shares have been purchased for $2.3 million and retired.


 13.  EMPLOYEE BENEFIT PLAN

 The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches employee's contributions up to 3% of the employees' annual salary. The total expense under this plan was $256,000, $232,000 and $240,000 for the years ended December 31, 2000, 1999 and 1998 respectively. The Company offers no post-retirement or post-employment benefits.


 14.  OTHER FINANCIAL INFORMATION

 Major Customers: During 2000, sales to Hewlett Packard and Terayon Communication Systems accounted for $10 million or 18% and $5.9 million or 11% of consolidated revenues, respectively, and were the only customers accounting for more than 10% of consolidated revenues. During 1999, sales to Hewlett Packard accounted for $36.9 million or 50% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues. During 1998, sales to Hewlett Packard accounted for $28.3 million or 41% of consolidated revenues, and was the only customer accounting for more than 10% of consolidated revenues.

 Commitments: The Company leases its office, research and development and manufacturing facility and certain manufacturing equipment under noncancelable operating leases to 2005. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2000, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

 Year ending December 31:
 ------------------------
 2001                  $  985
 2002                     878
 2003                     262
 2004                     182
 2005                      84
 Thereafter                 -

 Total rent expense for operating leases was approximately as follows (in thousands):

 Year                       Total Rent Expense
 ----                       ------------------
 2000                             $1,120
 1999                              1,231
 1998                              1,089


 Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

 15.  SEGMENT DATA

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

 Geographic revenue and long lived assets related to North America and other foreign countries as of and for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

     Revenues               2000          1999           1998
     ----------------------------------------------------------
     North America        $ 47,116      $ 60,791       $ 53,478
     Europe                  6,209        10,173         13,785
     Pacific Rim             2,372         2,538          1,427
                           -------       -------        -------
     Total                $ 55,697      $ 73,502       $ 68,690
                           =======       =======        =======

 Geographic long-lived  assets exclude  corporate assets.   Corporate  assets
 include cash and cash equivalents, marketable securities and intangibles.

     Long lived assets      2000          1999           1998
     ----------------------------------------------------------
     North America        $  1,995      $  2,658       $  3,701
     Europe                    215           223            292
     Pacific Rim                 2             -              -
                           -------       -------        -------
     Total                $  2,212      $  2,881       $  3,993
                           =======       =======        =======

 Additional information regarding revenue by product-line is as follows:

     Product Revenue        2000          1999           1998
     ----------------------------------------------------------
     WAN                  $  1,547      $  5,016       $  6,983
     LAN                    20,615        26,516         42,652
     Broadband telecom      12,501         6,422          1,823
     Storage                21,034        35,548         17,232
                           -------       -------        -------
     Total                $ 55,697      $ 73,502       $ 68,690
                           =======       =======        =======


 16.  QUARTERLY FINANCIAL DATA (Unaudited)

                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  2000                           (in thousands, except per share amounts)
  ----
  Revenues                    $13,585    $13,332      $13,260      $15,520
  Gross profit                  7,496      7,265        7,067        7,860
  Income from continuing
    operations before taxes     1,256      1,147          675        1,029
  Income from continuing
    operations                    723        696          373          608
  Discontinued operations         571          -            -            -
  Net Income                    1,294        696          373          608

  Net income per share
  Basic EPS                   $   .22     $  .12      $   .06      $   .11

  Diluted EPS                 $   .20     $  .11      $   .06      $   .11



                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1999                           (in thousands, except per share amounts)
  ----
  Revenues                    $17,169    $17,657      $20,511      $18,165
  Gross profit                  7,819      8,272        9,845        8,766
  Income from continuing
    operations before taxes     1,482      1,114        2,387        1,697
  Income from continuing
    operations                    936        763        1,390        1,202
  Discontinued operations        (512)      (243)        (112)           -
  Net Income                      424        520        1,278        1,202

  Net income per share
  Basic EPS                   $   .08      $ .10      $   .22      $   .21

  Diluted EPS                 $   .08      $ .09      $   .20      $   .19



                                             Quarter Ended
                             March 31    June 30   September 30  December 31
                             -----------------------------------------------
  1998                           (in thousands, except per share amounts)
  ----
  Revenues                    $17,589    $16,087      $17,042      $17,972
  Gross profit                  8,143      8,080        8,365        9,010
  Income from continuing
    operations before taxes     1,180        877        1,760        1,955
  Income form continuing
    operations                    708        510        1,031        1,293
  Discontinued operations           -          -         (308)        (521)
  Net Income                      708        510          723          772

  Net income per share
  Basic EPS                   $   .13      $ .09      $   .13      $   .14

  Diluted EPS                 $   .13      $ .09      $   .13      $   .14
