Form 10-Q
period 2001-03-31
INTERPHASE CORP
filed 2001-05-15
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended March 31, 2001    Commission File Number 0-13071


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

           Class                                  Outstanding at May 1, 2001
 ----------------------------                   -----------------------------
 Common Stock, $.10 par value                              5,758,593

                            INTERPHASE CORPORATION

                                    INDEX


 Part I -Financial Information

      Item 1.        Consolidated Interim Financial Statements

                Consolidated Balance Sheets as of March 31, 2001
                and December 31, 2000                                       3

                Consolidated Statements of Operations for the three
                months ended March 31, 2001 and 2000                        4

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 2001 and 2000                        5

                Notes to Consolidated Interim Financial Statements        6-9

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations            9-11


 Part II - Other Information

      Item 4.   Submission of Matters to a Vote of Security Holders        12

      Item 6.   Reports on Form 8-K and Exhibits                           12

                Signature                                                  13

 INTERPHASE CORPORATION
 CONSOLIDATED BALANCE SHEETS
 (in thousands, except number of share data)
                                                      (unaudited)
                                                        Mar. 31,     Dec. 31,
 ASSETS                                                  2001          2000
                                                       ----------------------
 Cash and cash equivalents                            $  13,025     $  10,587
 Marketable securities                                    6,972         6,886
 Trade accounts receivable, less allowances
   for uncollectible accounts of $270 and
   $273, respectively                                     9,401        14,085
 Inventories                                             13,825        13,193
 Prepaid expenses and other current assets                  749           941
 Deferred income taxes                                      797           844
                                                       ----------------------
      Total current assets                               44,769        46,536

 Machinery and equipment                                  8,029         8,033
 Leasehold improvements                                   2,954         2,954
 Furniture and fixtures                                     480           490
                                                       ----------------------
                                                         11,463        11,477
 Less-accumulated depreciation and amortization          (9,989)       (9,755)
                                                       ----------------------
      Total property and equipment, net                   1,474         1,722

 Capitalized software, net                                  430           490
 Deferred income taxes, net                               1,146         1,146
 Acquired developed technology, net                       1,530         1,680
 Goodwill, net                                            2,530         2,590
 Other assets                                               318           309
                                                       ----------------------
      Total assets                                    $  52,197     $  54,473
                                                       ======================


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                     $   1,588     $   1,417
 Deferred revenue                                         1,017         1,093
 Accrued liabilities                                      2,214         2,816
 Accrued compensation                                     1,081         1,947
 Income taxes payable                                        16            78
 Current portion of debt                                  1,116         1,683
                                                       ----------------------
      Total current liabilities                           7,032         9,034

 Long term debt, net of current portion                   3,500         3,500
                                                       ----------------------
      Total liabilities                                  10,532        12,534

 Commitments and contingencies

 Common stock redeemable; 243,997 and 284,664
   shares, respectively                                   1,526         1,780


 SHAREHOLDERS' EQUITY
 Common stock, $.10 par value; 100,000,000 shares
   authorized; 5,756,193 and 5,480,550 shares
   issued and outstanding, respectively                     576           548
 Additional paid in capital                              36,975        36,805
 Retained earnings                                        2,990         3,178
 Cumulative other comprehensive loss                       (402)         (372)
                                                       ----------------------
      Total shareholders' equity                         40,139        40,159
                                                       ----------------------
      Total liabilities and shareholders' equity      $  52,197     $  54,473
                                                       ======================


 The accompanying notes are an integral part of these consolidated financial statements.

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts)
 (unaudited)

                                             Three Months Ended Mar. 31,
                                                --------------------
                                                 2001         2000
                                                --------------------
       Revenues                                $  9,951     $ 13,585
       Cost of sales                              4,891        6,089
                                                --------------------
       Gross profit                               5,060        7,496
                                                --------------------

       Research and development                   2,213        2,554
       Sales and marketing                        2,050        2,432
       General and administrative                 1,095        1,099
                                                --------------------

          Total operating expenses                5,358        6,085
                                                --------------------

       Operating (loss) income                     (298)       1,411
                                                --------------------
       Interest, net                                 83           77
       Other, net                                   (37)        (232)
                                                --------------------

       (Loss) income from continuing               (252)       1,256
         operations before income taxes

       (Benefit) provision for income taxes         (64)         533
                                                --------------------
       (Loss) income from continuing
         operations                                (188)         723

       Discontinued Operations
       Gain on disposal of VOIP business,
         net of tax                                   -          571
                                                --------------------
        Net (loss) income                      $   (188)    $  1,294
                                                ====================
       (Loss) income from continuing
         operations per share
              Basic                            $  (0.03)    $   0.12
                                                --------------------
              Diluted                          $  (0.03)    $   0.11
                                                --------------------

       Net (loss) income per share
              Basic                            $  (0.03)    $   0.22
                                                --------------------
              Diluted                          $  (0.03)    $   0.20
                                                --------------------

       Weighted average common shares             5,758        5,813
                                                --------------------
       Weighted average common and
         dilutive shares                          5,758        6,395
                                                --------------------


           The accompanying notes are an integral part of these consolidated financial statements.

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)

                                                    Three Months ended Mar. 31,
                                                       ----------------------
                                                         2001          2000
                                                       ----------------------
 Cash flow from operating activities:
   (Loss) income from continuing operations           $   (188)      $    723
   Gain on disposal of VOIP business                         -            571
   Adjustment to reconcile (loss) income from
     continuing operations to net cash provided
     by operating activities:
   Depreciation and amortization                           567            637
   Deferred income taxes                                    47             42
   Tax benefit from stock option exercises                  75            150
    Change in assets and liabilities:
        Trade accounts receivable                        4,684          3,927
        Inventories                                       (632)           865
        Prepaid expenses and other current assets          192            498
        Accounts payable, deferred revenue and
          accrued liabilities                             (507)        (1,394)
        Other liabilities                                    -           (143)
        Accrued compensation                              (866)        (1,171)
        Income taxes payable                               (62)           699
                                                       ----------------------
    Net adjustments                                      3,498          4,110
                                                       ----------------------
        Net cash provided by operating activities        3,310          5,404
 Cash flows from investing activities:
    Additions to property, equipment, capitalized
      software and leasehold improvements                  (49)          (525)
    Decrease (increase) in other assets                     62           (974)
    Cash received in sale of VOIP business                   -          1,230
    Proceeds from the sale of marketable securities      4,286              -
    Purchases of marketable securities, net of
      unrealized holding period gain or loss            (4,473)        (1,611)
                                                       ----------------------
        Net cash used by investing activities             (174)        (1,880)
 Cash flows from financing activities:
    Payments on debt                                      (567)          (552)
    Purchase of redeemable common stock                   (254)          (254)
    Proceeds from the exercise of stock options            123            245
                                                       ----------------------
 Net cash used by financing activities                    (698)          (561)
                                                       ----------------------
 Net increase in cash and cash equivalents               2,438          2,963

 Cash and cash equivalents at beginning of period       10,587         10,988
                                                       ----------------------
 Cash and cash equivalents at end of period           $ 13,025       $ 13,951
                                                       ======================

 Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                    $      -       $    184
 Interest paid                                        $    120       $    160


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

 In September 1999, the Company completed the sale of its Voice over Internet Protocol ("VOIP") businesses. Accordingly, the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. See further discussion of the sale in Note 5.

 While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000.

 Certain prior period amounts have been reclassified to conform with the 2001 presentation.


 2.       CREDIT FACILITY

 The Company maintains a credit facility with a bank. The credit facility consists of an $8.5 million acquisition term loan, a $2.5 million equipment financing facility and a $5 million revolving credit facility. The revolving credit facility matures June 30, 2002, and bears interest at the bank's base rate (currently 8.5%). The term loan is payable in equal quarterly installments of $548,000 plus accrued interest with the remaining balance due November 30, 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The credit facility is collateralized by marketable securities, accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage, quick ratio and debt service coverage and is subject to a borrowing base calculation. At March 31, 2001, the Company was in compliance with all covenants. At March 31, 2001, the Company had borrowings of $4.6 million and availability under the revolving credit facility was $1.5 million.


 3.       COMPREHENSIVE INCOME

 The following table shows the Company's comprehensive income (in thousands):

                                                  Three months ended Mar. 31,
                                                        2001       2000
                                                       -----------------
 Net (loss) income                                    $  (188)   $ 1,294
 Other comprehensive income
 Unrealized holding gains                                 101         23
   arising during period, net of tax
 Foreign currency translation adjustment                 (131)       (70)
                                                       -----------------
 Comprehensive (loss) income                          $  (218)   $ 1,247
                                                       =================



 4.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

 The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):

                                                 Three months ended Mar. 31,
                                                        2001       2000
                                                       -----------------
 Weighted average shares outstanding                    5,758      5,813
 Dilutive impact of stock options                           -        582
                                                       -----------------
 Total weighted average common and common
   equivalent shares outstanding                        5,758      6,395
                                                       -----------------
 Anti-dilutive weighted shares
 excluded from shares outstanding                       1,139         12



 5.   DISPOSITION OF ASSETS

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


 6.   SEGMENT INFORMATION

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

 Geographic revenue and long lived assets related to North America and other foreign countries as of and for the three month period ended March 31, 2001 and 2000 are as follows: (in thousands)


                        Three months ended Mar. 31:
   Revenue                 2001             2000
   ----------------------------------------------
   North America         $ 8,235         $ 11,254
   Europe                  1,438            1,858
   Pacific Rim               278              473
                          -----------------------
   Total                 $ 9,951         $ 13,585
                          =======================


 Geographic long-lived  assets exclude  corporate assets.   Corporate  assets
 include cash and cash equivalents, marketable securities and intangibles.


  Long lived assets  Mar. 31, 2001  Dec. 31, 2000
  -----------------------------------------------
  North America          $ 1,708          $ 1,995
  Europe                     195              215
  Pacific Rim                  1                2
                          -----------------------
  Total                  $ 1,904          $ 2,212
                          =======================



 Additional information regarding revenue by product line is as follows:
 (in thousands)


                      Three months ended Mar. 31:
   Revenue                   2001          2000
  -----------------------------------------------
  Storage                $   2,469      $   7,255
  Broadband Telecom          2,559          2,568
  Combo                      1,126            108
  LAN                        2,963          3,047
  WAN                          340            391
  Other                        494            216
                          -----------------------
   Total                 $   9,951      $  13,585
                          =======================


 7.  RECENTLY ISSUED ACCOUNTING POLICIES

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


 RESULTS OF OPERATIONS

 In September 1999, the Company completed the sale of its remaining VOIP business. Accordingly the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

 Revenues consist  of product  and service  revenues  and are  recognized  in accordance with SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer order is obtained, and collection is probable. Revenues from reseller agreements are typically recognized when the product is sold through to the end customer. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Service revenue is recognized as the services are performed.

 Revenues: Total revenues for the three months ended March 31, 2001 ("first quarter 2001") were $10 million. Revenues for the same period in 2000 ("comparative period") were $13.6 million. The reduction in revenues is generally due to the overall economic conditions which have significantly reduced computer and communications equipment purchasing by key customers. In addition, 33% of the comparative period's revenues were attributable to Hewlett Packard's purchase of a single Fibre Channel product, which ceased in the first quarter of 2000. The decrease in revenues was partially offset by revenue growth in Combo technologies. Combo technologies grew to $1.1 million in the first quarter 2001 from just $108,000 in the comparative period.

 Three customers individually accounted for 21%, 16% and 10% of the Company's first quarter 2001 revenue. In the comparative period, one customer accounted for 36% of the Company's revenue.

 Gross Profit: Gross profit as a percentage of sales was 51% for the first quarter 2001 and 55% for the comparative period. The reduction in the gross profit rate is primarily the result of under-utilization of the Company's manufacturing facility and obsolete inventory charges.

 Research and Development: The Company's investment in the development of new products through research and development was $2.2 million in the first quarter 2001 and $2.6 million in the comparative period. As a percentage of revenue, research and development expenses were 22% in the first quarter 2001 and 19% in the comparative period. Research and development costs, in total, decreased as spending on legacy sustaining engineering was down in line with the Company's exit from legacy technologies through its end-of-life program. Additionally, the first quarter 2001 research and development costs experienced a temporary drop as the Company finished and released two major products and completed an important new release of Fibre Channel drivers.

 Sales and Marketing: Sales and marketing expenses were $2.1 million in the first quarter 2001 and $2.4 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 21% in the first quarter 2001 and 18% in the comparative period. The decrease in sales and marketing expense, in total, is primarily the result of decreased revenues, which resulted in reduced sales commissions and bonuses for the year, partially offset by increased marketing activity used to position the Company for future product releases.

 General and Administrative: General and administrative expenses were $1.1 million in both the first quarter 2001 and the comparative period. As a percentage of revenue, general and administrative expenses were 11% in the first quarter 2001 and 8% in the comparative period. The increase as a percentage of revenue is due to decreased sales volume.

 Interest, Net: Interest income, net of interest expense, was $83,000 in the first quarter 2001, up slightly from $77,000 in the comparative period. The increase is a reflection of the increase in funds available for investment.

 Other Expense, Net: Other expense, net, was $37,000 in the first quarter 2001 and $232,000 in the comparative period. Other expense primarily reflects the amortization of goodwill and acquired developed technologies related to a 1996 acquisition of Synaptel. However, the net decrease is primarily due to proceeds received in the first quarter 2001 related to the settlement of a lawsuit for approximately $130,000.

 Income Taxes: The Company's effective income tax rate was 25.4% for the first quarter 2001 and 42.4% for the comparative period. The decrease is due to an increase in foreign income which is offset by foreign operating losses.

 Net (Loss) Income: The Company reported a net loss of $188,000 in the first quarter 2001 and net income of $1.3 million in the comparative period.


 LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash, cash equivalents and marketable securities aggregated $20 million at March 31, 2001, and $17.5 million at December 31, 2000. The growth in cash, cash equivalents and marketable securities is primarily attributable to cash generated by the Company's operations.

 At March 31, 2001, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating lease on its Dallas facility, future debt payments and repurchase of Interphase common stock from Motorola, Inc. (described below). The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2001.

 The Company has a $16 million credit facility with a financial institution. This credit facility includes an $8.5 million term loan, a $2.5 million equipment loan and a $5 million revolving credit facility. The term and equipment loans are due in quarterly installments and expire in November 2001. The revolving credit facility expires in June 2002. As of March 31, 2001, the current portion of this credit facility is approximately $1.1 million.

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of March 31, 2001, 416,003 shares have been repurchased for $2.6 million and retired; 243,997 shares remain to be repurchased.

 The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable cash needs for the next 12 months.



                                   PART II

 OTHER INFORMATION

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On May 2, 2001, the annual meeting of shareholders of Interphase Corporation was held. The following matters were voted upon and approved at the meeting:

 An election  of directors  of the  Company to  serve until  the next  annual
 meeting for the  Company was  held.   The following  seven individuals  were
 elected as Directors of the Company:

       Nominee                      Votes Cast For   Votes Withheld
   ----------------------------------------------------------------
   James F. Halpin                     4,935,601           95,710
   Paul N. Hug                         4,924,731          106,580
   Gregory B. Kalush                   4,934,768           96,543
   Randall D. Ledford                  4,936,021           95,290
   David H. Segrest                    4,928,949          102,362
   S. Thomas Thawley                   4,925,668          105,643
   William R. Voss                     4,928,829          102,482


 Item 6.   REPORTS ON FORM 8-K

           None

           Exhibits

           None

 SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERPHASE CORPORATION
                                    (Registrant)
 Date:  May 15, 2001

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