Form 10-Q
period 2001-06-30
INTERPHASE CORP
filed 2001-08-14
CIK 728249

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended June 30, 2001     Commission File Number 0-13071


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

           Class                                Outstanding at August 1, 2001
 ----------------------------                   -----------------------------
 Common Stock, $.10 par value                            5,722,806

                            INTERPHASE CORPORATION

                                    INDEX


 Part I - Financial Information

      Item 1.   Consolidated Interim Financial Statements

                Consolidated Balance Sheets as of June 30, 2001
                and December 31, 2000                                       3

                Consolidated Statements of Operations for the three months
                and six months ended June 30, 2001 and 2000                 4

                Consolidated Statements of Cash Flows for the six months
                ended June 30, 2001 and 2000                                5

                Notes to Consolidated Interim Financial Statements        6-10

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10-14


 Part II - Other Information

      Item 6.   Reports on Form 8-K and Exhibits                           14

                Signature                                                  15

 INTERPHASE CORPORATION
 CONSOLIDATED BALANCE SHEETS
 (in thousands, except number of share data)         (unaudited)
                                                       June 30,      Dec. 31,
 ASSETS                                                  2001          2000
                                                       ----------------------
 Cash and cash equivalents                            $  14,156     $  10,587
 Marketable securities                                    7,272         6,886
 Trade accounts receivable, less allowances
   for uncollectible accounts of $163 and
   $273, respectively                                     4,995        14,085
 Inventories                                              8,414        13,193
 Prepaid expenses and other current assets                3,682           941
 Deferred income taxes                                      827           844
                                                       ----------------------
      Total current assets                               39,346        46,536

 Machinery and equipment                                  7,804         8,033
 Leasehold improvements                                   2,913         2,954
 Furniture and fixtures                                     584           490
                                                       ----------------------
                                                         11,301        11,477
 Less-accumulated depreciation and amortization          (9,965)       (9,755)
                                                       ----------------------
      Total property and equipment, net                   1,336         1,722

 Capitalized software, net                                  315           490
 Deferred income taxes, net                               1,146         1,146
 Acquired developed technology, net                           -         1,680
 Goodwill, net                                            2,470         2,590
 Other assets                                               191           309
                                                       ----------------------
      Total assets                                    $  44,804     $  54,473
                                                       ======================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                     $   1,029     $   1,417
 Deferred revenue                                           484         1,093
 Accrued liabilities                                      2,752         2,816
 Accrued compensation                                     1,182         1,947
 Income taxes payable                                         -            78
 Current portion of debt                                    529         1,683
                                                       ----------------------
      Total current liabilities                           5,976         9,034
 Long term debt, net of current portion                   3,500         3,500
                                                       ----------------------
      Total liabilities                                   9,476        12,534

 Commitments and contingencies

 Common stock redeemable; 203,330 and 284,664
   shares, respectively                                   1,271         1,780

 SHAREHOLDERS' EQUITY
 Common stock, $.10 par value; 100,000,000 shares
   authorized; 5,722,806 and 5,480,550 shares
   issued and outstanding, respectively                     572           548
 Additional paid in capital                              37,028        36,805
 Retained (deficit) earnings                             (3,016)        3,178
 Cumulative other comprehensive loss                       (527)         (372)
                                                       ----------------------
      Total shareholders' equity                         34,057        40,159
                                                       ----------------------
      Total liabilities and shareholders' equity      $  44,804     $  54,473
                                                       ======================

              The accompanying notes are an integral part of these
                      consolidated financial statements.

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands except per share amounts)
 (unaudited)

 Three Months Ended June 30,                          Six Months Ended June 30,
   -------------------------                             --------------------
      2001        2000                                      2001       2000
   ---------------------                                 --------------------
  $   7,108    $  13,332   Revenues                     $  17,059   $  26,917
      8,403        6,067   Cost of sales                   13,294      12,156
   ---------------------                                 --------------------
     (1,295)       7,265   Gross margin                     3,765      14,761

      2,087        2,516   Research and development         4,300       5,070

      2,172        3,019   Sales and marketing              4,222       5,451
      1,031        1,108   General and administrative       2,126       2,207
                           Restructuring costs
      2,091            -     and other special charges      2,091           -
   ---------------------                                 --------------------
      7,381        6,643     Total operating expenses      12,739      12,728
   ---------------------                                 --------------------
     (8,676)         622   Operating (loss) income         (8,974)      2,033
   ---------------------                                 --------------------

        103          124   Interest, net                      186         201
       (184)         401   Other, net                        (221)        169
   ---------------------                                 --------------------

                          (Loss) income from
                            continuing operations before
     (8,757)       1,147    income taxes                   (9,009)      2,403

                          (Benefit) provision
     (2,751)         451    for income taxes               (2,815)        984
   ---------------------                                 --------------------

                          (Loss) income from
     (6,006)         696    continuing operations          (6,194)      1,419
   ---------------------                                 --------------------
                          Discontinued Operations
                            Gain on disposal of
          -            -    VOIP business, net of tax           -         571
   ---------------------                                 --------------------
  $  (6,006)   $     696  Net (loss) income             $  (6,194)  $   1,990
   =====================                                 ====================

                          (Loss) income from continuing
                            operations per share
  $   (1.05)   $    0.12      Basic EPS                 $   (1.08)  $    0.24
   ---------------------                                 --------------------

  $   (1.05)   $    0.11      Diluted EPS               $   (1.08)  $    0.22
   ---------------------                                 --------------------
                           Net (loss) income per share
  $   (1.05)   $    0.12      Basic EPS                 $   (1.08)  $    0.34
   ---------------------                                 --------------------
  $   (1.05)   $    0.11      Diluted EPS               $   (1.08)  $    0.31
   ---------------------                                 --------------------

      5,727        5,801   Weighted average common shares   5,742       5,823
   ---------------------                                 --------------------
                           Weighted average common and
      5,727        6,214     dilutive shares                5,742       6,324
   ---------------------                                 --------------------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

 INTERPHASE CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)                                         Six Months ended June 30,
                                                       ----------------------
                                                         2001          2000
                                                       ----------------------
 Cash flow from operating activities:
   (Loss) income from continuing operations           $  (6,194)    $   1,419
   Gain on disposal of VOIP business                          -           571
   Adjustment to reconcile (loss) income from
     continuing operations to net cash provided
     by operating activities:
   Depreciation and amortization                          1,143         1,270
   Deferred income taxes                                     17          (367)
   Tax benefit from stock option exercises                   94           231
   Non-cash restructuring costs and other
     special charges                                      7,544             -

    Change in assets and liabilities:
        Trade accounts receivable                         9,090         2,681
        Inventories                                      (1,157)          515
        Prepaid expenses and other current assets        (2,741)          655
        Accounts payable, deferred revenue and
          accrued liabilities                            (1,061)         (204)
        Accrued compensation                               (765)         (577)
        Income taxes payable                                (78)         (194)
                                                       ----------------------
    Net adjustments                                      12,086         4,010
                                                       ----------------------
        Net cash provided by operating activities         5,892         6,000
 Cash flows from investing activities:
    Additions to property, equipment, capitalized
      software and leasehold improvements                  (459)         (848)
    Decrease (increase) in other assets                      84          (590)
    Cash received in sale of VOIP business                    -         1,230
    Proceeds from the sale of marketable securities       6,429         5,586
    Purchases of marketable securities, net of
      unrealized holding period gain or loss             (6,867)       (7,906)
                                                       ----------------------
        Net cash used by investing activities              (813)       (2,528)
 Cash flows from financing activities:
    Payments on debt                                     (1,154)       (1,106)
    Purchase of redeemable common stock                    (509)         (508)
    Proceeds from the exercise of stock options             153           377
                                                       ----------------------
        Net cash used by financing activities            (1,510)       (1,237)
                                                       ----------------------
 Net increase in cash and cash equivalents                3,569         2,235
 Cash and cash equivalents at beginning of period        10,587        10,988
                                                       ----------------------
 Cash and cash equivalents at end of period           $  14,156     $  13,223
                                                       ======================

 Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                    $     178     $   1,513
 Interest paid                                        $     213     $     317


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

 In September 1999, the Company completed the sale of its Voice Over Internet Protocol ("VOIP") businesses. Accordingly, the Company's consolidated financial statements and notes included herein, for all 2000 periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. See further discussion of the sale in Note 6.

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


 2.   RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

 In the second quarter 2001, the Company announced a restructuring program designed to allow the Company to continue aggressive funding of its development organizations, while preserving cash levels and securing new design-ins. As a result of the restructuring program, continued decline in predicted revenue and customers' cautious expectations that the market recovery may now be delayed until 2002, the Company recorded restructuring costs and other special charges of $2.1 million, classified as operating expenses, and an additional excess and obsolete inventory charge of $4.4 million, classified as cost of sales. The following paragraphs provide specific information regarding the restructuring costs and other special charges which were recorded during the second quarter of 2001.

 The restructuring program resulted in the reduction of approximately 22% of the Company's workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of non-utilized fixed assets.

 Due to the decline in current business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product sales declined in the first quarter of 2001 and declined further in the second quarter of 2001. Management does not expect significant revenues from its legacy product lines in future periods.

 The Company wrote off $5.9 million of excess and obsolete inventory during the second quarter of 2001, resulting in an additional charge to cost of sales of $4.4 million. Approximately 74% of the write-off relates to the Company's legacy product lines. The remaining $1.5 million of excess and obsolete inventory written off was charged against the already established reserve. This additional excess and obsolete inventory charge was due to a sudden and significant decrease in predicted revenue and was calculated in accordance with the Company's established policy.

 Only the severance and fringe benefit payments relating to the workforce reduction impacted cash flow. Most remaining cash expenditures relating to workforce reductions and termination of agreements will be paid by the fourth quarter of 2001.

 A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

                                             Second Quarter       Accrual
                               Total       Cash Payments and    Balance at
                              Charge        Non-Cash Charges   June 30, 2001
                              ----------------------------------------------
 Workforce reduction         $   483             $    17           $ 466
 Fixed asset write-off           123                 123               -
 Impairment of
   purchased intangibles       1,485               1,485               -
 Excess and obsolete
   inventory charge            4,394               4,394               -
                              ----------------------------------------------
                             $ 6,485             $ 6,019           $ 466
                              ==============================================


 3.   CREDIT FACILITY

 The Company maintains a credit facility with a bank. The credit facility consists of an $8.5 million acquisition term loan, a $2.5 million equipment financing facility and a $5 million revolving credit facility. The revolving credit facility matures June 30, 2002, and bears interest at the bank's base rate (currently 6.75%). Management intends to extend the revolving credit facility past the current expiration date. The term loan is payable in equal quarterly installments of $548,000 plus accrued interest, with the remaining balance scheduled to be paid in the third quarter of 2001. The Company has the ability to satisfy the quarterly payments on the term notes through borrowings under the revolving credit component of the credit facility. The credit facility is collateralized by marketable securities, accounts receivable and equipment. The credit facility includes certain restrictive financial covenants including, among others, tangible net worth, total liabilities to tangible net worth, interest coverage and quick ratio and is subject to a borrowing base calculation. Due to the loss from operations and the restructuring costs and other special charges incurred during the second quarter 2001, the Company was out of compliance with certain of its covenants at June 30, 2001, however, the Company obtained a waiver from its bank. At June 30, 2001, the Company had borrowings of $4 million and availability under the revolving credit facility was $1.5 million.


 4.   COMPREHENSIVE INCOME

 The following table shows the Company's comprehensive income (in thousands):

                                      Three months ended     Six months ended
                                           June 30,              June 30,
                                        2001      2000       2001       2000
                                      ---------------------------------------
 Net (loss) income                   $ (6,006)   $  696   $ (6,194)   $ 1,990
 Other comprehensive income:
 Unrealized holding (loss) gain
   arising during period, net of tax      (49)     (732)        52       (709)
 Foreign currency translation
   adjustment                             (76)      (12)      (207)       (82)
                                      ---------------------------------------
 Comprehensive (loss) income         $ (6,131)   $  (48)  $ (6,349)   $ 1,199
                                      =======================================


 5.   NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

 The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):

                                      Three months ended     Six months ended
                                            June 30,              June 30,
                                        2001       2000       2001       2000
                                      ----------------------------------------
 Weighted average shares outstanding    5,727      5,801      5,742     5,823
 Dilutive impact of stock options           -        413          -       501
                                      ----------------------------------------
 Total weighted average common and
   common equivalent shares
   outstanding                          5,727      6,214      5,742     6,324
                                      ----------------------------------------
 Anti-dilutive weighted shares
   excluded from shares outstanding     2,009        319      1,117       271



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


 7.   SEGMENT INFORMATION

 The Company is principally engaged in the design, development and manufacturing of high-performance connectivity products utilizing advanced technologies being used in next generation telecommunication networks and enterprise data/storage networks. Except for revenue performance, which is monitored by product line, the chief operating decision-makers generally review financial information presented on a consolidated basis, accompanied by information by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

 Geographic revenue and long lived assets related to North America and other foreign countries as of and for the three month and six month period ended June 30, 2001 and 2000 are as follows: (in thousands)

                 Three months ended June 30:   Six months ended June 30:
 Revenue                   2001         2000         2001        2000
 ---------------------------------------------------------------------
 North America           $ 5,769     $ 11,293     $ 14,004    $ 22,547
 Europe                    1,127        1,501        2,565       3,359
 Pac Rim                     212          538          490       1,011
                          --------------------------------------------
 Total                   $ 7,108      $13,332     $ 17,059     $26,917
                          ============================================

 Geographic long-lived  assets exclude  corporate assets.   Corporate  assets
 include cash and cash equivalents, marketable securities and intangibles.

 Long lived assets            June 30, 2001         Dec. 31, 2000
 ----------------------------------------------------------------
 North America                    $ 1,464                 $ 1,995
 Europe                               183                     215
 Pacific Rim                            4                       2
                                   ------------------------------
 Total                            $ 1,651                 $ 2,212
                                   ==============================
 Additional information regarding revenue by product line is as follows: (in thousands)

                      Three months ended June 30: Six months ended June 30:
 Revenue                 2001          2000          2001          2000
 -----------------------------------------------------------------------
 Storage               $ 2,361       $ 5,075       $ 4,830      $ 12,330
 Broadband Telecom       1,382         4,148         3,941         6,716
 Combo                   2,075           262         3,201           370
 LAN                       953         3,069         3,916         6,116
 WAN                       186           522           526           913
 Other                     151           256           645           472
                        ------------------------------------------------
 Total                 $ 7,108      $ 13,332      $ 17,059      $ 26,917
                        ================================================


 8.  RECENTLY ISSUED ACCOUNTING POLICIES

 On January 1, 2001, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires all derivatives to be recorded at fair value. Changes in the fair values of derivatives are recorded in either the statement of operations or as a component of comprehensive income, depending on whether the derivative qualifies as a hedge, and depending on the type of hedging relationship that exists. Adoption of this standard did not have a material effect on the Company's financial statements.

 In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill will be tested, annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company will adopt SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of this standard in 2002 will result in an annual reduction in amortization expense of $240,000 related to the Company's existing goodwill. The Company has not yet determined if there will be an impairment of its goodwill as it is currently assessing the accounting implications of adopting of adopting SFAS No. 141 and No. 142.

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


 RESULTS OF OPERATIONS

 In September 1999, the Company completed the sale of its remaining VOIP business. Accordingly, the Company's consolidated financial statements and notes included herein, for all 2000 periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

 Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition." Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer order is obtained, and collection is probable. Revenues from reseller agreements are typically recognized when the product is sold through to the end customer. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Service revenue is recognized as the services are performed.

 Revenues: Total revenues for the three months ended June 30, 2001 ("second quarter 2001") were $7.1 million. Revenues for the same period in 2000 ("comparative period") were $13.3 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. The decrease in revenues was partially offset by revenue growth in Combo technologies. Combo technologies grew to $2.1 million in the second quarter 2001 from just $262,000 in the comparative period.

 Two customers individually accounted for 36% and 17% of the Company's second quarter 2001 revenue. In the comparative period, two customers individually accounted for 21% and 12% of the Company's revenue.

 Total revenues for the six months ended June 30, 2001 were $17.1 million. Revenues for the six months ended June 30, 2000 were $26.9 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. In addition, approximately 17% of the revenues for the six months ended June 30, 2000 were attributable to Hewlett Packard's purchase of a single Fibre Channel product, which ceased in the first quarter of 2000. The decrease in revenues was partially offset by revenue growth in Combo technologies. Combo technologies grew to $3.2 million for the six months ended June 30, 2001 from just $370,000 for the six months ended June 30, 2000.

 Gross Margin: Gross margin as a percentage of sales was a negative 18% for the second quarter 2001 and 54% for the comparative period. The gross margin percentage for the six months ended June 30, 2001 and 2000 was 22% and 55%, respectively. Most of the decline in the gross margin rate is attributable to the additional excess and obsolete inventory charge of $4.4 million incurred in the second quarter 2001, as described in Note 2. However, the change in product mix, as well as the under-utilization of the Company's manufacturing facility also contributed to the reduction. Gross margin as a percentage of sales, before considering the additional excess and obsolete inventory charge, was 44% and 48% for the second quarter 2001 and the six months ended June 30, 2001 respectively.

 Research and Development: The Company's investment in the development of new products through research and development was $2.1 million in the second quarter 2001 and $2.5 million in the comparative period. As a percentage of revenue, research and development expenses were 29% in the second quarter 2001 and 19% in the comparative period. Research and development expenses for the six months ended June 30, 2001 and 2000 were $4.3 million and $5.1 million, respectively. Research and development costs, in total, decreased as spending on legacy sustaining engineering was down, in line with the Company's exit from legacy technologies through its end-of-life program.

 Sales and Marketing: Sales and marketing expenses were $2.2 million in the second quarter 2001 and $3 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 30% in the second quarter 2001 and 23% in the comparative period. Sales and marketing expenses for the six months ended June 30, 2001 and 2000 were $4.2 million and $5.5 million, respectively. The decrease in sales and marketing expense, in total, is primarily the result of decreased revenues, which resulted in reduced sales commissions and bonuses for the period.

 General and Administrative: General and administrative expenses were $1 million in the second quarter 2001 and $1.1 million in the comparative period. As a percentage of revenue, general and administrative expenses were 15% in the second quarter 2001 and 8% in the comparative period. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $2.1 million and $2.2 million, respectively. The increase as a percentage of revenue is due to decreased sales volume.

 Interest, Net: Interest income, net of interest expense, was $103,000 in the second quarter 2001, down slightly from $124,000 in the comparative period. Interest income, net of interest expense, for the six months ended June 30, 2001 and 2000 was $186,000 and $201,000, respectively. The decrease relates to the decline in investment rates of return partially offset by lower debt levels and a lower borrowing interest rate.

 Other Expense, Net: Other expense, net, was $184,000 in the second quarter 2001 and was in an income position of $401,000 in the comparative period. Other expense, net for the six months ended June 30, 2001 was $221,000 and was in an income position of $169,000 for the six months ended June 30, 2000. Other expense, net primarily reflects the amortization of goodwill and purchased intangibles related to a 1996 acquisition of Synaptel. However, during the second quarter of 2000, the Company engaged in hedging transactions on certain marketable securities received in the sale of its VOIP business resulting in a gain of approximately $613,000. Other income for the six months ended June 30, 2001 includes proceeds received in the first quarter of 2001 related to the settlement of a lawsuit for approximately $130,000.

 All of the Company's goodwill is associated with the entire company rather than any specific identifiable asset or product line. Each quarter the Company evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of its common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company evaluates whether the condition is other than temporary based (i) primarily on whether fluctuations in the Company's stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, the Company evaluates whether the condition is other than temporary considering all other available evidence. If the Company determines the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

 The Company may record an additional goodwill amortization charge as of the end of any quarter when the product of the number of shares issued and outstanding and the closing market price of its common stock is less than the book value of its common stock. Management does not believe that they can predict the common stock price and accordingly, are unable to predict when, if ever, such additional goodwill amortization might be recorded. At June 30, 2001, the Company had 5.7 million common shares issued and outstanding with a book value of $37.6 million; therefore, the common stock price would had to have been below $6.60 per share before consideration would have been given to recording additional goodwill amortization. At June 30, 2001, the common stock price was $5.15. No impairment loss was recognized because the Company believed, after considering all available evidence, the condition to be a temporary decline in the price of its stock caused by market volatility, as prior to June 30, 2001, the product of shares and market price exceeded book value for substantially the entire preceding six months. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by amortization of existing goodwill, by any goodwill recorded in connection with future acquisitions, by any other changes to the book value of the common stock, and by the future common stock price. The Company is adopting SFAS No. 142 effective January 1, 2002, and will conform its accounting policy on assessing impairment of goodwill to that standard at that time.

 Income Taxes: The Company's effective income tax rate was 31% for the second quarter 2001 and 39% for the comparative period. The Company's effective income tax rate was 31% for the six months ended June 30, 2001 and 41% for the six months ended June 30, 2000. The rate reduction is due to an increase in non-deductible intangible amortization related to the impairment of developed technology and assembled workforce as described in Note 2.

 Net (Loss) Income: The Company reported a net loss of $6 million in the second quarter 2001 and net income of $696,000 in the comparative period. The Company reported a net loss of $6.2 million for the six months ended June 30, 2001 and net income of $2 million for the six months ended June 30, 2000.


 LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash, cash equivalents and marketable securities aggregated $21.4 million at June 30, 2001, and $17.5 million at December 31, 2000. The growth in cash, cash equivalents and marketable securities is primarily attributable to strong cash collections on accounts receivable.

 At June 30, 2001, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities, future debt payments and repurchase of Interphase common stock from Motorola, Inc. (described below). The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2001.

 The Company has a $16 million credit facility with a financial institution. This credit facility includes an $8.5 million term loan, a $2.5 million equipment loan and a $5 million revolving credit facility. The term loan and equipment loans are due in quarterly installments with the remaining balance scheduled to be paid in the third quarter of 2001. The revolving credit facility expires in June 2002. Management intends to extend the revolving credit facility past the current expiration date. As of June 30, 2001, the current portion of this credit facility is approximately $529,000.

 Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of June 30, 2001, 456,670 shares have been repurchased for $2.9 million and retired; 203,330 shares remain to be repurchased.

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


                                         INTERPHASE CORPORATION
                                         (Registrant)
 Date:  August 14, 2001

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