Form 10-Q
period 2001-09-30
INTERPHASE CORP
filed 2001-11-14
CIK 728249

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 2001        Commission File Number 0-13071


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 12, 2001
            -----                              --------------------------------

    Common Stock, $.10 par value                          5,641,472



================================================================================

                             INTERPHASE CORPORATION

                                      INDEX

PART I -FINANCIAL INFORMATION

         Item 1.           Consolidated Interim Financial Statements

                           Consolidated Balance Sheets as of September 30, 2001
                           and December 31, 2000                                                  3

                           Consolidated Statements of Operations for the three months
                           and nine months ended September 30, 2001 and 2000                      4

                           Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2001 and 2000                                      5

                           Notes to Consolidated Interim Financial Statements                  6-11

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                      12-16


PART II - OTHER INFORMATION

         Item 6.           Reports on Form 8-K and Exhibits                                      17

                           Signature                                                             17

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of share data)
(unaudited)

                                                                   Sep. 30,          Dec. 31,
ASSETS                                                               2001              2000
                                                                 ------------      ------------

Cash and cash equivalents                                        $     15,571      $     10,587
Marketable securities                                                   4,757             6,886
Trade accounts receivable, less allowances for uncollectible
     accounts and returns of $303 and $473, respectively                2,695            14,085
Inventories                                                             7,606            13,193
Prepaid expenses and other current assets                               4,369               941
Deferred income taxes                                                     729               844
                                                                 ------------      ------------
     Total current assets                                              35,727            46,536

Machinery and equipment                                                 7,752             8,033
Leasehold improvements                                                  2,937             2,954
Furniture and fixtures                                                    603               490
                                                                 ------------      ------------
                                                                       11,292            11,477
Less-accumulated depreciation and amortization                        (10,106)           (9,755)
                                                                 ------------      ------------
     Total property and equipment, net                                  1,186             1,722

Capitalized software, net                                                 381               490
Deferred income taxes, net                                              1,146             1,146
Acquired developed technology, net                                         --             1,680
Goodwill, net                                                           2,410             2,590
Other assets                                                              158               309
                                                                 ------------      ------------
     Total assets                                                $     41,008      $     54,473
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                 $        296      $      1,417
Deferred revenue                                                          230             1,093
Accrued liabilities                                                     2,111             2,816
Accrued compensation                                                      937             1,947
Income taxes payable                                                       --                78
Current portion of debt                                                    --             1,683
                                                                 ------------      ------------
     Total current liabilities                                          3,574             9,034

Long term debt, net of current portion                                  3,500             3,500
                                                                 ------------      ------------
     Total liabilities                                                  7,074            12,534

Commitments and contingencies

Common stock redeemable; 162,663 and 284,664 shares,
respectively                                                            1,017             1,780

SHAREHOLDERS' EQUITY
Common stock, $.10 par value; 100,000,000 shares
  authorized; 5,682,139 and 5,480,550 shares issued and
  outstanding, respectively                                               568               548
Additional paid in capital                                             37,033            36,805
Retained (deficit) earnings                                            (4,472)            3,178
Cumulative other comprehensive loss                                      (212)             (372)
                                                                 ------------      ------------
     Total shareholders' equity                                        32,917            40,159
                                                                 ------------      ------------
     Total liabilities and shareholders' equity                  $     41,008      $     54,473
                                                                 ============      ============

    The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)



 Three Months Ended Sep. 30,                                                      Nine Months Ended Sep. 30,
------------------------------                                                  ------------------------------
   2001              2000                                                           2001              2000
------------      ------------                                                  ------------      ------------

$      4,603      $     13,260      Revenues                                    $     21,662      $     40,177
       2,833             6,193      Cost of sales                                     16,127            18,349
------------      ------------                                                  ------------      ------------

       1,770             7,067      Gross margin                                       5,535            21,828

       1,818             2,694      Research and development                           6,118             7,764
       1,320             2,612      Sales and marketing                                5,542             8,063
         795             1,051      General and administrative                         2,921             3,258
                                    Restructuring costs and other special
          --                --        charges                                          2,091                --
------------      ------------                                                  ------------      ------------
       3,933             6,357           Total operating expenses                     16,672            19,085
------------      ------------                                                  ------------      ------------

      (2,163)              710      Operating (loss) income                          (11,137)            2,743
------------      ------------                                                  ------------      ------------

         231               132      Interest, net                                        417               333
        (395)             (167)     Other, net                                          (616)                2
------------      ------------                                                  ------------      ------------

                                    (Loss) income from continuing
      (2,327)              675        operations before income taxes                 (11,336)            3,078

        (871)              302      (Benefit) provision for income taxes              (3,686)            1,286
------------      ------------                                                  ------------      ------------

                                    (Loss) income from continuing
      (1,456)              373        operations                                      (7,650)            1,792
------------      ------------                                                  ------------      ------------

                                    Discontinued Operations
                                    Gain on disposal of VOIP business, net
          --                --        of tax                                              --               571
------------      ------------                                                  ------------      ------------

$     (1,456)     $        373      Net (loss) income                           $     (7,650)     $      2,363
============      ============                                                  ============      ============
                                    (Loss) income from continuing
                                       operations per share
$      (0.26)     $       0.06              Basic EPS                           $      (1.34)     $       0.31

$      (0.26)     $       0.06              Diluted EPS                         $      (1.34)     $       0.28
------------      ------------                                                  ------------      ------------
                                    Net (loss) income per share
$      (0.26)     $       0.06              Basic EPS                           $      (1.34)     $       0.41
------------      ------------                                                  ------------      ------------
$      (0.26)     $       0.06              Diluted EPS                         $      (1.34)     $       0.38
------------      ------------                                                  ------------      ------------


       5,689             5,805      Weighted average common shares                     5,724             5,817
------------      ------------                                                  ------------      ------------
                                    Weighted average common and
       5,689             6,278         dilutive shares                                 5,724             6,292
------------      ------------                                                  ------------      ------------

           The accompanying notes are an integral part of these consolidated financial statements.


INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)



                                                                                      Nine Months ended Sep. 30,
                                                                                    -------------------------------
                                                                                        2001              2000
                                                                                    ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  (Loss) income from continuing operations                                          $     (7,650)      $      1,792
  Gain on disposal of VOIP business                                                           --                571
  Adjustment to reconcile (loss) income from continuing operations to net cash provided by operating activities:
  Noncash realized holding period loss on marketable securities                              334                 --
  Depreciation and amortization                                                            1,503              1,941
  Deferred income taxes                                                                      115               (301)
  Tax benefit from stock option exercises                                                     94                240
  Noncash restructuring costs and other special charges                                    6,002                 --
  Change in assets and liabilities:
       Trade accounts receivable                                                          11,390              3,715
       Inventories                                                                         1,193             (1,608)
       Prepaid expenses and other current assets                                          (3,428)               754
       Accounts payable, deferred revenue, and accrued liabilities                        (2,689)             1,169
       Accrued compensation                                                               (1,010)              (781)
       Income taxes payable                                                                  (78)                98
                                                                                    ------------       ------------
   Net adjustments                                                                        13,426              5,227
                                                                                    ------------       ------------
       Net cash provided by operating activities                                           5,776              7,590
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment, capitalized software and
     leasehold improvements                                                                 (516)            (1,232)
   Decrease (increase) in other assets                                                         9               (415)
   Cash received in sale of VOIP business                                                     --              1,230
   Proceeds from the sale of marketable securities                                         5,929              4,349
   Purchases of marketable securities, net of unrealized holding
     period gain or loss                                                                  (3,922)            (6,891)
                                                                                    ------------       ------------
       Net cash provided (used) by investing activities                                    1,500             (2,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                                       (1,683)            (1,655)
   Purchase of redeemable common stock                                                      (763)              (762)
   Proceeds from the exercise of stock options                                               154                391
                                                                                    ------------       ------------
       Net cash used by financing activities                                              (2,292)            (2,026)
                                                                                    ------------       ------------
Net increase in cash and cash equivalents                                                  4,984              2,605
Cash and cash equivalents at beginning of period                                          10,587             10,988
                                                                                    ------------       ------------
Cash and cash equivalents at end of period                                          $     15,571       $     13,593
                                                                                    ============       ============
Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                                   $        178       $      1,539
Interest paid                                                                       $        282       $        468

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

The restructuring program resulted in the reduction of approximately 22% of the Company's workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of nonutilized fixed assets.

Due to the decline in current business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product sales declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management does not expect significant revenues from its legacy product lines in future periods.

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

Only the severance and fringe benefit payments relating to the workforce reduction impacted cash flow. Most remaining cash expenditures relating to workforce reductions and termination of agreements will be paid by the fourth quarter of 2001. A summary of the restructuring costs and other special charges is outlined as follows (in thousands):



                                                         Second
                                                         Quarter
                                                          Cash              Third             Accrual
                                                      Payments and         Quarter           Balance at
                                       Total             Noncash            Cash            September 30,
                                      Charge             Charges           Payments             2001
                                   -------------      -------------      -------------      -------------
Workforce reduction                $         483      $          17      $         384      $          82
Fixed asset write-off                        123                123                 --                 --
Impairment of purchased
intangibles                                1,485              1,485                 --                 --
Excess and obsolete inventory
charge                                     4,394              4,394                 --                 --
                                   -------------      -------------      -------------      -------------
                                   $       6,485      $       6,019      $         384      $          82
                                   =============      =============      =============      =============

3.       CREDIT FACILITY

In October 2001, the Company extended its $5 million revolving credit facility with a bank. The revolving credit facility now matures on June 30, 2003 and will be secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit will be reflected as restricted cash in future balance sheets. The credit facility bears interest at the rate of 1% per annum above the certificate of deposit rate, currently 1.83%, and includes certain restrictive covenants including, among others, a tangible net worth restriction. At September 30, 2001, the Company was in compliance with all restrictive covenants included in the newly extended revolving credit facility. At September 30, 2001, the Company had borrowings of $3.5 million and availability under the revolving credit facility was $1.5 million.

4.       COMPREHENSIVE INCOME

The following table shows the Company's comprehensive income (in thousands):


                                          Three months ended Sept. 30,            Nine months ended Sept. 30,
                                            2001               2000               2001                 2000
                                       -------------       -------------       -------------       -------------
Net (loss) income                      $      (1,456)      $         373       $      (7,650)      $       2,363
Other comprehensive income:
Unrealized holding gain (loss)
arising during period, net of tax                161                 128                 212                (581)
Foreign currency translation                     154                 (52)               (217)
adjustment                                      (135)
                                       -------------       -------------       -------------       -------------

Comprehensive (loss) income            $      (1,141)      $         366       $      (7,490)      $       1,565
                                       =============       =============       =============       =============

5.       NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

The following table shows the calculations of the Company's weighted average common and dilutive equivalent shares outstanding (in thousands):


                                           Three months ended Sept. 30,         Nine months ended Sept. 30,
                                               2001             2000              2001               2000
                                          ------------      ------------      ------------      ------------
Weighted average shares outstanding              5,689             5,805             5,724             5,817
Dilutive impact of stock options                    --               473                --               475
                                          ------------      ------------      ------------      ------------
Total weighted average common and
common equivalent shares outstanding             5,689             6,278             5,724             6,292
                                          ============      ============      ============      ============
Anti-dilutive weighted shares
excluded from shares outstanding                 2,050               378             1,660               289

6.       DISPOSITION OF ASSETS

In June 1999, the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,130,000 to the former owner of Interphase's Paris Operation. The sales proceeds consisted of $300,000 due at closing with an $830,000 technology license fee. In January 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. Additionally, in January 2000, the Company sold its 20% interest in Quescom for $400,000, resulting in a gain of $91,000. The total gain in 2000 was $571,000, net of $350,000 tax.

7.       SEGMENT INFORMATION

The Company is principally engaged in the design, development, and manufacturing of high-performance connectivity products utilizing advanced technologies being used in next generation telecommunication networks and enterprise data/storage networks. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

Geographic revenue and long lived assets related to North America and other foreign countries as of and for the three-month and nine-month period ended September 30, 2001 and 2000 are as follows: (in thousands)


                   Three months ended September 30,      Nine months ended September 30,
Revenue                2001                2000              2001               2000
-------            -------------      -------------      -------------      -------------
North America      $       3,303      $      11,005      $      17,307      $      33,552
Europe                     1,300              1,253              3,865              4,612
Pac Rim                       --              1,002                490              2,013
                   -------------      -------------      -------------      -------------
Total              $       4,603      $      13,260      $      21,662      $      40,177
                   =============      =============      =============      =============


Geographic long-lived assets exclude corporate assets. Corporate assets include cash and cash equivalents, marketable securities, and intangibles.



Long lived assets   September 30, 2001   December 31, 2000
-----------------   ------------------   -----------------
North America         $        1,396      $        1,995
Europe                           168                 215
Pacific Rim                        3                   2
                      --------------      --------------
Total                 $        1,567      $        2,212
                      ==============      ==============

Additional information regarding revenue by product line is as follows: (in thousands)



                             Three months ended September 30,      Nine months ended September 30,
Revenue                           2001              2000               2001                2000
-------                      -------------      -------------      -------------      -------------
Storage                      $         568      $       3,607      $       5,398      $      15,937
Broadband Telecom                    1,307              2,583              5,230              9,298
Combo                                1,649                822              4,877              1,192
LAN                                    894              5,817              4,828             11,933
WAN                                     19                271                545              1,184
Other                                  166                160                784                633
                             -------------      -------------      -------------      -------------
Total                        $       4,603      $      13,260      $      21,662      $      40,177
                             =============      =============      =============      =============

8.       RECENTLY ISSUED ACCOUNTING POLICIES

On January 1, 2001, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires all derivatives to be recorded at fair value. Changes in the fair values of derivatives are recorded in either the statement of operations or as a component of comprehensive income, depending on whether the derivative qualifies as a hedge and depending on the type of hedging relationship that exists. Adoption of this standard did not have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill will be tested, annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 141 effective July 1, 2001, and will adopt SFAS No. 142 effective January 1, 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of this standard in 2002 will result in an annual reduction in amortization expense of $240,000 related to the Company's existing goodwill. The Company has not yet determined if there will be an impairment of its goodwill as it is currently assessing the accounting implications of adopting SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS No. 143 will have on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

9.       SUBSEQUENT EVENTS

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time.

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

Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained, and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. The Company maintains its allowance for returns as a reduction to accounts receivable. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed. The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve, as a component of accrued liabilities, for any potential claims.

REVENUES: Total revenues for the three months ended September 30, 2001 were $4.6 million. Revenues for the same period in 2000 ("comparative period") were $13.3 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy revenues decreased from $7.2 million for the three months ended September 30, 2000 to $1.3 million for the three months ended September 30, 2001. The decrease in revenues was partially offset by revenue growth in Combo technologies. Combo technologies revenues grew to $1.6 million in the third quarter 2001 from $822,000 in the third quarter 2000.

One customer individually accounted for 42% of the Company's third quarter 2001 revenue. In the comparative period, one customer individually accounted for 11% of the Company's revenue.

Total revenues for the nine months ended September 30, 2001 were $21.7 million. Revenues for the nine months ended September 30, 2000 were $40.2 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy revenues decreased from $16.8 million for the nine months ended September 30, 2000 to $6.5 million for the nine-months ended September 30, 2001. In addition, approximately 11% of the revenues for the nine-months ended September 30, 2000 were attributable to Hewlett Packard's purchase of a single Fibre Channel product, which ceased in the first quarter of 2000. The decrease in revenues was partially offset by revenue growth in Combo technologies. Combo technologies revenues grew to $4.9 million for the nine months ended September 30, 2001 from $1.2 million for the nine months ended September 30, 2000.

GROSS MARGIN: Gross margin as a percentage of sales was 38% for the third quarter 2001 and 53% for the comparative period. The gross margin percentage for the nine months ended September 30, 2001 and 2000 was 26% and 54%, respectively. The gross margin rate for the three month period declined approximately six percentage points due to the shift in product mix away from higher margin legacy products and the remaining decline primarily related to the under-utilization of the Company's manufacturing facility. The gross margin rate for the nine-month period declined by approximately twenty percentage points due to the excess and obsolete inventory charge of $4.4 million incurred in the second quarter 2001, as described in Note 2. The remaining portion of the decline was due to the shift in product mix away from higher margin legacy products and under-utilization of the Company's manufacturing facility.

RESEARCH AND DEVELOPMENT: The Company's investment in the development of new products through research and development was $1.8 million in the third quarter 2001 and $2.7 million in the comparative period. As a percentage of revenue, research and development expenses were 40% in the third quarter 2001 and 20% in the comparative period. Research and development expenses for the nine months ended September 30, 2001 and 2000 were $6.1 million and $7.8 million, respectively. Approximately 53% and 28% of the decrease in research and development expenses for the three months and nine months ended September 30, 2001, respectively, was due to the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development costs as a percentage of sales increased for both the three and nine month periods due to the decrease in revenues.

SALES AND MARKETING: Sales and marketing expenses were $1.3 million in the third quarter 2001 and $2.6 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 29% in the third quarter 2001 and 20% in the comparative period. Sales and marketing expenses for the nine months ended September

30, 2001 and 2000 were $5.5 million and $8.1 million, respectively. Approximately 28% and 35% of the decrease in sales and marketing expense for the three months and nine months ended September 30, 2001, respectively, is due to decreased revenues, which resulted in reduced sales commissions and bonuses. The remaining portion of the decrease for both periods primarily relates to the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. Sales and Marketing expenses as a percentage of sales increased for both the three and nine- month periods due to the decrease in revenues.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $0.8 million in the third quarter 2001 and $1.1 million in the comparative period. As a percentage of revenue, general and administrative expenses were 17% in the third quarter 2001 and 8% in the comparative period. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $2.9 million and $3.3 million, respectively. The decrease in general and administrative expenses for the three months and nine months ended September 30, 2001, is primarily the result of the Company's restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001. General and administrative expenses, as a percentage of sales, increased for both the three and nine-month periods due to the decrease in revenues.

INTEREST, NET: Interest income, net of interest expense, was $231,000 in the third quarter 2001 and $132,000 in the comparative period. Interest income, net of interest expense, for the nine months ended September 30, 2001 and 2000 was $417,000 and $333,000, respectively. The increase relates to higher daily cash levels available for investment, lower debt levels and lower borrowing interest rates.

OTHER EXPENSE, NET: Other expense, net, was $395,000 in the third quarter 2001 and $167,000 in the comparative period. Other expense, net for the nine months ended September 30, 2001 was $616,000 and was in an income position of $2,000 for the nine months ended September 30, 2000. Other expense, net includes the amortization of goodwill and purchased intangibles related to a 1996 acquisition of Synaptel. However, as described in Note 2, the Company wrote off the impaired purchased intangibles during the second quarter of 2001, as part of its restructuring program. These purchased intangibles were generating amortization expense at a rate of $165,000 per quarter. The increase in other expense for the third quarter 2001 over the comparative period primarily relates to a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company's VOIP business, partially offset by the elimination of the purchased intangibles amortization expense. Other income for the nine months ended September 30, 2000 includes a gain of approximately $685,000 related to hedging transactions on certain marketable securities received in the sale of the Company's VOIP business.

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

The Company may record an additional goodwill amortization charge as of the end of any quarter when the product of the number of shares issued and outstanding and the closing market price of its common stock is less than the book value of its common stock. Management does not believe that they can predict the common stock price and accordingly, are unable to predict when, if ever, such additional goodwill amortization might be recorded. At September 30, 2001, the Company had 5.7 million common shares issued and outstanding with a book value of $37.6 million; therefore, the common stock price would had to have been below $6.62 per share before consideration would have been given to recording additional goodwill amortization. At September 30, 2001, the common stock price was $3.38. No impairment loss was recognized because the Company believed, after considering all available evidence, the condition to be a temporary decline in the price of its stock caused by market volatility. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by amortization of existing goodwill, by any other changes to the book value of the common stock, and by the future common stock price. The Company will adopt SFAS No. 142 effective January 1, 2002, and will conform its accounting policy on assessing impairment of goodwill to that standard at that time.

INCOME TAXES: The Company's effective income tax rate was (37%) for the third quarter 2001 and 45% for the comparative period. The rate reduction for the three-month period is due to a decrease in foreign income which is offset by foreign operating losses. The Company's effective income tax rate was (33%) for the nine months ended September 30, 2001 and 42% for the nine months ended September 30, 2000. The rate reduction for the nine-month period is primarily due to an increase in nondeductible intangible amortization related to the impairment of developed technology and assembled workforce as described in Note 2.

NET (LOSS) INCOME: The Company reported a net loss of $1.5 million in the third quarter 2001 and net income of $373,000 in the comparative period. The Company reported a net loss of $7.7 million for the nine months ended September 30, 2001 and net income of $2.4 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, cash and cash equivalents totaled $15.6 million, an increase of $5 million from the December 31, 2000 balance of $10.6 million. The increase was attributable to cash provided by operating activities of $5.8 million and cash provided by investing activities of $1.5 million, partially offset by cash used by financing activities of $2.3 million. Cash provided by operating activities was comprised primarily of a decrease in accounts receivable of $11.4 million, noncash restructuring costs and other special charges of $6 million, depreciation and amortization of $1.5 million and a decrease in inventories of $1.2 million, which was partially offset by cash used to fund operations of $7.7 million, an increase in prepaid expenses and other current assets of $3.4 million, a decrease in accounts payable, deferred revenue and accrued liabilities of $2.7 million and a decrease in accrued compensation of $1 million. Cash provided by investing activities was primarily the result of net proceeds from the sale of marketable securities of $2 million. Cash used by financing activities was primarily comprised of payments on debt of $1.7 million and the purchase of redeemable common stock of $763,000.

At September 30, 2001, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities, future debt payments and repurchase of Interphase common stock from Motorola, Inc. (described below). The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2001.

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time.

The Company has a $5 million revolving credit facility with a financial institution. The revolving credit facility expires in June 2003. As of September 30, 2001, the Company had borrowings of $3.5 million classified as long-term debt on its balance sheet.

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of September 30, 2001, 497,337 shares have been repurchased for $3.1 million and retired; 162,663 shares remain to be repurchased.

The Company expects that its cash, cash equivalents, marketable securities and proceeds from its credit facility will be adequate to meet foreseeable cash needs for the next twelve months. However, it is possible that the Company may require additional sources of financing earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, whether within the next twelve to eighteen months or thereafter.

                                     PART II

OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

         None

         EXHIBITS

         None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERPHASE CORPORATION
                                         (Registrant)
Date:  November 14, 2001

                                         /s/ Steven P. Kovac
                                         ---------------------------------------
                                         Steven P. Kovac
                                         Chief Financial Officer,
                                         Vice President of Finance and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)