Form 10-K405
period 2001-12-31
INTERPHASE CORP
filed 2002-03-26
CIK 728249

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001       Commission File Number 0-13071

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

                                 TITLE OF CLASS
                                 --------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 4, 2002 was approximately $27,312,000. As of March 4, 2002, registrant had 5,598,805 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into this annual report on Form 10-K Report: Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 1, 2002 (Part III).


================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Interphase Corporation and subsidiaries ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high-performance connectivity products utilizing advanced technologies being used in next-generation telecommunication networks and enterprise data/storage networks. Interphase's products include telecom communication controllers, server-based adapter cards, network operating system device drivers, software development tools, professional services and management software applications (see key terms and definitions below).

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

DSL - A relatively new broadband technology that carries data signals up to 20 times faster than 56K dial-up modems on the high-frequency portions of phone lines that also transmit voice. Unlike with dial-up services, DSL users don't dial a phone number to log on to the Internet. Like cable-modem service, a DSL line is continuously open. DSL requires two modems, one at the customer end and one at the phone company end (called a DSLAN), which communicate constantly with each other. DSL providers don't usually sell their services directly to consumers -- they typically resell them through Internet service providers such as America Online and Earthlink.

BROADBAND TELECOM CONTROLLERS SYSTEM - As related to Interphase, a Broadband telecom controllers system is a highly specialized computer server that resides in an "industrial" environment requiring high-availability and maximized "up-time." Typical uses for this type of server include military applications such as on-board ship communications or avionics, or next-generation telecommunication applications such as intelligent call routing, call number portability or base station communications control for wireless service.

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

NGN - (Next Generation Network) Sometimes referred to as the "converged" voice and data network, NGN technology refers to post public switched telephone network (PSTN) telecommunications networks. Elements of an NGN include, among other items, softswitches media gateways.

NODE B - A component of a 3G wireless base station containing radio transmitters and receivers.

OC-3/STM-1 - The American and European standards (respectfully) for ATM optical interconnect 3 traffic, which is a digital transmission link with capacity of 155 Mbps (OC-3).

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

PCI-X - A high-performance extension to the PCI Local Bus that is designed to meet the increased I/O demands of technologies such as Fibre Channel, Gigabit Ethernet and Ultra3 SCSI.

PMC - (PCI Mezzanine Card) a low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI.

PTMC - (PCI Telecom Mezzanine Card) A mezzanine card with connectors specific to telecom applications, based on the industry standard PICMG 2.15.

REMOTE ACCESS SERVER - A remote access server is a computer that provides access to remote users (such as telecommuters, road warriors and branch office locations) via analog or digital modems and ISDN connections.

RNC - (Radio Network Controller) A component of a 3G wireless base station that controls radio transmitters and receivers and performs other radio access and link maintenance functions.

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

T1 - A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second). T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances. E1 is the European equivalent and J1 is the Japanese equivalent to T1.

T3 - A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a T3 link is capable of handling 672 voice conversations. E3 is the European equivalent and J3 is the Japanese equivalent to T3.

6U - A standard size and design of printed circuit boards and the chassis that holds them.

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

To capitalize on the trend towards the acquisition of I/O connectivity from third party vendors by telecommunication server providers, Interphase offers a comprehensive line of carrier-class communications controllers for:

o 2.5 and 3G Wireless - controllers that provide enhanced mobile services and integration with the Internet
o Fast Internet Access - controllers that enable broadband Internet connectivity and high-speed wireless Internet access
o Next Generation Networks and the Advanced Intelligent Network (AIN) - controllers that help service providers migrate their AIN facilities to more scalable and cost-effective architectures and provide new platforms for Softswitch and Media Gateway convergence of voice and data networks

Interphase launched a new service organization in 2001, Professional Services, an organization responsible for customizing software and third party applications to customer specific designs. With high-performance communication controllers, software development tools, the industry's broadest protocol support, experience with third party protocols and complementary professional services, Interphase helps decrease costs and improve time-to-market for service providers building next-generation telecom networks.

Offering a comprehensive server I/O adapter product portfolio.

In order to provide Interphase customers with effective storage networking solutions, Interphase offers a comprehensive line of storage networking adapters specifically designed for use in demanding, enterprise class applications such as:

o    Enterprise Connectivity - mission critical backbone and Internet servers
o    Server-attached Storage - high-throughput direct-attached storage servers
o Storage Area Networks - servers providing connectivity for SAN and NAS applications

Delivering superior customer service.

Over the past 25 years, Interphase has established strong relationships with key Fortune 500 suppliers of enterprise computer and telecommunication servers. Much of this success has been due to the superior pre- and post-sale service the Company delivers to customers. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company's technical support is divided into functional groups supporting either server I/O or telecommunication product offerings, allowing Interphase to specifically focus its support efforts for the different needs and requirements of its customers in these differing market segments.

Expanding the Company's base of quality channel partners.

In keeping with its efforts to expand the total available market for its product offerings, Interphase continues to build a broad base of distribution channel partners that provide cost-effective penetration into the enterprise IT segment. Through its Gold Rush Partners Program, the Company recruits high-end resellers
(VARs) and systems integrators that are building storage-centric solutions for their enterprise customers. In 2001, Interphase broadened its reach to the embedded telecom market through the selection of its exclusive North American channel partner, Arrow North American Computer Products, a leading distributor of electronic components and computer products.

Developing strategic partnerships.

Interphase is an acknowledged leader in designing products for multi-vendor interoperability. The Company leverages this leadership position into strategic partnerships with its Diamond Developer Partners Program. Through this program, Interphase builds synergistic marketing and technical relationships with other key suppliers in its respective markets. Rigorous product testing and early access to new partner product releases allows tighter product integration and helps assure compatibility for the Company's end-user customers. Also, Interphase's joint software development, particularly with third party protocol vendors, decreases the integration time for customers by offering a pre-integrated solution.

PRODUCTS

Interphase offers an advanced line of telecom communication controllers, a comprehensive portfolio of Fibre Channel SAN adapters (including HBA SAN management software) and adapters for remote access and WAN communications.

Telecom Communication Controllers

Interphase products designed for use in next-generation Broadband telecommunication servers include:

o 1635 CompactPCI Packet Switched Backplane T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller, based on the PICMG
     2.16 Ethernet backplane standard, with an advanced architecture featuring the Motorola MPC8260 RISC CPU that offers superior performance over T1/E1/J1 communication links. The 1635 also offers dual Ethernet interfaces to 2.16 backplanes, and can convert both SS7 and ATM to IP for access to the Ethernet backplane.

o 4531 PMC ATM over T3/E3 Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM communications over T3/E3 connections for applications such as aggregating Internet traffic for transport over the public ATM backbone network.

o 4531S PMC ATM over T3/E3 Communications Controller - an intelligent, high-performance, PCI Mezzanine Card that provides software selectable T3/E3 network access, and can support multiple protocols on-board, increasing overall system performance.

o 4532 PMC Single-port OC-3/STM-1 Communications Controller - an intelligent, high-performance, PCI Mezzanine Card that provides direct access to SONET networks and software selectable access to OC-3/STM-1 ATM network, as well as a 10/100 Ethernet interface. The 4532 is the only product in its class, and is ideally suited for 3G networks that define ATM as the interconnect between RNCs and Node Bs, for example. It also targets broadband access networks and gateways that require on-board ATM to IP interworking.

o 4534 PMC Quad-port Serial Communications Controller - a PCI Mezzanine Card that provides reliable, high performance serial communications for multiple telecommunication protocols including ATM, ISDN, Frame Relay, X.25 and PPP.

o 4535 PMC Multiprotocol Communications Controller - a PCI Mezzanine Card that provides four high-speed serial communication links to provide connection to the Public Switch Telephone Network to support advanced SS7 or AIN applications.

o 4537 PMC Multiprotocol Communications Controller - a PCI Mezzanine Card targeted specifically for telecommunication applications that require multiple T1/E1 interfaces.

     The 4537 supports multiple frame-based protocols, such as ATM and SS7, provides options for front or rear I/O access, and includes an integrated Channel Service Unit.

o 4538 PMC Communications Controller - a PCI Mezzanine Card with 2 software selectable T1/E1/J1 interfaces front access plus a 10/100 Ethernet port, it is targeted for signaling and control plane applications in wireless and NGN telecom networks. With its on-board SS7 protocol processing and excellent SS7 performance, and its Ethernet access, it is a modular solution for signaling platforms and signaling gateway applications.

o 4539 PMC Communications Controller - a PCI Mezzanine Card targeted for signaling/control plane and broadband/user plane telecom networks. The 4539 offers four software selectable T1/E1/J1 interfaces via rear access, and a 10/100 Ethernet interface on the front. The 4539 supports multiple protocols on board, including ATM, and it can serve both narrowband and broadband networks in one solution.

o 4575 PMC ATM Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM SONET OC-3 155 Mbps connectivity.

o 5575 PCI ATM Adapter - a PCI adapter card that provides full duplex ATM connectivity for systems running Windows NT, Novell NetWare, UnixWare, Solaris and AIX.

o 6535 CompactPCI T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller with an advanced architecture featuring the Motorola MPC8260 RISC CPU that offers superior performance over T1/E1/J1 communication links.

o 6575 CompactPCI ATM Communications Controller - a 3U or 6U CompactPCI adapter that provides full duplex ATM connectivity at OC-3 data rates for industrial and telecommunication server computers.

Server I/O Products

Interphase server I/O products targeted for use in enterprise applications include the following:

o 5526 PowerSAN PCI Fibre Channel Adapter - a 33Mhz PCI bus adapter which provides single port 100 MBps Fibre Channel connectivity.

o 5527 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides single port 100 MBps Fibre Channel connectivity.

o 5540 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides price-effective 1-Gbps storage connectivity for basic Fibre Channel SAN connectivity.

o 5541 PowerSAN PCI Fibre Channel Adapter - a low profile version of the 5540 that is only half of the height of normal PCI cards, allowing use in the new smaller profile (1U) servers being increasingly used in Internet server and e-commerce applications.

o 5550 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides two independent 1-Gbps Fibre Channel connections for high-reliability SAN applications.

o 5560 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides 2-Gbps Fibre Channel connectivity for applications requiring maximized data throughput.

o FibreView Enterprise - a JAVA-based management utility which allows enterprise IT managers to control Fibre Channel server connections from anywhere within the network via the Internet.

o 5570 SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card providing full duplex Gigabit Fibre Channel and high-performance Gigabit Ethernet connectivity.

o 552C SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra2 SCSI connectivity with two 10/100 Ethernet ports.

o 553C SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra3 SCSI connectivity with two 10/100 Ethernet ports.

o 554E SlotOptimizer (Combo) Quad-port Fast Ethernet Adapter - a 64-bit PCI adapter card that provides four independent full-duplex Fast Ethernet ports.

Remote Access and WAN Communications Adapters

Interphase also offers communication adapters that enable remote access server communications in enterprise WAN environments. Flagship Interphase products for remote access and WAN connectivity include:

o 5535 ENTIA ATM over T1 Communications Controller - an PCI WAN controller that uses an on-board CPU and memory to locally execute all communications protocols. Providing either single or dual port PRI or T1/E1 connectivity, this controller is a cost-effective connectivity solution for small and medium size enterprise networking environments.

o 5536 ENTIA V.90 Digital Modem Controller - a PCI WAN controller that uses an on-board CPU and memory to locally process all communications protocols. Offering up to 60 digital modems and simultaneous processing of both ISDN and analog (V.34 and V.90) call traffic, this adapter is a cost-effective solution for remote users requiring access to enterprise network applications.

NEW PRODUCT DEVELOPMENT

The target markets for the Company's products are characterized by those areas of a telecom network that can reduce cost for carriers, decrease their time to market for deployment of new and existing services, and, finally, preserve carriers' network equipment investment. The economic downturn in the telecom business sector has forced telecom service providers and network equipment providers, or NEPs, to streamline their business operations. In particular, service and NEPs have been consolidating their product development and manufacturing groups, which actions generally lead to an increase in the use of off-the-shelf products, such as the products sold by Interphase. Consequently, the Company's new product development is driven by the profitable growth areas in the market where NEPs use off the shelf designs and emerging standards that improve the performance and reliability of standard designs and the race to market.

To better address the emerging market opportunities in UMTS/W-CDMA and CDMA-2000/1xRTT wireless servers ("3G Wireless") and media gateways and signaling elements, Interphase is expanding its product line to incorporate more ATM to IP interworking functions, increased access to Ethernet networks and backplanes, and overall higher-performance on-board protocol processing performance. This is achieved through enhancements to existing products and the launch of new product lines and services in the telecom products portfolio.

The Company has been engaged in the development of new products and the refinement of its existing products since its inception. Interphase has been active in the formulation of industry standards sanctioned by groups such as the PCI Industrial Manufacturers Group (PICMG), IEEE, ANSI, VME International Trade Association (VITA), Infiniband Trade Association (ITA), Project UDI, Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, University of New Hampshire FDDI Interoperability Lab, FC-Open (Fibre Channel) Consortium, and ANTC Consortium for FDDI interoperability testing.

MARKETING AND CUSTOMERS

The Company's standard products are sold to OEM's for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company's products in proprietary systems for resale to distributors, system integrators and VAR's (which may add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as large corporations, universities and scientific research organizations. During 2001, sales to Hewlett Packard and Compaq accounted for $8.5 million or 30% and $4.2 million or 15% of the Company's consolidated revenues, respectively. During 2000, sales to Hewlett Packard and Terayon Communication Systems accounted for $10 million or 18% and $5.9 million or 11% of the Company's consolidated revenues, respectively. During 1999, sales to Hewlett Packard accounted for $36.9 million or 50% of the Company's consolidated revenues. No other customers accounted for more than 10% of the Company's consolidated revenues in the periods presented.

The Company markets its products through its direct sales force and value-added distribution partners. In addition to the Company's headquarters in Dallas, Texas, the Company has sales offices located in or near Santa Clara, California; Boston, Massachusetts; Minneapolis, Minnesota; Munich, Germany; London, United Kingdom; Paris, France; and Bangkok, Thailand. The Company's sales personnel market products directly to key customers and support the distribution channel. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Arrow North American Computer Products (North America), Crellon Microsystems (UK), ACAL (The Netherlands), Future Systems (Korea), Macnica (Japan), Beijing Ssycom Technologies, Limited (China), Alloy Computer (Australia), Powerbridge (Germany) and many others.

Interphase emphasizes its extensive product support, training and field support to its customers. The Company's products are generally sold with a one-year warranty covering components and labor, with extended warranties and support also available, however, certain contracts with major OEM customers allow for longer warranty periods.

The Company and its major customers generally enter into written contracts specifying, among other items standard in commercial agreements, product specifications, failure rates, shipping requirements, shipment rescheduling terms, price/volume schedules and manufacturer warranties. These agreements generally do not contain determinable purchase commitments of the customers, providing instead that actual purchase and shipments of products be made by specific purchase order. Accordingly, any shipment dates stated in such contracts are subject to rescheduling and/or cancellation and, therefore, are not indicative of the future purchase orders to be submitted by such customer. In addition, the actual terms of the contracts tend to be modified in the ordinary course of business by means of subsequent purchase order terms and by course of dealing.

The Company does not believe that the level of backlog of orders is either material or indicative of future results, since its contracts are subject to revision through subsequent purchase orders and its customers are generally permitted to cancel purchase orders, within certain parameters, prior to shipment without penalty.

The majority of the Company's sales are to OEMs with payment terms typically being net 30-90 days from the date of invoice.

MANUFACTURING AND SUPPLIES

Manufacturing operations are currently conducted at the Company's headquarters in Dallas, Texas. The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

The Company uses internally designed applications specific integrated circuits
(ASIC), some of which are sole-sourced, on some of its products, as well as standard off-the shelf items presently available from two or more suppliers. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relations with its vendors.
The Company generally does not manufacture products to stock in finished goods inventory, as substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company does not have any material requirements to maintain significant finished goods inventories.

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

The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate third-party software into its product line thereby increasing its functionality, performance and interoperability.

EMPLOYEES

At December 31, 2001, the Company had 146 full-time employees, of which 42 were engaged in manufacturing and quality assurance, 49 in research and development, 29 in sales, sales support, customer service and marketing and 26 in general management and administration.

The Company's success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in a large part upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is intense.

None of the Company's employees are covered by a collective bargaining agreement and there have been no work stoppages. The Company considers its relationship with its employees to be good.

COMPETITION

The Company's competition includes vendors specifically dedicated to the storage I/O and telecommunication product markets. Most of the Company's major OEM customers have chosen to outsource the design, manufacture and software integration of communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize off the shelf products for their product design. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share.

RISK FACTORS

Potential Fluctuations in Period-to-Period Results

Interphase has experienced fluctuations in its period-to-period revenue and operating results in the past and may experience fluctuations in the future. The Company's sales on both an annual and a quarterly basis can fluctuate as a result of a variety of factors, many of which are beyond its control. The Company may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause the Company's operating results to fall substantially short of anticipated levels for any period. Delays by Interphase's OEM customers in producing products that incorporate the Company's products could also cause operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in the Company's revenue and operating results include success in achieving design wins, the market acceptance of the OEM products that incorporate the Company's products, the rate of adoption of new products, competition from new technologies and other companies, and the variability of the life cycles of Interphase's customers' products.

Because fluctuations can happen, Interphase believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that investors should not rely on the results for any one quarter as an indication of how Interphase will perform in the future. Investors should also understand that, if the Company's revenue or operating results for any quarter are less than the level expected by securities analysts or the market in general, the market price for the Company's common stock could immediately and significantly decline.

Technological Change and New Product Introductions

The market for the Company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company's future revenue will depend upon the Company's ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in its products or their component parts, or the failure to achieve market acceptance for its products could have a material adverse effect on the Company's revenue and operating results.

Competition

The telecommunications, signaling and networking business is extremely competitive, and the Company faces competition from a number of established and emerging start-up companies. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company's revenue and operating results. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenue and operating results.

Dependence on Key Customers

While the Company enjoys a very good relationship with its customers, there can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Customers typically do not enter into long-term volume purchase contracts with the Company, and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, or the reduction, delay or cancellation of orders or a delay in shipment of the Company's products to such customers could have a material adverse effect on the Company's revenue and operating results.

Design Wins

A design win is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning approximately twelve months after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can delay or prevent the design win from reaching the production phase. The customer's failure to bring their product to the production phase could have an adverse effect on the Company's revenue and operating results.

Product Liability

If the Company delivers products with errors, defects or problems, its credibility and the market acceptance and sales of its products could be harmed. Further, if Interphase's products contain errors, defects and problems, then the Company may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against Interphase or against its customers. Interphase has agreed to indemnify its customers in some circumstances against liability from defects in its products. While no such litigation currently exists, product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to Interphase, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company's license agreements. A successful product liability claim could seriously harm the Company's business, financial condition and results of operations.

Interphase maintains insurance coverage for product liability claims. Although management believes this coverage is adequate, it is not assured that coverage under insurance policies will be adequate to cover product liability claims against the Company. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against the Company.

Dependence on Third-Party Suppliers

Certain components used in the Company's products are currently available to the Company from one or a limited number of sources. There can be no assurance that future supplies will be adequate for the Company's needs or will be available on prices and terms acceptable to the Company. The Company's inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect the Company's gross margins, either of which could have a material adverse effect on the Company's revenue and operating results.

Dependence on Internal Manufacturing

In order to avoid relying on outside contract manufacturers, the Company manufactures its products at its Dallas, Texas facility. The Company does not have alternative manufacturing capabilities, either internally or through third parties, to perform those manufacturing functions. If the Company were able to identify alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services at the same costs that the Company currently enjoys. In the event of an interruption in production, the Company would not be able to deliver products on a timely basis, which could have a material adverse effect on the Company's revenue and operating results. Although the Company currently has business interruption insurance, no assurances can be given that such insurance will adequately cover the Company's lost business as a result of such an interruption.

The Company's success depends upon the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others.

Dependence on Proprietary Technology

Although management believes that the Company's products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, possibly resulting in costly litigation in which the Company may not ultimately prevail. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's revenue and operating results.

It may be necessary for the Company to enter into technology licenses from others due to the large number of patents in the computer networking industry and the rapid rate of issuance of new patents and new standards or to obtain important new technology. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Such delays or reductions in product shipments could have a material adverse effect on the Company's revenue and operating results.

Dependence on Employees

The Company's success depends on the continued contributions of its personnel, many of whom would be difficult to replace, and on its ability to attract and retain skilled employees. Although the Company's employees are subject to the Company's employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements or non-competition covenants. Changes in personnel could adversely affect the Company's operating results.

ITEM 2. PROPERTIES

The Company leases a 96,000-square foot facility located in Dallas, Texas. The lease, inclusive of renewal options, extends through the end of 2002. The Company is currently evaluating its options for renewal of the lease or relocation. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that supports the European markets and an 8,000-square foot facility in Plano, Texas, that supports telecommunication product development. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS

Since January 1984, shares of the Company's common stock have been traded on The NASDAQ Stock Exchange under the symbol INPH. The following table summarizes its high and low price for each quarter during 2001 and 2000 as reported by Nasdaq.

2001                            High             Low
----                            ----             ---
First Quarter                  13.875           6.750
Second Quarter                  7.560           5.150
Third Quarter                   5.100           3.210
Fourth Quarter                  5.860           3.170


2000                            High             Low
----                            ----             ---
First Quarter                  41.750          17.250
Second Quarter                 26.875          13.125
Third Quarter                  25.750          16.125
Fourth Quarter                 16.438           7.938


The Company had approximately 4,200 beneficial owners of its common stock, of which 59 were of record as of March 4, 2002.

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

The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the common stock.
In November 2001, the Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data:
(In Thousands, except per share data)

                                                         Twelve months ended December 31,
                                            2001          2000         1999          1998          1997
                                         ----------    ----------   ----------    ----------    ----------

Revenues                                 $   28,732    $   55,697   $   73,502    $   68,690    $   66,004
                                         ----------    ----------   ----------    ----------    ----------
Gross margin                                  9,004        29,688       34,702        33,598        32,016
                                         ----------    ----------   ----------    ----------    ----------

Research and development                      7,757        10,359       10,590        10,766        13,327
Sales and marketing                           6,812        10,731       11,036        10,060        11,686
General and administrative                    3,759         4,824        5,366         5,417         6,248
Restructuring costs and other
special charges                               2,091            --           --            --            --
Goodwill impairment charge                    2,350            --           --            --            --
                                         ----------    ----------   ----------    ----------    ----------

Operating (loss) income                     (13,765)        3,774        7,710         7,355           755
Other, net                                      (20)          333       (1,030)       (1,583)       (1,525)
                                         ----------    ----------   ----------    ----------    ----------
(Loss) income from continuing
operations before income taxes              (13,785)        4,107        6,680         5,772          (770)

(Loss) income from continuing
operations                                   (9,572)        2,400        4,291         3,542          (971)

Discontinued operations, net                     --           571         (867)         (829)           --
                                         ----------    ----------   ----------    ----------    ----------
Net (loss) income                        $   (9,572)   $    2,971   $    3,424    $    2,713    $     (971)
                                         ----------    ----------   ----------    ----------    ----------

(Loss) income from continuing
operations per share
  Basic EPS                              $    (1.68)   $     0.41   $     0.77    $     0.64    $    (0.18)
  Diluted EPS                            $    (1.68)   $     0.38   $     0.70    $     0.63    $    (0.18)

Net (loss) income per share
  Basic EPS                              $    (1.68)   $     0.51   $     0.61    $     0.49    $    (0.18)
  Diluted EPS                            $    (1.68)   $     0.48   $     0.56    $     0.48    $    (0.18)
Weighted average common shares                5,705         5,805        5,593         5,508         5,496
Weighted average common and dilutive
shares                                        5,705         6,237        6,113         5,628         5,496

Balance Sheet Data:

Working capital                          $   31,601    $   37,502   $   35,314    $   26,314    $   25,244

Total assets                                 39,243        54,473       54,671        50,288        49,447

Total liabilities                             7,323        12,534       14,536        18,463        19,904

Redeemable common stock                         762         1,780        2,796         3,813            --

Shareholders' equity                         31,158        40,159       37,339        28,012        29,543

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions and other risks indicated in the Company's filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "plans," "expects," "intent" and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                           Year ended December 31,
                                                     2001           2000           1999
                                                  ----------     ----------     ----------
Revenues                                               100.0%         100.0%         100.0%
Cost of sales                                           68.7%          46.7%          52.8%
                                                  ----------     ----------     ----------

Gross margin                                            31.3%          53.3%          47.2%

Research and development                                27.0%          18.6%          14.4%
Sales and marketing                                     23.7%          19.3%          15.0%
General and administrative                              13.0%           8.6%           7.3%
Restructuring costs and other special charges            7.3%            --             --
Goodwill impairment charge                               8.2%            --             --
                                                  ----------     ----------     ----------

Operating (loss) income                                (47.9)%          6.8%          10.5%
                                                  ----------     ----------     ----------

Interest, net                                            1.9%           1.1%          (0.3)%
Other, net                                              (2.0)%         (0.5)%         (1.1)%
                                                  ----------     ----------     ----------

(Loss) income from continuing operations
before income taxes                                    (48.0)%          7.4%           9.1%
(Benefit) provision for income taxes                   (14.7)%          3.1%           3.3%
                                                  ----------     ----------     ----------

(Loss) income from continuing operations               (33.3)%          4.3%           5.8%

Discontinued operations, net                              --            1.0%          (1.2)%
                                                  ----------     ----------     ----------
Net (loss) income                                      (33.3)%          5.3%           4.6%
                                                  ==========     ==========     ==========

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

REVENUES: Total revenues for the years ended December 31, 2001, 2000 and 1999 were $28.7 million, $55.7 million and $73.5 million, respectively.

Revenues decreased 48% in 2001 compared to 2000. The reduction in revenues is generally due to the market slowdown experienced in 2001, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy technology revenues decreased from $24.5 million for the year ended December 31, 2000 to $8.8 million for the year ended December 31, 2001. The decrease in legacy technologies revenues was partially offset by revenue growth in combo technologies. Combo technologies revenue grew to $6.8 million for the year ended December 31, 2001 from $2.7 million for the year ended December 31, 2000.

Revenues decreased 24% in 2000 compared to 1999. The decrease in revenue was primarily attributable to the effects of the transitional period where the Company refocused its efforts on its new Fibre Channel and Telecom Communication Controller products. During this period, several of the new Fibre Channel products experienced delays in the engineering phase. Due to the intense competition in the industry, these delays had a significant impact on sales during 2000. Additionally, 30% of the revenues in 1999 were attributable to Hewlett Packard's purchases of a Fibre Channel product, which ceased in the first quarter of 2000. The decrease in revenues during 2000 was partially offset by sales of products through an end-of-life program instituted in 2000 for many of the Company's legacy products. The Company began this program in an effort to focus its resources on its new product lines.

GROSS MARGIN: Gross margin as a percentage of sales for the years ended December 31, 2001, 2000 and 1999 was 31%, 53% and 47%, respectively.

The gross margin rate declined in 2001 compared to 2000 by approximately sixteen percentage points due to an excess and obsolete inventory charge of $4.4 million incurred in the second quarter 2001, as described in the restructuring costs and other special charges section below. The remaining portion of the decline was due to the shift in product mix away from higher margin legacy products and underutilization of the Company's manufacturing facility.

The gross margin rate in 2000 increased six percentage points compared to 1999. This increase is primarily the result of a change in product mix and product cost improvements that began in late 1999, whereby the Company improved its purchasing and production processes.

RESEARCH AND DEVELOPMENT: The Company's investment in the development of new products through research and development was $7.8 million, $10.4 million and $10.6 million in 2001, 2000 and 1999, respectively. As a percentage of revenue, research and development expenses were 27%, 19% and 14% for 2001, 2000 and 1999, respectively.

Research and development costs decreased $2.6 million in 2001 compared to 2000. Approximately 41% of the decrease was due to the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001, as described in the restructuring costs and other special charges section below. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development costs as a percentage of sales increased during this period due to the decrease in revenues.

Research and development costs decreased slightly in 2000 compared to 1999, primarily due to a reduction in variable spending in response to decreased revenues for the year. However, the research and development investment in 2000 resulted in new products that have provided the foundation for the Company's product lines in 2001 and beyond. Research and development costs as a percentage of sales increased during this period due to the decrease in revenues.

SALES AND MARKETING: Sales and marketing expenses were $6.8 million, $10.7 million, and $11 million in 2001, 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expenses were 24%, 19% and 15% for 2001, 2000 and 1999, respectively.

Sales and marketing expenses decreased $3.9 million in 2001 compared to 2000. Approximately 34% of the decrease was due to decreased revenues, which resulted in reduced sales commissions and bonuses. The remaining portion of the decrease primarily relates to the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001, as described in the restructuring costs and other special charges section below. Sales and marketing expenses as a percentage of sales increased due to the decrease in revenues.

Sales and marketing expenses decreased slightly in 2000 compared to 1999, primarily due to decreased revenues, which resulted in reduced sales commissions and bonuses for the year, partially offset by increased marketing activity used to position the Company for future product releases. Sales and marketing expenses as a percentage of sales increased due to the decrease in revenues.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $3.8 million, $4.8 million, and $5.4 million in 2001, 2000 and 1999, respectively. As a percentage of revenue, general and administrative expenses were 13%, 9% and 7% for 2001, 2000 and 1999, respectively.

General and administrative expenses decreased $1.1 million in 2001 compared to 2000, primarily as a result of the Company's restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001, as described in the restructuring costs and other special charges section below. General and administrative expenses as a percentage of sales increased due to the decrease in revenues.

General and administrative expenses decreased in 2000 compared to 1999, primarily due to lower headcount related expenses, as the number of employees in the general and administrative function decreased from 33 as of December 31, 1999 to 25 as of December 31, 2000. General and administrative expenses as a percentage of sales increased due to the decrease in revenues.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES: In the second quarter 2001, the Company announced a restructuring program designed to allow the Company to continue aggressive funding of its development organizations, while preserving cash levels and securing new design-ins. As a result of the restructuring program, continued decline in predicted revenue and customers' cautious expectations that the market recovery may now be delayed until 2002, the Company recorded restructuring costs and other special charges of $2.1 million, classified as operating expenses, and an additional excess and obsolete inventory charge of $4.4 million, classified as cost of sales.

The restructuring program resulted in the reduction of approximately 22% of the Company's workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of nonutilized fixed assets.

Due to the decline in current business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product sales declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

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

GOODWILL IMPAIRMENT CHARGE: All of the Company's goodwill is associated with the entire company rather than any specific identifiable asset or product line. Each quarter the Company evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of its common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company evaluates whether the condition is other than temporary based (i) primarily on whether fluctuations in the Company's stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, the Company evaluates whether the condition is other than temporary considering all other available evidence. If the Company determines the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

The Company recorded an impairment charge, at the end of the fourth quarter 2001 by writing-off the remaining $2.4 million of goodwill. At December 31, 2001, the Company had 5.5 million common shares issued and outstanding with a book value of $33.5 million. The common stock price at December 31, 2001 was $5.44, resulting in a market capitalization of $30 million. The Company's market capitalization has consistently been less than book value since June 30, 2001, and has continued to remain below book value through February 6, 2001. As a result of the Company's market capitalization continuously remaining below book value for a period of greater than six months and the uncertainty related to the timing of a technology sector market recovery, the Company, following its stated policy, recorded the impairment charge of $2.4 million at the end of the fourth quarter 2001.

INTEREST, NET: Interest income, net of interest expense, was $554,000, $599,000 and ($213,000) in 2001, 2000 and 1999, respectively.

The decrease in interest income, net, of interest expense in 2001 compared to 2000 relates to the reduction in the investment rate of return on the funds available for investment. This reduction was partially offset by higher daily cash levels available for investment, as well as lower debt levels.

The increase in interest income, net of interest expense in 2000 compared to 1999 relates to higher daily cash levels available for investment and lower debt levels.

OTHER EXPENSE, NET: Other expense, net, was $574,000, $266,000 and $817,000 in 2001, 2000 and 1999, respectively. Other expense, net includes the amortization of goodwill and purchased intangibles related to a 1996 acquisition of Synaptel.

The increase in other expense, net, in 2001 compared to 2000 primarily relates to a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company's VOIP business. This charge was partially offset by the elimination of the purchased intangibles amortization expense. As described in Note 2 to the financial statements, the Company wrote off the impaired purchased intangibles during the second quarter of 2001. These purchased intangibles were amortized at a rate of $165,000 per quarter. Additionally, other expense, net in 2000 includes a gain of approximately $689,000 related to hedging transactions on certain marketable securities received in the sale of the Company's VOIP business.

The decrease in other expense, net in 2000 compared to 1999 is primarily due to the increase in other income generated by hedging transactions on certain marketable securities received in the sale of the Company's VOIP business. For the year ended December 31, 2000, these hedging transactions resulted in a gain of approximately $689,000.

INCOME TAXES: The Company's effective income tax rates were (31%) in 2001, 42% in 2000 and 36% in 1999.

The Company's effective tax benefit rate differed from the statutory rate in fiscal 2001 primarily due to the impairment of goodwill and other identifiable intangibles, which was nondeductible for tax purposes.

The increase in the Company's effective income tax rate from 1999 to 2000 is primarily due to the decrease in foreign earnings, which are offset by a foreign loss carry forward.

DISCONTINUED OPERATIONS: In 1999, the Company sold its VOIP business for $2.4 million. However, due to the uncertainty of payment on the proceeds that remained unpaid as of December 31, 1999, the Company recognized income upon payment. In 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. Additionally, in 2000, the Company sold its 20% interest in Quescom for $400,000, resulting in a gain of $91,000. The total gain in 2000 was $571,000 net of $350,000 tax. There were no operating activities during 2000 related to the VOIP business. Gain on disposal of assets was $326,000, net of tax, in 1999. Operating losses, net of tax, for the VOIP business were $1.2 million for 1999.

NET (LOSS) INCOME: The Company reported a net loss of $9.6 million in 2001, net income of $3 million in 2000, and net income of $3.4 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, cash and cash equivalents totaled $10.4 million, a decrease of $172,000 from the December 31, 2000 balance of $10.6 million. The decrease was attributable to cash used by financing activities of $5.9 million, partially offset by cash provided by operating activities of $4.8 million and cash provided by investing activities of $925,000. Cash used by financing activities was primarily comprised of purchasing a $3.5 million certificate of deposit as collateral for the line of credit, payments on debt of $1.7 million and the purchase of redeemable common stock of $1 million. Significant noncash adjustments to the net loss were $1.8 million of depreciation and amortization expense, a $6 million restructuring charge, a $2.4 million impairment charge, offset by a $2 million change in the deferred tax asset. Cash provided by operating activities was due to a $9 million decrease in accounts receivable, a $2 million decrease in inventory, offset by a $2 million increase in prepaid and other current assets and $2.7 million decrease in accounts payable, deferred revenue and accrued liabilities. Cash provided by investing activities was primarily the result of net proceeds from the sale of marketable securities of $1.5 million, which was partially offset by additions to property, equipment, capitalized software and leasehold improvements of $585,000.

At December 31, 2001, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities, future debt payments and repurchase of Interphase common stock from Motorola, Inc. (described below). The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2002.

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

The Company has a $5 million revolving credit facility with a financial institution. The revolving credit facility expires in June 2003. As of December 31, 2001, the Company had borrowings of $3.5 million classified as long-term debt on its balance sheet which are fully secured by a $3.5 million certificate of deposit.

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of December 31, 2001, 538,004 shares have been repurchased for $3.4 million and retired; 121,996 shares remain to be repurchased.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after

June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002. Adoption of these standards did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this statement retains the fundamental provisions of SFAS No. 121 for
1) recognition and measurement of the impairment of long-lived assets to be held and used and 2) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

Revenues originating outside of the United States totaled 20%, 15% and 17% of total revenues in 2001, 2000 and 1999. Due to the fact that the Company conducts business on a global basis in various foreign currencies, it is exposed to adverse movements in foreign currency exchange rates. Our operations in France are measured in the local currency converted to the U.S. dollar equivalent based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. Foreign currency translation and transaction gains and losses were not significant.

Market Price Risk

The Company maintains a minority equity investment in a publicly traded Company and recorded a $334,000 net after tax loss during 2001 on this investment. During 2000 the Company entered into a hedge on a portion of this equity investment, realizing a gain of $689,000 on the transaction. The Company has no equity hedge contracts outstanding as of December 31, 2000 or December 31, 2001.

Interest Rate Risk

Our investments are subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We invest our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, and variable rate and fixed rate obligations of corporations and national governmental entities and agencies. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. We manage this risk through investments with shorter-term maturities and varying maturity dates. If our short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 (a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

See information regarding the directors and nominees for director under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002, which is incorporated herein by reference.


EXECUTIVE OFFICERS

As of March 4, 2002, the executive officers of the Company, their respective ages, positions held and tenure as officers are listed below:

                                                                               EXECUTIVE
                                                                              OFFICERS OF
                                                                              THE COMPANY
       NAME         AGE       POSITION(S) HELD WITH THE COMPANY                  SINCE
       ----         ---       ---------------------------------               -----------

Gregory B. Kalush    45       Chairman of the Board,                              1998
                              Chief Executive Officer and President


Steven P. Kovac      46       Chief Financial Officer, Treasurer and              1999
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) (i) and (ii) Financial Statements and Schedules.

Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.

    (iii) Exhibits.

Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed during the period covered by this report.

(b) Reports on Form 8-K.

The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERPHASE CORPORATION

Date: March 26, 2002                  By: /s/ Gregory B. Kalush
                                          --------------------------------------
                                          Gregory B. Kalush
                                          Chairman of the Board,
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.

                 Name                                          Title
                 ----                                          -----

           /s/ Gregory B. Kalush                   Chairman of the Board,
       ------------------------------              Chief Executive Officer and President
           Gregory B. Kalush                       (Principal executive officer)


           /s/ Steven P. Kovac                     Chief Financial Officer, Treasurer and
       ------------------------------              Vice President of Finance
           Steven P. Kovac                         (Principal financial officer)


           /s/ James F. Halpin                             Director
       ------------------------------
           James F. Halpin

           /s/ Paul N. Hug                                 Director
       ------------------------------
           Paul N. Hug

           /s/ Randall D. Ledford                          Director
       ------------------------------
           Randall D. Ledford

           /s/ David H. Segrest                            Director
       ------------------------------
           David H. Segrest

           /s/ S. Thomas Thawley                           Vice Chairman, Director
       ------------------------------                      and Secretary
           S. Thomas Thawley

           /s/ William R. Voss                             Director
       ------------------------------
           William R. Voss

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


Management's Report on Financial Responsibility                          F-2

Report of Independent Public Accountants -
     Arthur Andersen LLP                                                 F-3

Consolidated Balance Sheets - As of December 31, 2001 and 2000           F-4

Consolidated Statements of Operations - Years Ended
     December 31, 2001, 2000 and 1999                                    F-5

Consolidated Statements of Shareholders' Equity - Years Ended
     December 31, 2001, 2000 and 1999                                    F-6

Consolidated Statements of Cash Flows - Years Ended
     December 31, 2001, 2000 and 1999                                    F-7

Notes to Consolidated Financial Statements                            F-8 to F-24

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

The Company maintains an effective system of internal accounting controls, which are modified periodically as the Company's operations change. Additionally, the Company is receptive to suggestions made by Arthur Andersen LLP, its independent public accountants, regarding enhancements and changes to the Company's existing internal accounting controls. Overall, management believes that its system of internal accounting controls is adequate to provide reasonable assurance as to the integrity and reliability of its financial statements and the safeguarding of assets.

The Board of Directors, acting through its Audit Committee, monitors the accounting affairs of the Company and has approved the accompanying consolidated financial statements. The Audit Committee, consisting of three directors, reviews the results of the annual financial statement audit and the actions taken by management in discharging its responsibilities for accounting and financial reporting. The Audit Committee meets periodically and privately with management and the independent public accountants to assure that each is carrying out its responsibilities.

Gregory B. Kalush
Chairman of the Board,
Chief Executive Officer and President

February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Interphase Corporation:

We have audited the accompanying consolidated balance sheets of Interphase Corporation, a Texas corporation, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN  LLP
Dallas, Texas
     February 6, 2002

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares data)

                                                                                        December 31,
                                                                                 ---------------------------
                                                                                     2001            2000
                                                                                 ------------   ------------

ASSETS

Cash and cash equivalents                                                        $     10,415   $     10,587
Marketable securities                                                                   5,216          6,886
Restricted cash                                                                         3,500             --
Trade accounts receivable, less allowances for uncollectible
     accounts and returns of $170 and $273, respectively                                5,046         14,085
Inventories                                                                             6,655         13,193
Prepaid expenses and other current assets                                                 480            941
Income taxes receivable                                                                 2,476             --
Deferred income taxes                                                                   1,636            844
                                                                                 ------------   ------------
     Total current assets                                                              35,424         46,536
                                                                                 ------------   ------------

Machinery and equipment                                                                 6,117          8,033
Leasehold improvements                                                                  2,936          2,954
Furniture and fixtures                                                                    543            490
                                                                                 ------------   ------------
                                                                                        9,596         11,477
Less-accumulated depreciation and amortization                                         (8,653)        (9,755)
                                                                                 ------------   ------------
     Total property and equipment, net                                                    943          1,722
                                                                                 ------------   ------------

Capitalized software, net                                                                 335            490
Deferred income taxes, net                                                              2,373          1,146
Acquired developed technology, net                                                         --          1,680
Goodwill, net                                                                              --          2,590
Other assets                                                                              168            309
                                                                                 ------------   ------------
     Total assets                                                                $     39,243   $     54,473
                                                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES
Accounts payable                                                                 $        921   $      1,417
Deferred revenue                                                                          110          1,093
Accrued liabilities                                                                     1,615          2,816
Accrued compensation                                                                    1,177          1,947
Income taxes payable                                                                       --             78
Current portion of debt                                                                    --          1,683
                                                                                 ------------   ------------
     Total current liabilities                                                          3,823          9,034

Long-term debt, net of current portion                                                  3,500          3,500
                                                                                 ------------   ------------
     Total liabilities                                                                  7,323         12,534

     COMMITMENTS AND CONTINGENCIES
Common stock redeemable; 121,996 and 284,664 shares, respectively                         762          1,780

     SHAREHOLDERS' EQUITY
Common stock, $.10 par value; 100,000,000 shares authorized;
   5,518,476 and 5,480,550 shares issued and outstanding, respectively                    552            548
Additional paid in capital                                                             37,324         36,805
Retained (deficit) earnings                                                            (6,394)         3,178
Cumulative other comprehensive loss                                                      (324)          (372)
                                                                                 ------------   ------------
     Total shareholders' equity                                                        31,158         40,159
                                                                                 ------------   ------------
     Total liabilities and shareholders' equity                                  $     39,243   $     54,473
                                                                                 ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                                                   Years ended December 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------

Revenues                                                  $     28,732    $     55,697    $     73,502
Cost of sales                                                   19,728          26,009          38,800
                                                          ------------    ------------    ------------

Gross margin                                                     9,004          29,688          34,702
                                                          ------------    ------------    ------------

Research and development                                         7,757          10,359          10,590
Sales and marketing                                              6,812          10,731          11,036
General and administrative                                       3,759           4,824           5,366
Restructuring costs and other special charges                    2,091              --              --
Goodwill impairment charge                                       2,350              --              --
                                                          ------------    ------------    ------------
   Total operating expenses                                     22,769          25,914          26,992
                                                          ------------    ------------    ------------

Operating (loss) income                                        (13,765)          3,774           7,710

Interest, net                                                      554             599            (213)
Other, net                                                        (574)           (266)           (817)
                                                          ------------    ------------    ------------

(Loss) income from continuing operations
  before income taxes                                          (13,785)          4,107           6,680

(Benefit) provision for income taxes                            (4,213)          1,707           2,389
                                                          ------------    ------------    ------------

(Loss) income from continuing operations                        (9,572)          2,400           4,291

Discontinued operations (Note 8)
Gain on disposal of VOIP business, net of tax                       --             571             326
Operating losses from VOIP business, net of tax                     --              --          (1,193)
                                                          ------------    ------------    ------------

Net (loss) income                                         $     (9,572)   $      2,971    $      3,424
                                                          ============    ============    ============

(Loss) income from continuing operations per share
  Basic EPS                                               $      (1.68)   $       0.41    $       0.77
                                                          ------------    ------------    ------------
  Diluted EPS                                             $      (1.68)   $       0.38    $       0.70
                                                          ------------    ------------    ------------

Net (loss) income per share
  Basic EPS                                               $      (1.68)   $       0.51    $       0.61
                                                          ------------    ------------    ------------
  Diluted EPS                                             $      (1.68)   $       0.48    $       0.56
                                                          ------------    ------------    ------------

Weighted average common shares                                   5,705           5,805           5,593
                                                          ------------    ------------    ------------
Weighted average common and dilutive shares                      5,705           6,237           6,113
                                                          ------------    ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                            Cumulative
                                             Common Stock      Additional     Retained        Other
                                          ------------------    Paid in       Earnings    Comprehensive               Comprehensive
                                           Shares     Amount    Capital       (Deficit)    Income (Loss)     Total    Income (Loss)
                                          -------    -------   ----------    ----------   -------------    --------   --------------
Balance at December 31, 1998                4,862    $   487   $   30,734    $   (3,217)   $          8    $ 28,012
                                          -------    -------   ----------    ----------    ------------    --------
Option exercises, including related tax
    benefit                                   529         52        5,264            --              --       5,316    $         --

Comprehensive income (loss):
  Foreign currency translation                 --         --           --            --            (105)       (105)           (105)
  Unrealized holding period gain,
    net of tax                                 --         --           --            --             692         692             692

Net income                                     --         --           --         3,424              --       3,424           3,424

                                                                                                                       ------------
Total comprehensive income                     --         --           --            --              --          --    $      4,011
                                          -------    -------   ----------    ----------    ------------    --------    ------------

Balance at December 31, 1999                5,391    $   539   $   35,998    $      207    $        595    $ 37,339
                                          -------    -------   ----------    ----------    ------------    --------
Option exercises, including related tax
    benefit                                    90          9          807            --              --         816    $         --

Comprehensive income (loss):
  Foreign currency translation                 --         --           --            --             (80)        (80)            (80)
  Unrealized holding period loss,
    net of tax                                 --         --           --            --            (887)       (887)           (887)

Net income                                     --         --           --         2,971              --       2,971           2,971

                                                                                                                       ------------
Total comprehensive income                     --         --           --            --              --          --    $      2,004
                                          -------    -------   ----------    ----------    ------------    --------    ------------

Balance at December 31, 2000                5,481    $   548   $   36,805    $    3,178    $       (372)   $ 40,159
                                          -------    -------   ----------    ----------    ------------    --------
Option exercises, including related tax
    benefit                                    38          4          523            --              --         527    $         --
Stock repurchase                               (1)        --           (4)           --              --          (4)             --

Comprehensive income (loss):
  Foreign currency translation                 --         --           --            --            (120)       (120)           (120)
  Unrealized holding period gain,
    net of tax                                 --         --           --            --             168         168             168

Net loss                                       --         --           --        (9,572)             --      (9,572)         (9,572)

                                                                                                                       ------------
Total comprehensive income                     --         --           --            --              --          --    $     (9,524)
                                          -------    -------   ----------    ----------    ------------    --------    ------------

Balance at December 31, 2001                5,518    $   552   $   37,324    $   (6,394)   $       (324)   $ 31,158
                                          -------    -------   ----------    ----------    ------------    --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                 Years ended December 31,
                                                                                       --------------------------------------------
                                                                                          2001             2000            1999
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) income from continuing operations                                             $     (9,572)   $      2,400    $      4,291
  Operating loss from discontinued operations                                                    --              --          (1,193)
  Gain on disposal of discontinued operations                                                    --             571             326
  Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
  Noncash realized holding period loss on marketable securities                                 334              --              --
  Depreciation and amortization                                                               1,846           2,615           3,640
  Deferred income taxes                                                                      (2,019)            242            (340)
  Tax benefit from stock option exercises                                                       199             277           1,500
  Noncash restructuring costs and other special charges                                       6,002              --              --
  Goodwill impairment charge                                                                  2,350              --              --
   Change in assets and liabilities:
       Trade accounts receivable                                                              9,039           1,013            (289)
       Inventories                                                                            2,144          (1,515)          1,810
       Prepaid expenses and other current assets                                                461            (388)           (527)
       Income taxes receivable                                                               (2,476)             --              --
       Accounts payable, deferred revenue and accrued liabilities                            (2,680)            518            (787)
       Accrued compensation                                                                    (770)           (184)             90
       Income taxes payable                                                                     (78)           (676)           (654)
                                                                                       ------------    ------------    ------------
   Net adjustments                                                                           14,352           2,473           3,576
                                                                                       ------------    ------------    ------------
       Net cash provided by operating activities                                              4,780           4,873           7,867
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment, capitalized software and leasehold improvements           (585)         (1,093)         (2,003)
   Decrease in other assets                                                                       6             304             916
   Cash received in sale of VOIP business                                                        --           1,230             600
   Proceeds from the sale of marketable securities                                            6,667             852              --
   Purchases of marketable securities, net of unrealized holding period gain or loss         (5,163)         (3,337)         (1,166)
                                                                                       ------------    ------------    ------------
       Net cash provided (used) by investing activities                                         925          (2,044)         (1,653)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in restricted cash                                                               (3,500)             --              --
   Decrease in other long-term liabilities                                                       --            (570)           (303)
   Payments on debt                                                                          (1,683)         (2,183)         (2,253)
   Purchase of redeemable common stock                                                       (1,018)         (1,016)         (1,017)
   Purchase of common stock                                                                      (4)             --              --
   Proceeds from the exercise of stock options                                                  328             539           3,816
                                                                                       ------------    ------------    ------------
       Net cash (used) provided by financing activities                                      (5,877)         (3,230)            243
                                                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                           (172)           (401)          6,457
Cash and cash equivalents at beginning of year                                               10,587          10,988           4,531
                                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year                                               $     10,415    $     10,587    $     10,988
                                                                                       ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                                      $        229    $      1,729    $      1,703
Interest paid                                                                          $        311    $        608    $        698


              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS: Interphase Corporation and subsidiaries ("Interphase" or the "Company") designs, develops, manufactures, markets and supports high-performance connectivity products utilizing advanced technologies being used in next-generation telecommunication networks and enterprise data/storage networks. Interphase's products include telecom communication controllers, server-based adapter cards, network operating system device drivers, software development tools, professional services and management software applications.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION: The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

In September 1999, the Company completed the sale of its Voice Over Internet Protocol ("VOIP") businesses. Accordingly, the Company's consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. See further discussion of the sale in Note 8.

CASH AND CASH EQUIVALENTS: The Company considers cash and temporary investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents.

INVESTMENTS: Investments in debt and equity securities are classified as available for sale with unrealized holding gains and losses reported in other comprehensive income. Gains and losses from securities sold are calculated using the specific identification method. Management determines the appropriate classification of securities at the time of purchase. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: As of December 31, 2001, 2000 and 1999, the allowance for doubtful accounts was $170,000, $273,000 and $260,000. The activity in this account was as follows (in thousands):

                                 Balance at                     Write-offs        Balance
                                 Beginning      Charged to        Net of           at End
Year Ended:                      of Period        Expense       Recoveries       of Period
-----------                     ------------   ------------    ------------    ------------
December 31, 2001                  $ 273           $ (60)         $  (43)          $ 170
December 31, 2000                    260             358            (345)            273
December 31, 1999                    164             120             (24)            260

ALLOWANCE FOR RETURNS: The Company maintains an allowance for returns based on historical returns experience. As of December 31, 2001, 2000 and 1999, the allowance for returns was $200,000, maintained as a reduction to accounts receivable.

INVENTORIES: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

                              Years ended December 31,
                            ---------------------------
                                2001           2000
                            ------------   ------------
Raw Materials               $      4,740   $      9,439
Work-in-process                    1,397          3,280
Finished Goods                       518            474
                            ------------   ------------
Total                       $      6,655   $     13,193
                            ============   ============

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. Future events may cause significant fluctuations in our operating results.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. When property and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations. Related depreciation expense and accumulated depreciation were as follows (in thousands):

Year ended December 31:     Depreciation Expense       Accumulated Depreciation
-----------------------     --------------------       ------------------------
         2001                     $ 1,039                       $  8,653
         2000                     $ 1,370                       $  9,755
         1999                     $ 2,035                       $ 10,334

The depreciable lives of property and equipment are as follows:

Machinery and equipment                3-5 years
Leasehold improvements                3-10 years
Furniture and fixtures                 5-7 years

CAPITALIZED SOFTWARE: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company's network and mass storage products as well as the general operations of the Company. Capitalized software is amortized over three to five years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:     Amortization Expense        Accumulated Amortization
----------------------      --------------------        ------------------------
         2001                      $ 237                         $ 2,040
         2000                      $ 345                         $ 2,139
         1999                      $ 280                         $ 1,875


LONG-LIVED ASSETS: Intangibles and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs.

REVENUE RECOGNITION: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition." Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained, and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. The Company maintains its allowance for returns as a reduction to accounts receivable. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed. The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve, as a component of accrued liabilities, for any potential claims.

CONCENTRATION OF CREDIT RISK: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company's sales have been to original equipment manufacturers of computer systems or telecommunication networks.

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

CERTAIN RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the 2001 presentation.

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving significant estimates are the allowance for bad debts, warranty reserves, allowance for returns and inventory valuation.

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

Due to the decline in current business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product sales declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

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

Only the severance and fringe benefit payments relating to the workforce reduction impacted cash flow. A summary of the restructuring costs and other special charges is outlined as follows (in thousands):


                                                Second
                                             Quarter Cash       Third         Fourth
                                             Payments and     Quarter        Quarter        Accrual
                                  Total         Noncash         Cash           Cash         Balance at
                                 Charge         Charges       Payments       Payments    Dec. 31, 2001
                              ------------   ------------   ------------   ------------  -------------
Workforce reduction             $   483         $    17        $ 384          $  82         $   --
Fixed asset write-off               123             123           --             --             --
Impairment of purchased
   intangibles                    1,485           1,485           --             --             --
Excess and obsolete
   inventory charge               4,394           4,394           --             --             --
                                -------         -------        -----          -----         ------
                                $ 6,485         $ 6,019        $ 384          $  82         $   --
                                =======         =======        =====          =====         ======

3. GOODWILL IMPAIRMENT CHARGE

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

The Company recorded an additional goodwill amortization charge, classified as a goodwill impairment charge, at the end of the fourth quarter 2001 by writing-off the remaining $2.4 million of goodwill. At December 31, 2001, the Company had
5.5 million common shares issued and outstanding with a book value of $33.5 million. The common stock price at December 31, 2001 was $5.44, resulting in a market capitalization of $30 million. The Company's market capitalization has consistently been less than book value since June 30, 2001, and has continued to remain below book value through

February 6, 2001. As a result of the Company's market capitalization continuously remaining below book value for a period of greater than six months the Company, following its stated policy, recorded the additional goodwill amortization charge at the end of the fourth quarter 2001.

4. INTANGIBLE ASSETS

As a result of the acquisition of Synaptel, S.A. ("Synaptel") the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill. Developed technology and assembled workforce were amortized on a straight-line basis over a seven-year period. As described in
Note 2, at the end of the second quarter 2001, the Company recorded an impairment charge for assembled workforce and developed technology. Goodwill was amortized on a straight-line basis over a 15-year period. As described in Note 3, at the end of the fourth quarter 2001, the Company recorded an impairment charge for goodwill. The December 31, 2001 intangible balances at historical cost and related amortization expense, impairment charge and accumulated amortization were as follows (in thousands):

                                            Amortization Expense
                                          ------------------------    Accumulated    Impairment       Ending
                            Intangibles    2001     2000     1999    Amortization      Charge         Balance
                           ------------   ------   ------   ------   ------------   ------------   ------------
Developed technology         $  4,230     $  300   $  600   $  600      $ 2,850       $ 1,380          $  --
Assembled workforce               390         30       60       60          285           105             --
Goodwill-Synaptel               3,596        240      240      240        1,246         2,350             --

5. MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities. As of December 31, 2001 and 2000, the fair market value of marketable securities was $5.2 million and $6.9 million, respectively. During 2001, the Company recorded a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company's VOIP business. The Company had an unrealized gain of $168,000 (net of taxes) in 2001, and an unrealized loss of $887,000 (net of taxes) in 2000, with respect to certain available-for-sale securities.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                  Years ended December 31,
                                 ---------------------------
                                     2001           2000
                                 ------------   ------------
Accrued outside commissions      $        108   $        300
Accrued property tax                      324            281
Accrued other                           1,183          2,235
                                 ------------   ------------
                                 $      1,615   $      2,816
                                 ============   ============

7. CREDIT FACILITY

The Company maintains a $5 million credit facility with a bank. The revolving credit facility matures June 30, 2003 and will be secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is classified as restricted cash on the balance sheet. The credit facility bears interest at the rate of 1% per annum above the certificate of deposit rate, currently 2.39%, and includes certain restrictive covenants including, among others, a tangible net worth restriction. At December 31, 2001, the Company was in compliance with all restrictive covenants included in the revolving credit facility. At December 31, 2001, the Company had borrowings of $3.5 million and availability under the revolving credit facility was $1.5 million.

At December 31, 2001 and 2000, the Company's outstanding debt consisted of the following (in thousands):

                                                 Year ended December 31,
                                               ---------------------------
                                                   2001           2000
                                               ------------   ------------

Acquisition term loan                          $         --   $      1,275
Equipment financing loan                                 --            408
Borrowings under revolving credit facility            3,500          3,500
                                               ------------   ------------
Total                                                 3,500          5,183
Less current portion                                     --          1,683
                                               ------------   ------------
Total long-term debt                           $      3,500   $      3,500
                                               ============   ============

8. DISPOSITION OF ASSETS

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

The following are the results from discontinued operations for the periods presented: (in thousands)

                                                    Years ended December 31,
                                           -------------------------------------------
                                              2001           2000            1999
                                           ------------   ------------    ------------
Gain on disposal of discontinued
  operations, net of tax                   $         --   $        571    $        326

Operating loss from discontinued
  operations, net of tax                             --             --          (1,193)
                                           ------------   ------------    ------------
Net income (loss) from discontinued
  operations                               $         --   $        571    $       (867)
                                           ============   ============    ============
Net income (loss) from discontinued
  operations per share
  Basic EPS                                $         --   $       0.10    $      (0.21)
  Diluted EPS                              $         --   $       0.09    $      (0.21)

9. INCOME TAXES

The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

                                              Year ended December 31,
                                    -------------------------------------------
                                        2001            2000           1999
                                    ------------    ------------   ------------
Current (benefit) provision         $     (2,194)   $      1,465   $      2,729
Deferred (benefit) provision              (2,019)            242           (340)
                                    ------------    ------------   ------------
Income tax (benefit) expense        $     (4,213)   $      1,707   $      2,389
                                    ============    ============   ============

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2001 and 2000, are presented as follows (in thousands):

                                                          Year ended December 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
Current deferred tax assets:

Inventory                                              $        738    $        176
Accounts receivable                                              71             151
Deferred revenue                                                 17             372
Securities holding loss                                         127              --
Other accruals                                                  683             145
                                                       ------------    ------------
Total                                                  $      1,636    $        844
                                                       ============    ============

Noncurrent deferred tax assets (liabilities), net:
Assets:
Depreciation                                           $        887    $        912
Amortization                                                    623             660
Net operating loss                                            1,338              --
                                                       ------------    ------------
                                                              2,848           1,572
Liabilities:
Other                                                          (475)           (426)
                                                       ------------    ------------
Total                                                  $      2,373    $      1,146
                                                       ============    ============

As of December 31, 2001, the Company had $3.5 million of U.S. federal net operating loss caryforwards. The net operating loss carryforwards expire in 2021. The Company has not recorded a valuation allowance with respect to the various domestic deferred tax assets, as management believes it is more likely than not that these assets will be realized. Management periodically reviews the realizability of the Company's deferred tax assets, as appropriate, when existing conditions change the probability of realization.

The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

                                                Year ended December 31,
                                      --------------------------------------------
                                          2001            2000            1999
                                      ------------    ------------    ------------

Income taxes at statutory rate        $     (4,687)   $      1,396    $      2,271
State income taxes                            (551)            189             168
Nondeductible goodwill
  amortization                               1,674             306             306
Benefit of foreign tax loss
  carry-forward                               (342)           (209)           (339)
Change in effective tax rate                  (235)             --              --
Other                                          (72)             25             (17)
                                      ------------    ------------    ------------
Provision for income taxes            $     (4,213)   $      1,707    $      2,389
                                      ============    ============    ============

10. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following table shows the calculation of the Company's weighted average common and common equivalent shares outstanding (in thousands):

                                           Years ended December 31,
                                      ------------------------------------
                                         2001         2000         1999
                                      ----------   ----------   ----------
Weighted average
  shares outstanding                       5,705        5,805        5,593

Dilutive impact of stock options              --          432          520
                                      ----------   ----------   ----------

Total outstanding weighted
  average common and common
  equivalent shares                        5,705        6,237        6,113
                                      ==========   ==========   ==========

Antidilutive options of 1.9 million, 348,000 and 117,000 were excluded from the dilutive calculation in 2001, 2000 and 1999, respectively.

11. COMMON STOCK

AMENDED AND RESTATED STOCK OPTION PLAN: In 2000, the Company amended and restated its Stock Option Plan which, as amended, authorizes the issuance to employees of up to 3,500,000 shares of common stock in incentive stock options (as defined in section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the Company's common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board of Directors. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a five-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a three-year period from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

UNITED KINGDOM STOCK OPTION SUB-PLAN: This plan was adopted in 1988 for the benefit of the Company's employees located in the United Kingdom. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. The Board may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a five-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a three year period from the date of grant. The term of option grants may be up to ten years. The options are canceled upon termination of employment, except in the event of death, retirement or injury, as defined.

FRANCE STOCK OPTION SUB-PLAN: This plan was adopted in 2000 for the benefit of the Company's employees located in France. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. Unless otherwise decided at the sole discretion of the Board, the options vest (i) 75% after the expiration of a two-year period from the date of grant and (ii) 25% after the expiration of a three-year period from the date of grant. Except for the events provided under the French tax code, the shares cannot be sold or otherwise disposed of for a period of five years from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

The following table summarizes the transactions under the Stock Option Plan and the Stock Option Sub-Plans (in thousands, except option prices):

                                         Number of     Weighted Average
                                          Options         Option Price
                                       ------------    ----------------

Balance, December 31, 1998                    1,140      $       8.62
                                       ------------      ------------

Granted                                         793             16.47
Exercised                                      (441)             7.09
Canceled                                       (270)             8.84
                                       ------------      ------------
Balance, December 31, 1999                    1,222             13.22
                                       ------------      ------------

Granted                                         746             14.76
Exercised                                       (80)             6.90
Canceled                                       (287)            15.10
                                       ------------      ------------
Balance, December 31, 2000                    1,601             13.85
                                       ------------      ------------

Granted                                         753              6.65
Exercised                                       (38)             6.34
Canceled                                       (504)            15.45
                                       ------------      ------------
Balance, December 31, 2001                    1,812             10.57
                                       ------------      ------------

Exercisable at December 31, 2001                598      $      12.51
                                       ============      ============

The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2001:

                                    Options Outstanding                            Options Exercisable
                     --------------------------------------------------   --------------------------------
                       Number of                                              Number
                     Outstanding at    Weighted-Average      Weighted     Exercisable at     Weighted
Range of Exercise       12/31/01          Remaining          Average           12/31/01       Average
     Prices              (000)        Contractual Life   Exercise Price        (000)       Exercise Price
-----------------    --------------   -----------------  --------------   --------------   ---------------
   $3.90-$5.75                  294                9.49         $  4.21                4            $ 5.50
   $5.88-$8.75                  778                7.71            7.67              315              7.44
   $9.16-$13.01                 129                8.85           10.80                5             10.99
  $13.75-$20.63                 467                8.28           15.16              182             15.75
  $21.38-$35.88                 144                7.84           24.04               92             23.84
-----------------    --------------   -----------------  --------------   --------------   ---------------
      Total                   1,812                8.24         $ 10.57              598           $ 12.51

AMENDED AND RESTATED DIRECTOR STOCK OPTION PLAN: In 2000, the Company amended and restated its Director Stock Option Plan, which, as amended, authorizes the issuance to directors of up to 750,000 shares of common stock. Stock option grants pursuant to the directors' plan will vest in one year and have a term of ten years. The exercise prices related to these options are equal to the market value of the Company's stock on the date of grant.

The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):

                                        Number of     Weighted Average
                                         Options        Option Price
                                      ------------    ----------------

Balance, December 31, 1998                     271      $       8.31
                                      ------------      ------------

Granted                                         35              7.50
Exercised                                      (88)             8.20
Cancellations                                  (25)             6.63
                                      ------------      ------------
Balance, December 31, 1999                     193              8.43
                                      ------------      ------------

Granted                                         60             17.81
Exercised                                      (10)            11.19
Cancellations                                   (5)            10.25
                                      ------------      ------------
Balance, December 31, 2000                     238             10.64
                                      ------------      ------------

Granted                                         80              7.53
Exercised                                       --                --
Cancellations                                  (35)            15.45
                                      ------------      ------------
Balance, December 31, 2001                     283              9.17
                                      ------------      ------------

Exercisable at December 31, 2001               203      $       9.82
                                      ============      ============

The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2001:

                                    Options Outstanding                            Options Exercisable
                     --------------------------------------------------   --------------------------------
                       Number of                                              Number
                     Outstanding at    Weighted-Average      Weighted     Exercisable at     Weighted
Range of Exercise       12/31/01          Remaining          Average           12/31/01       Average
     Prices              (000)        Contractual Life   Exercise Price        (000)       Exercise Price
-----------------    --------------   -----------------  --------------   --------------   ---------------
   $4.38-$6.75                   58                1.69         $  4.79               58            $ 4.79
   $7.13-$7.53                  135                6.12            7.45               55              7.33
   $8.09-$17.81                  90                6.00           14.57               90             14.57
-----------------    --------------   -----------------  --------------   --------------   ---------------
      Total                     283                5.17         $  9.17              203            $ 9.82

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

The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the Company's common stock.

PRO FORMA NET INCOME (LOSS): The Company's pro forma net (loss) income for 2001, 2000 and 1999 would have been $(12.7 million), $(2.2 million) and $1.5 million respectively, resulting in diluted earnings per share of $(2.48), $(0.36) and $0.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2001, 2000 and 1999: risk-free interest rate of 4.39% for 2001 and 6% for 2000 and 1999, expected dividend yield of zero in each year, expected term of 6.99 years in 2001, 3.88 years in 2000 and 4.83 years in 1999, and expected volatility of 180% in 2001, 140% in 2000 and 140.29% in 1999. The weighted average fair valuation per share was $6.62 in 2001, $12.63 in 2000 and $14.25 in 1999.

12. RELATED-PARTY TRANSACTIONS

The Company paid approximately $161,000, $253,000 and $366,000 for the years ended December 31, 2001, 2000 and 1999, respectively, to certain outside directors of the Company or their firms for professional services. The Company believes the terms were equivalent to those of unrelated parties.

13. STOCK REPURCHASE

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase all of the shares owned by Motorola for $4.1 million or $6.25 per share, ratably from October 1998 to July 2002. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each purchase. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated Balance Sheet. As of December 31, 2001, 538,004 shares have been purchased for $3.4 million and retired; 121,996 shares remain to be repurchased.

14. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan's length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches employees' contributions up to 3% of the employees' annual salary. The total expense under this plan was $101,000, $256,000 and $232,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company offers no post-retirement or postemployment benefits.

15. OTHER FINANCIAL INFORMATION

MAJOR CUSTOMERS: During 2001, sales to Hewlett Packard and SCI Systems accounted for $8.5 million or 30% and $4.4 million or 15% of the Company's consolidated revenues, respectively. During 2000, sales to Hewlett Packard and Terayon Communication Systems accounted for $10 million or 18% and $5.9 million or 11% of the Company's consolidated revenues, respectively. During 1999, sales to Hewlett Packard accounted for $36.9 million or 50% of the Company's consolidated revenues. No other customers accounted for more than 10% of the Company's consolidated revenues in the periods presented.

COMMITMENTS: The Company leases its office, research and development and manufacturing facilities and certain manufacturing equipment under noncancelable operating leases to 2005. Rent expense related to these leases is recorded on a straight-line basis. The Company's lease of its main facility, located in Dallas, Texas, extends through the end of 2002. The Company is currently evaluating its options for renewal of the lease or relocation. As of December 31, 2001, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
------------------------
2002                                   $1,304
2003                                   $  405
2004                                   $  265
2005 and thereafter                    $   73

Total rent expense for operating leases was approximately as follows (in thousands):

Year                             Total Rent Expense
---------                        ------------------
2001                                   $  969
2000                                   $1,120
1999                                   $1,231

CONTINGENCIES: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired and

3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002. Adoption of these standards did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this statement retains the fundamental provisions of SFAS No. 121 for
1) recognition and measurement of the impairment of long-lived assets to be held and used and 2) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

17. SEGMENT DATA

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

Geographic revenue and long lived assets related to North America and other foreign countries as of and for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

Revenues                   2001           2000           1999
--------               ------------   ------------   ------------
North America          $     22,919   $     47,116   $     60,791
Europe                        5,173          6,209         10,173
Pacific Rim                     640          2,372          2,538
                       ------------   ------------   ------------
Total                  $     28,732   $     55,697   $     73,502
                       ============   ============   ============

Geographic long-lived assets exclude corporate assets. Corporate assets include cash and cash equivalents, marketable securities and intangibles.

Long lived assets                2001           2000           1999
-----------------        ------------   ------------   ------------
North America            $      1,116   $      1,995   $      2,658
Europe                            160            215            223
Pacific Rim                         2              2             --
                         ------------   ------------   ------------
Total                    $      1,278   $      2,212   $      2,881
                         ============   ============   ============

Additional information regarding revenue by product-line is as follows:

Product Revenue                  2001           2000           1999
---------------          ------------   ------------   ------------
Broadband telecom        $      6,417   $     12,254   $      8,585
Combo                           6,776          2,678            283
LAN                             5,636         18,824         24,400
Storage                         8,366         19,322         32,307
WAN                               606          1,516          4,307
Other                             931          1,103          3,620
                         ------------   ------------   ------------
Total                    $     28,732   $     55,697   $     73,502
                         ============   ============   ============

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     Quarter Ended
                                 ------------------------------------------------------------
                                   March 31        June 30       September 30     December 31
                                 ------------    ------------    ------------    ------------
      2001                                (in thousands, except per share amounts)
      ----
Revenues                         $      9,951    $      7,108    $      4,603    $      7,070
Gross margin                            5,060          (1,295)          1,770           3,469
Loss from continuing
   operations before taxes               (252)         (8,757)         (2,327)         (2,449)
Loss from continuing
   operations                            (188)         (6,006)         (1,456)         (1,922)
Discontinued operations                    --              --              --              --
Net loss                                 (188)         (6,006)         (1,456)         (1,922)
Net loss per share
Basic EPS                        $      (0.03)   $      (1.05)   $      (0.26)   $      (0.34)
Diluted EPS                      $      (0.03)   $      (1.05)   $      (0.26)   $      (0.34)

                                                       Quarter Ended
                                 ------------------------------------------------------------
                                   March 31         June 30      September 30     December 31
                                 ------------    ------------    ------------    ------------
     2000                                 (in thousands, except per share amounts)
     ----
Revenues                         $     13,585    $     13,332    $     13,260    $     15,520
Gross margin                            7,496           7,265           7,067           7,860
Income from continuing
   operations before taxes              1,256           1,147             675           1,029
Income from continuing
   operations                             723             696             373             608
Discontinued operations                   571              --              --              --
Net Income                              1,294             696             373             608
Net income per share
Basic EPS                        $        .22    $        .12    $        .06    $        .11
Diluted EPS                      $        .20    $        .11    $        .06    $        .11

                                                       Quarter Ended
                                 ------------------------------------------------------------
                                   March 31         June 30      September 30     December 31
                                 ------------    ------------    ------------    ------------
    1999                                    (in thousands, except per share amounts)
    ----

Revenues                         $     17,169    $     17,657    $     20,511    $     18,165
Gross profit                            7,819           8,272           9,845           8,766
Income from continuing
   operations before taxes              1,482           1,114           2,387           1,697
Income from continuing
   operations                             936             763           1,390           1,202
Discontinued operations                  (512)           (243)           (112)             --
Net income                                424             520           1,278           1,202
Net income per share
Basic EPS                        $        .08    $        .10    $        .22    $        .21
Diluted EPS                      $        .08    $        .09    $        .20    $        .19

                                INDEX TO EXHIBITS


EXHIBITS
NUMBER              DESCRIPTION
--------            -----------

      2(a)          Stock Purchase Agreement, dated as of June 29, 1996, among
                    Interphase Corporation, Synaptel and Philippe Oros, Xavier
                    Sutter, Francois Lecerf, Schroder Ventures French Enterprise
                    Fund LPI (USA), Schroder ventures French Enterprise Fund
                    UKLP (UK) and Schroder Ventures Holding Limited (UK).(7)

      3(a)          Certificate of Incorporation of the registrant.(1)

      3(b)          Amendment to Articles of Incorporation of the registrant.
                    (10)

      3(c) Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999.(12)

     10(a)          Registrant's Amended and Restated Stock Option Plan and
                    Amendment No. 1 and 2 thereto.(9)

     10(b)          Registrant's Amended and Restated Stock Option Plan
                    Amendment No. 4. (10)

     10(c)          Registrant's United Kingdom Incentive Stock Option Sub-Plan.
                    (3)

     10(d)          Stock Purchase Warrant issued to Motorola, Inc. (4)

     10(e)          Lease on Dallas facility. (5)

     10(f)          Directors Stock Option Plan and Amendment No. 1 thereto. (6)

     10(g)          Directors Stock Option Plan Amendment No. 2. (10)

     10(h)          Loan Agreement between Interphase Corporation and BankOne
                    Texas, N.A. (8)

     10(i)          Purchase Agreement between Interphase Corporation and Cisco
                    Systems Inc. (9)

     10(j)          Motorola Stock Repurchase Agreement. (2)

     10(k) Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as
                    Rights Agent. (11)

     10(l)          Registrant's France Incentive Stock Option Sub-Plan (12)

     10(m)          Sublease on Plano facility. (12)

     10(n)          Credit Agreement between Interphase Corporation and Bank
                    One, NA. (12)

     23(a)          Consent of Independent Public Accountants. (12)

     99(a)          Representation of Independent Public Accountants. (12)

----------

(1) Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2) Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

(4) Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6) Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7) Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference. E-1

(8) Filed as an exhibit to Report on Form 8-KA on October 4, 1996, and incorporated herein by reference.

(9) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12) Filed herein.