Form 10-K/A
period 2001-12-31
INTERPHASE CORP
filed 2002-04-25
CIK 728249

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                -------------------------------------------------
                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

This Form 10-K/A amends the Company's Form 10-K405 filed on March 26, 2002 as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of March 4, 2002 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) certain executive officers and each director of the Company and (iii) all executive officers and directors as a group. Each of the owners named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by him or it unless otherwise indicated.

  Name and address of                       Amount and Nature of                  Percent of
   Beneficial Owner                         Beneficial Ownership                     Class
  ------------------                        --------------------                  ----------
Gregory B. Kalush                                     329,830     (1)(2)                5.9%
S. Thomas Thawley                                     276,959      (1)                  4.9%
Steven P. Kovac                                        93,335      (1)                  1.7%
David H. Segrest                                       52,000      (1)                  0.9%
Paul N. Hug                                            48,000      (1)                  0.9%
James F. Halpin                                        42,000      (1)                  0.8%
William R. Voss                                        41,000      (1)                  0.7%
Randall D. Ledford                                     20,000      (1)                  0.4%

All executive officers and directors
as a group (8 persons)                                903,124      (3)                 16.1%

Royce & Associates, Inc.
1414 Avenue of the Americas
New York, NY 10019                                    446,000                           8.0%

Joseph Harrosh
40900 Grimmer Blvd
Freemont, CA 94538                                    353,400                           6.3%

(1) Includes vested options to purchase Common Stock with exercise prices ranging from $4.38-$23.00 per share (fair market value on the respective dates of grant) as follows: Mr. Kalush, 248,501 shares; Mr. Thawley, 50,334 shares; Mr. Kovac, 93,335 shares; Mr. Segrest, 47,000 shares; Mr. Hug, 47,000 shares; Mr. Halpin, 35,000 shares; Mr. Voss, 40,000 shares and Mr. Ledford, 20,000 shares.

(2) Includes beneficial ownership of shares due to voting rights on shares held by Motorola (81,329 shares).

(3) Includes 581,170 shares that may be acquired upon exercise of vested stock options.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERPHASE CORPORATION


Date: April 22, 2002                   By:  /s/ Gregory B. Kalush
                                          -------------------------
                                          Gregory B. Kalush
                                          Chairman of the Board,
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 22, 2002.

                          Name                                                Title
                          ----                                                -----
                    /s/ Gregory B. Kalush                     Chairman of the Board,
          ---------------------------------------             Chief Executive Officer and President
                  Gregory B. Kalush                           (Principal executive officer)

                     /s/ Steven P. Kovac                      Chief Financial Officer, Treasurer and
          ---------------------------------------             Vice President of Finance
                       Steven P. Kovac                        (Principal financial officer)

                  /s/ James F. Halpin                                  Director
          ---------------------------------------
                  James F. Halpin

                     /s/ Paul N. Hug                                   Director
          ---------------------------------------
                        Paul N. Hug

                  /s/ Randall D. Ledford                               Director
          ---------------------------------------
                     Randall D. Ledford

                  /s/ David H. Segrest                                 Director
          ---------------------------------------
                     David H. Segrest

                   /s/ S. Thomas Thawley                               Vice Chairman, Director
          ---------------------------------------                      and Secretary
                      S. Thomas Thawley

                   /s/ William R. Voss                                 Director
          ---------------------------------------
                      William R. Voss