Form 10-Q
period 2002-03-31
INTERPHASE CORP
filed 2002-05-15
CIK 728249

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended March 31, 2002        Commission File Number 0-13071


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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 10, 2002
                -----                               ---------------------------

    Common Stock, $.10 par value                              5,476,809

--------------------------------------------------------------------------------

                             INTERPHASE CORPORATION

                                      INDEX



PART I -FINANCIAL INFORMATION

         Item 1.  Consolidated Interim Financial Statements

                  Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                                    3

                  Consolidated Statements of Operations for the three months
                  ended March 31, 2002 and 2001                                            4

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001                                            5

                  Notes to Consolidated Interim Financial Statements                     6-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        10-13


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                     14

         Item 6.  Reports on Form 8-K and Exhibits                                        14

                  Signature                                                               15

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of share data)

                                                                 (unaudited)
                                                                   Mar. 31,     Dec. 31,
ASSETS                                                               2002         2001
                                                                 -----------   ----------
Cash and cash equivalents                                        $   10,606    $   10,415
Marketable securities                                                 5,232         5,216
Restricted cash                                                       3,500         3,500

Trade accounts receivable, less allowances for uncollectible
     accounts and returns of $306 and $370, respectively              4,613         5,046
Inventories                                                           5,489         6,655
Prepaid expenses and other current assets                               446           480
Income taxes receivable                                               3,530         2,476
Deferred income taxes                                                 1,675         1,636
                                                                 ----------    ----------
     Total current assets                                            35,091        35,424

Machinery and equipment                                               6,125         6,117
Leasehold improvements                                                2,936         2,936
Furniture and fixtures                                                  541           543
                                                                 ----------    ----------
                                                                      9,602         9,596
Less-accumulated depreciation and amortization                       (8,827)       (8,653)
                                                                 ----------    ----------
                                                                 ----------    ----------
     Total property and equipment, net                                  775           943

Capitalized software, net                                               301           335
Deferred income taxes, net                                            1,806         2,373
Other assets                                                            187           168
                                                                 ----------    ----------
     Total assets                                                $   38,160    $   39,243
                                                                 ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES
Accounts payable                                                 $      870    $      921
Deferred revenue                                                        131           110
Accrued liabilities                                                   1,556         1,615
Accrued compensation                                                  1,127         1,177
                                                                 ----------    ----------
     Total current liabilities                                        3,684         3,823

Long term debt                                                        3,500         3,500
                                                                 ----------    ----------
     Total liabilities                                                7,184         7,323

     COMMITMENTS AND CONTINGENCIES
Common stock redeemable; 81,329 and 121,996 shares,
    respectively                                                        508           762

     SHAREHOLDERS' EQUITY
Common stock, $.10 par value; 100,000,000 shares
    authorized; 5,517,476 and  5,518,476 shares issued and
    outstanding, respectively                                           552           552
Additional paid in capital                                           37,316        37,324
Retained deficit                                                     (6,960)       (6,394)
Cumulative other comprehensive loss                                    (440)         (324)
                                                                 ----------    ----------
     Total shareholders' equity                                      30,468        31,158
                                                                 ----------    ----------
     Total liabilities and shareholders' equity                  $   38,160    $   39,243
                                                                 ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

                                             Three Months Ended Mar. 31,
                                             ---------------------------
                                                2002            2001
                                             ----------      -----------
Revenues                                     $    6,300      $    9,951
Cost of sales                                     3,808           4,891
                                             ----------      ----------
Gross margin                                      2,492           5,060
                                             ----------      ----------
Research and development                          1,649           2,213
Sales and marketing                               1,371           2,050
General and administrative                          754           1,095
                                             ----------      ----------
   Total operating expenses                       3,774           5,358
                                             ----------      ----------
Operating loss                                   (1,282)           (298)

Interest income, net                                193              83
Other income (expense), net                          56             (37)
                                             ----------      ----------
Loss before income taxes                         (1,033)           (252)

Income tax benefit                                 (467)            (64)
                                             ----------      ----------
 Net loss                                    $     (566)     $     (188)
                                             ==========      ==========

Net loss per share
       Basic                                 $    (0.10)     $    (0.03)
                                             ----------      ----------
       Diluted                               $    (0.10)     $    (0.03)
                                             ----------      ----------
Weighted average common shares                    5,607           5,758
                                             ----------      ----------
Weighted average common and
dilutive shares                                   5,607           5,758
                                             ----------      ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                      Three Months ended Mar. 31,
                                                                      ---------------------------
                                                                         2002            2001
                                                                      ----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                            $     (566)     $     (188)
  Adjustment to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization
                                                                             230             567
  Deferred income taxes
  Tax benefit from stock option exercises                                    528              47
                                                                              --              75
   Change in assets and liabilities:
       Trade accounts receivable                                             433           4,684
       Inventories                                                         1,166            (632)
       Prepaid expenses and other current assets                              34             192
       Income taxes receivable                                            (1,054)             --
       Other assets                                                          (19)             62
       Accounts payable, deferred revenue and accrued liabilities            (89)           (507)
       Accrued compensation                                                  (50)           (866)
       Income tax payable                                                     --             (62)
                                                                      ----------      ----------
   Net adjustments                                                         1,179           3,560
                                                                      ----------      ----------
       Net cash provided by operating activities                             613           3,372

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment, capitalized software and
   leasehold improvements                                                    (79)            (49)
   Proceeds from sale of marketable securities                               304           4,286
   Purchases of marketable securities, net of unrealized holding
   period gain or loss                                                      (385)         (4,473)
                                                                      ----------      ----------
       Net cash used by investing activities
                                                                            (160)           (236)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                           --            (567)
   Purchase of redeemable common stock                                      (254)           (254)
   Purchase of common stock                                                   (8)             --
   Proceeds from the exercise of stock options                                --             123
                                                                      ----------      ----------
       Net cash used by financing activities                                (262)           (698)
                                                                      ----------      ----------
Net increase in cash and cash equivalents                                    191           2,438
Cash and cash equivalents at beginning of period                          10,415          10,587
                                                                      ----------      ----------
Cash and cash equivalents at end of period                            $   10,606      $   13,025
                                                                      ==========      ==========
Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                                     $        7      $       --
Interest paid                                                         $       23      $      120

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

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001.

Certain prior period amounts have been reclassified to conform with the 2002 presentation.

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

2. CREDIT FACILITY

The Company has a $5 million revolving credit facility with a bank. The revolving credit facility matures on June 30, 2003 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which is currently 1.44%, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of March 31, 2002, the Company was in compliance with all restrictive covenants included in the revolving credit facility. At March 31, 2002, the Company had borrowings of $3.5 million and availability under the revolving credit facility was $1.5 million.

3. COMPREHENSIVE INCOME

The following table shows the Company's comprehensive income (in thousands):

                                                         Three months ended March 31,
                                                           2002                2001
                                                         --------            --------
Net loss                                                 $   (566)           $   (188)
Other comprehensive income:
         Unrealized holding gain arising during
         period, net of tax                                    65                 101
         Foreign currency translation adjustment             (181)               (131)
                                                         --------            --------
Comprehensive (loss)                                     $   (682)           $   (218)
                                                         ========            ========

4. NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

Diluted earnings per share consist only of the dilutive impact of stock options, using the treasury stock method. Due to the Company's net losses for the periods presented, the effect of dilutive securities would have been antidilutive. Options that would have otherwise been included in the calculation of diluted earnings per common share were 51,906 and 170,164 stock options for the three month periods ended March 31, 2002 and 2001, respectively.

5. SEGMENT INFORMATION

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

Geographic revenue and long lived assets related to North America and other foreign countries as of and for the three-month periods ended March 31, 2002 and 2001 are as follows: (in thousands)

                                  Three months ended March 31,
Revenue                             2002                2001
-------                          ----------          ----------
North America                    $    4,048          $    8,235
Europe                                1,440               1,438
Pac Rim                                 812                 278
                                 ----------          ----------
Total                            $    6,300          $    9,951
                                 ==========          ==========

Geographic long-lived assets consist of property and equipment and capitalized software, net of the related accumulated depreciation and amortization. (in thousands)

Long lived assets             March 31, 2002     December 31, 2001
-----------------             --------------     -----------------
North America                    $      933          $    1,116
Europe                                  141                 160
Pacific Rim                               2                   2
                                 ----------          ----------
Total                            $    1,076          $    1,278
                                 ==========          ==========

Additional information regarding revenue by product line is as follows: (in thousands)

                                  Three months ended March 31,
Revenue                             2002                2001
-------                          ----------          ----------
Broadband Telecom                $    2,159          $    2,559
Combo                                 2,628               1,126
LAN                                     796               2,963
Storage                                 438               2,469
WAN                                      88                 340
Other                                   191                 494
                                 ----------          ----------
Total                            $    6,300          $    9,951
                                 ==========          ==========

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002, however, as the Company's goodwill was determined to be impaired and was written off in the fourth quarter of 2001, the adoption of these standards did not have a material effect on the Company's financial position or results of operations for the three months ended March 31, 2002.

The following tables show the impact that SFAS No. 142 would have had if adopted as of January 1, 2001: (in thousands)

                                                   Three months ended March 31,
                                                     2002                 2001
                                                  ----------           ----------
Reported net loss                                 $     (566)          $     (188)
Goodwill amortization                                     --                   60
                                                  ----------           ----------
Adjusted net (loss) income                        $     (566)          $     (128)
                                                  ==========           ==========

                                                   Three months ended March 31,
Basic (loss) earnings per share:                     2002                 2001
                                                  ----------           ----------
Reported net loss                                 $    (0.10)          $    (0.03)
Goodwill amortization                                     --                 0.01
                                                  ----------           ----------
Adjusted basic net (loss) earnings
per share                                         $    (0.10)          $    (0.02)
                                                  ==========           ==========

                                                   Three months ended March 31,
Diluted earnings per share:                          2002                 2001
                                                  ----------           ----------
Reported net loss                                 $    (0.10)          $    (0.03)
Goodwill amortization                                     --                 0.01
                                                  ----------           ----------
Adjusted diluted net (loss) earnings
per share                                         $    (0.10)          $    (0.02)
                                                  ==========           ==========

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations as of and for the three months ended March 31, 2002.

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

RESULTS OF OPERATIONS

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

REVENUES: Total revenues for the three months ended March 31, 2002 were $6.3 million. Revenues for the same period in 2001 ("comparative period") were $10 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy revenues decreased from $3.5 million for the three months ended March 31, 2001 to $899,000 for the three months ended March 31, 2002. The decrease in legacy technology revenues was partially offset by revenue growth in Combo technologies. Combo technologies revenues increased to $2.6 million in the first quarter 2002 from $1.1 million in the comparative period.

One customer individually accounted for 43% of the Company's first quarter 2002 revenue. In the comparative period, three customers individually accounted for 21%, 16%, and 10% of the Company's revenue.

GROSS MARGIN: Gross margin as a percentage of sales was 40% for the first quarter 2002 and 51% for the comparative period. The gross margin rate for the three month period declined approximately eight percentage points due to the shift in product mix away from higher margin legacy and fibre channel products. The remaining decline primarily related to the under-utilization of the Company's manufacturing facility.

RESEARCH AND DEVELOPMENT: The Company's investment in the development of new products through research and development was $1.6 million in the first quarter 2002 and $2.2 million in the comparative period. As a percentage of revenue, research and development expenses were 26% in the first quarter 2002 and 22% in the comparative period. Approximately 46% of the decrease in research and development expenses for the three months ended March 31, 2002, was due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development costs as a percentage of sales increased due to the decrease in revenues.

SALES AND MARKETING: Sales and marketing expenses were $1.4 million in the first quarter 2002 and $2.1 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 22% in the first quarter 2002 and 21% in the comparative period. The decrease in sales and marketing expenses for the three months ended March 31, 2002, was primarily due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. Sales and marketing expenses were relatively flat as a percentage of sales.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $754,000 in the first quarter 2002 and $1.1 million in the comparative period. As a percentage of revenue, general and administrative expenses were 12% in the first quarter 2002 and 11% in the comparative period. The decrease in general and administrative expenses for the three months ended March 31, 2002, is primarily the result of a reduction in headcount associated with the Company's restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001. General and administrative expenses were relatively flat as a percentage of sales.

INTEREST INCOME, NET: Interest income, net of interest expense, was $193,000 in the first quarter 2002 and $83,000 in the comparative period. The increase relates to higher daily cash levels available for investment and lower borrowing interest rates.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was $56,000 in the first quarter 2002 and ($37,000) in the comparative period. Other income (expense), net in the comparative period includes the amortization of goodwill and purchased intangibles. As the carrying value of the Company's goodwill and purchased intangibles exceeded its fair value, the Company wrote off the carrying amount of its goodwill in the fourth quarter of 2001 and its purchased intangibles in the second quarter of 2001. Accordingly, the increase in other income is primarily due to the elimination of amortization expense related to these items.

INCOME TAXES: The Company's effective income tax rate was (45%) for the first quarter 2002 and (25%) for the comparative period. The effective rate for the first quarter 2002 differed from the statutory rate due to foreign income, which is offset by foreign loss carryforwards. The effective rate for the first quarter 2001 included the impact of nondeductible goodwill and purchased intangibles amortization.

NET LOSS: The Company reported a net loss of $566,000 in the first quarter 2002 and a net loss of $188,000 in the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, cash and cash equivalents totaled $10.6 million, an increase of $191,000 from the December 31, 2001 balance of $10.4 million. The increase was attributable to cash provided by operating activities of $613,000, partially offset by cash used by investing activities of $160,000 and cash used by financing activities of $262,000. Cash provided by operating activities was due to a decrease in inventories of $1.2 million, a decrease in deferred income taxes of $528,000, depreciation and amortization of $230,000, and a decrease in accounts receivable of $433,000, which was partially offset by an increase in income taxes receivable of $1.1 million and cash used to fund operations of $566,000. Cash used by investing activities was primarily the result of purchases of marketable securities of $385,000 and fixed asset additions of $79,000, partially offset by proceeds from the sale of marketable securities of 304,000. Cash used by financing activities was primarily comprised of the purchase of redeemable common stock of $254,000.

At March 31, 2002, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities, future debt payments and repurchase of Interphase common stock from Motorola, Inc. (described below). The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2002.

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time. The Company repurchased and cancelled shares with a market value of approximately $8,000 during the three months ended March 31, 2002.

The Company has a $5 million revolving credit facility with a financial institution. The revolving credit facility expires in June 2003. As of March 31, 2002, the Company had borrowings of $3.5 million classified as long-term debt on its balance sheet. These borrowings are fully collateralized by a certificate of deposit.

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of March 31, 2002, 578,671 shares have been repurchased for $3.6 million and retired and 81,329 shares remain to be repurchased.

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

                                     PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2002, the annual meeting of shareholders of the Company was held. The following matters were voted upon and approved at the meeting:

An election of directors of the Company to serve until the next annual meeting for the Company was held. The following eight individuals were elected as Directors of the Company:

     Nominee                           Votes Cast For             Votes Withheld
     -------                           --------------             --------------
Paul N. Hug                               4,586,239                   396,102
Gregory B. Kalush                         4,586,239                   396,102
Randall D. Ledford                        4,586,239                   396,102
Michael J. Myers                          4,586,239                   396,102
David H. Segrest                          4,586,239                   396,102
Kenneth V. Spenser                        4,586,239                   396,102
S. Thomas Thawley                         4,586,239                   396,102
William R. Voss                           4,586,239                   396,102

An amendment to the Company's Amended and Restated Stock Option Plan to increase the aggregate number of shares issuable upon exercise of options thereunder from 3,500,000 to 4,500,000 was ratified and approved:

         For             Against           Abstain         Not Voted
      ---------          -------           -------         ---------
      1,178,381          828,856           311,565         2,663,539


ITEM 6.  REPORTS ON FORM 8-K

         None

         EXHIBITS

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERPHASE CORPORATION
                                       (Registrant)
Date:  May 15, 2002

                                       /s/ Steven P. Kovac
                                       -----------------------------------------
                                       Steven P. Kovac
                                       Chief Financial Officer, Vice President
                                       of Finance and Treasurer (Principal
                                       Financial and Accounting Officer