Form 10-Q
period 2002-06-30
INTERPHASE CORP
filed 2002-08-14
CIK 728249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 2002 Commission File Number 0-13071


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

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at August 12, 2002
                 -----                        ------------------------------
    Common Stock, $.10 par value                        5,514,276

                             INTERPHASE CORPORATION

                                      INDEX



Part I - Financial Information

         Item 1.    Consolidated Interim Financial Statements

                    Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                    and December 31, 2001                                                    3

                    Consolidated Statements of Operations for the three months
                    and six months ended June 30, 2002 and 2001 (unaudited)                  4

                    Consolidated Statements of Cash Flows for the six months
                    ended June 30, 2002 and 2001 (unaudited)                                 5

                    Notes to Consolidated Interim Financial Statements                    6-11

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        12-17


PART II - OTHER INFORMATION

         Item 6.    Reports on Form 8-K and Exhibits                                        17

                    Signature                                                               18

INTERPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except number of share data)

                                                                         (unaudited)
                                                                            Jun. 30,                  Dec. 31,
                                                                              2002                      2001
                                                               ---------------------------  -------------------
ASSETS

Cash and cash equivalents                                                $    13,736                $    10,415
Marketable securities                                                          5,348                      5,216
Restricted cash                                                                3,500                      3,500
Trade accounts receivable, less allowances for uncollectible
  accounts and returns of $270 and $370, respectively                          4,617                      5,046
Inventories                                                                    3,792                      6,655
Prepaid expenses and other current assets                                        469                        480
Income taxes receivable                                                            -                      2,476
Deferred income taxes                                                          1,644                      1,636
                                                               ---------------------------  -------------------
     Total current assets                                                     33,106                     35,424

Machinery and equipment                                                        6,293                      6,117
Leasehold improvements                                                         2,941                      2,936
Furniture and fixtures                                                           557                        543
                                                               ---------------------------  -------------------
                                                                               9,791                      9,596
Less-accumulated depreciation and amortization                                (9,090)                    (8,653)
                                                               ---------------------------  -------------------
     Total property and equipment, net                                           701                        943

Capitalized software, net                                                        282                        335
Deferred income taxes, net                                                     2,629                      2,373
Other assets                                                                     204                        168
                                                               ---------------------------  -------------------
     Total assets                                                        $    36,922                $    39,243
                                                               ===========================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
Accounts payable                                                         $     1,036                  $     921
Deferred revenue                                                                 235                        110
Accrued liabilities                                                            1,498                      1,615
Accrued compensation                                                           1,259                      1,177
                                                               ---------------------------  -------------------
     Total current liabilities                                                 4,028                      3,823

Long term debt                                                                 3,500                      3,500
                                                               ---------------------------  -------------------
     Total liabilities                                                         7,528                      7,323

     COMMITMENTS AND CONTINGENCIES
Common stock redeemable; 40,662 and 121,996 shares,
    respectively                                                                 254                        762

     SHAREHOLDERS' EQUITY
Common stock, $.10 par value; 100,000,000 shares
    authorized; 5,516,076 and 5,518,476 shares issued and
    outstanding, respectively                                                    552                        552
Additional paid in capital                                                    37,310                     37,324
Retained deficit                                                              (8,453)                    (6,394)
Cumulative other comprehensive loss                                             (269)                      (324)
                                                               ---------------------------  -------------------
     Total shareholders' equity                                               29,140                     31,158
                                                               ---------------------------  -------------------
     Total liabilities and shareholders' equity                          $    36,922                $    39,243
                                                               ===========================  ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)


     Three Months Ended Jun. 30,                                                  Six Months Ended Jun. 30,
-----------------------------------                                          ----------------------------------
             2002             2001                                                       2002              2001
-----------------------------------                                          ----------------------------------
        $   6,016        $   7,108    Revenues                                     $   12,316       $    17,059
            4,454            8,403    Cost of sales                                     8,262            13,294
-----------------------------------                                           ----------------------------------
            1,562           (1,295)   Gross margin                                      4,054             3,765

            1,713            2,087    Research and development                          3,362             4,300
            1,610            2,172    Sales and marketing                               2,981             4,222
              815            1,031    General and administrative                        1,569             2,126
                                      Restructuring costs and other special
                -            2,091    charges                                               -             2,091

-----------------------------------                                           ----------------------------------
            4,138            7,381       Total operating expenses                       7,912            12,739
-----------------------------------                                           ----------------------------------

           (2,576)          (8,676)    Operating loss                                  (3,858)           (8,974)
-----------------------------------                                           ----------------------------------

              134              103    Interest, net                                       327               186
              (55)            (184)    Other, net                                           1              (221)
-----------------------------------                                           ----------------------------------

           (2,497)          (8,757)    Loss before income taxes                        (3,530)           (9,009)

           (1,004)          (2,751)    Benefit for income taxes                        (1,471)           (2,815)
-----------------------------------                                           ----------------------------------

      $    (1,493)      $   (6,006)     Net loss                                   $   (2,059)      $    (6,194)
===================================                                           ==================================

                                      Loss per share
      $     (0.27)      $    (1.05)           Basic EPS                            $    (0.37)      $     (1.08)
-----------------------------------                                           ----------------------------------
      $     (0.27)      $    (1.05)           Diluted EPS                          $    (0.37)      $     (1.08)
-----------------------------------                                           ----------------------------------

            5,565            5,727    Weighted average common shares                    5,586             5,742
-----------------------------------                                           ----------------------------------
                                      Weighted average common and dilutive
            5,565            5,727    shares                                            5,586             5,742
-----------------------------------                                           ----------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                               Six Months ended Jun. 30,
                                                                       ----------------------------------------
                                                                               2002                2001
                                                                       ----------------------  ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                    $     (2,059)       $    (6,194)
  Adjustment to reconcile net loss to net cash provided by
    operating activities:
  Allowance for uncollectible accounts and returns                                     100                110
  Depreciation and amortization                                                        433              1,143
  Deferred income taxes                                                               (264)                17
  Tax benefit from stock option exercises                                                -                 94
  Non-cash restructuring costs and other special charges                                 -              6,002
   Change in assets and liabilities:
       Trade accounts receivable                                                       329              8,978
       Inventories                                                                   2,863                385
       Prepaid expenses and other current assets                                        17                163
       Income taxes receivable                                                       2,476             (2,913)
       Other assets                                                                    (21)               (18)
       Accounts payable, deferred revenue and accrued
        liabilities                                                                     88               (983)
       Accrued compensation                                                             12               (717)
       Income tax payable                                                                -                (78)
       Other                                                                           359               (256)
                                                                       -----------------------  ---------------
   Net adjustments                                                                   6,392             11,927
                                                                       -----------------------  ---------------
       Net cash provided by operating activities                                     4,333              5,733
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment, capitalized software
    and leasehold improvements
                                                                                      (121)              (276)
   Proceeds from sale of marketable securities                                         864              6,429
   Purchases of marketable securities, net of unrealized
    holding period gain or loss                                                     (1,010)            (6,763)
                                                                       -----------------------  ---------------
       Net cash used by investing activities                                          (267)              (610)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                                      -             (1,154)
   Purchase of redeemable common stock                                                (508)              (509)
   Purchase of common stock                                                            (14)                 -
   Proceeds from the exercise of stock options                                           -                153
                                                                       -----------------------  ---------------
       Net cash used by financing activities
                                                                                      (522)            (1,510)
                                                                       -----------------------  ---------------
Effect of exchange rate changes on cash and cash equivalents                          (223)               (44)
                                                                       -----------------------  ---------------
Net increase in cash and cash equivalents                                            3,321              3,569
Cash and cash equivalents at beginning of period                                    10,415             10,587
                                                                       -----------------------  ---------------
Cash and cash equivalents at end of period                                    $     13,736        $    14,156
                                                                       =======================  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Interphase Corporation and subsidiaries ("Interphase" or the "Company") enables rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. The company's products connect computer and telecommunication servers to Wide Area Networks (WANs), Local Area Networks (LANs) and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and Integrated Services Digital Network (ISDN) technologies.

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

Certain prior period amounts within the Consolidated Statements of Cash Flows have been reclassified to conform with the 2002 presentation.

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

2. RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

In the second quarter 2001, the Company announced a restructuring program designed to allow the Company to continue aggressive funding of its development organizations, while preserving cash levels and securing new design-ins. As a result of the restructuring program, continued decline in predicted revenue and customers' cautious expectations regarding market recovery, the Company recorded restructuring costs and other special charges of $2.1 million, classified as operating expenses, and an additional excess and obsolete inventory charge of $4.4 million, classified as cost of sales.

The restructuring program resulted in the reduction of approximately 22% of the Company's workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of nonutilized fixed assets.

Due to the decline in business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product sales declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

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

Only the severance and fringe benefit payments relating to the workforce reduction impacted cash flow. A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

                                                  Second
                                                 Quarter
                                                  Cash
                                                 Payments        Third         Fourth
                                                   and          Quarter        Quarter           Accrual
                                  Total          Noncash         Cash            Cash           Balance at
                                 Charge          Charges        Payments       Payments       Dec. 31, 2001
                              -------------- ---------------- -------------- -------------- ------------------
Workforce reduction            $    483           $   17         $ 384          $ 82              $ -
Fixed asset write-off               123              123            -              -                -
Impairment of purchased
intangibles                       1,485            1,485            -              -                -
Excess and obsolete
inventory charge                  4,394            4,394            -              -                -
                               ------------- ---------------- -------------- -------------- ------------------
                               $  6,485           $6,019         $ 384          $ 82              $ -
                               ============= ================ ============== ============== ==================

3. INVENTORIES

Inventories are valued as the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

                                                                Jun. 30, 2002      Dec. 31, 2001
                                                              ------------------ ------------------
Raw Materials                                                    $  2,751            $  4,740
Work-in-Process                                                       786               1,397
Finished Goods                                                        255                 518
                                                              ------------------ ------------------
Total                                                            $  3,792            $  6,655
                                                              ================== ==================

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. Future events may cause significant fluctuations in our operating results.

4. CREDIT FACILITY

The Company has a $5 million revolving credit facility with a bank. The revolving credit facility matures on June 30, 2003 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. Management intends to extend the revolving credit facility past the current expiration date. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which is currently 1.44%, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of June 30, 2002, the Company was in compliance with all restrictive covenants included in the revolving credit facility. At June 30, 2002, the Company had borrowings of $3.5 million and availability under the revolving credit facility was $1.5 million.

5.  COMPREHENSIVE INCOME

The following table shows the Company's comprehensive income (in thousands):

                                              Three months ended June 30,       Six months ended June 30,
                                                 2002             2001             2002            2001
                                          ----------------- ---------------- --------------- ----------------
Net loss                                         $ (1,493)        $ (6,006)       $ (2,059)        $ (6,194)
Other comprehensive income:
Unrealized holding (loss) gain
arising during period, net of tax                     (51)             (49)             14               52
Foreign currency translation adjustment               222              (76)             41             (207)
                                          ----------------- ---------------- --------------- ----------------
Comprehensive loss                               $ (1,322)        $ (6,131)       $ (2,004)        $ (6,349)
                                          ================= ================ =============== ================

6. NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

Diluted earnings per share consist only of the dilutive impact of stock options, using the treasury stock method. Due to the Company's net losses for the periods presented, the effect of dilutive securities would have been antidilutive. Options that would have otherwise been included in the calculation of diluted earnings per common share were 12,869 and 20,444 stock options for the three-month periods ended June 30, 2002 and 2001 and 31,778 and 91,180 stock options for the six-month periods ended June 30, 2002 and 2001, respectively.

7. SEGMENT INFORMATION

The Company is principally engaged in the business of enabling rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

Geographic revenue and long lived assets related to North America and other foreign countries as of and for the three-month periods and six-month periods ended June 30, 2002 and 2001 are as follows: (in thousands)

                                      Three months ended June 30:                 Six months ended June 30:
Revenue                                2002                 2001                  2002                 2001
----------------------- --------------------- -------------------- --------------------- --------------------
North America                        $ 4,610              $ 5,769              $  8,659             $ 14,004
Europe                                 1,100                1,127                 2,540                2,565
Pac Rim                                  306                  212                 1,117                  490
                        --------------------  -------------------  --------------------- --------------------
Total                                $ 6,016              $ 7,108              $ 12,316             $ 17,059
                        ===================== ==================== ===================== ====================

Geographic long-lived assets consist of property and equipment and capitalized software, net of the related accumulated depreciation and amortization. (in thousands)

Long-lived assets                 June 30, 2002      December 31, 2001
------------------------- ---------------------- ----------------------
North America                             $ 810                $ 1,116
Europe                                      172                    160
Pacific Rim                                   1                      2
                          ---------------------- ----------------------
Total                                     $ 983                $ 1,278
                          ====================== ======================

Additional information regarding revenue by product line is as follows: (in thousands)

                                         Three months ended June 30:               Six months ended June 30:
Revenue                                 2002                  2001                2002                 2001
------------------------- -------------------- --------------------- ------------------ ---------------------
Telecom                               $ 2,827               $ 1,382           $  4,986              $  3,941
Combo                                   2,111                 2,075              4,739                 3,201
LAN                                       486                   953              1,282                 3,916
Storage                                   313                 2,361                751                 4,830
WAN                                        24                   186                112                   526
Other                                     255                   151                446                   645
                          -------------------- --------------------- ------------------ ---------------------
Total                                 $ 6,016               $ 7,108           $ 12,316              $ 17,059
                          ==================== ===================== ================== =====================

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of

SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002, however, as the Company's goodwill was determined to be impaired and was written off in the fourth quarter of 2001, the adoption of these standards did not have a material effect on the Company's financial position or results of operations for the periods ended June 30, 2002.

The following tables show the impact that SFAS No. 142 would have had if adopted as of January 1, 2001: (in thousands)

                                          Three months ended Jun. 30,         Six months ended Jun. 30,
                                            2002            2001              2002               2001
                                       --------------- ---------------- ------------------ ------------------
Reported net loss                            $(1,493)         $(6,006)           $(2,059)          $ (6,194)
Goodwill amortization                              -               60                  -                120
                                       --------------- ---------------- ------------------ ------------------
Adjusted net loss                            $(1,493)         $(5,946)           $(2,059)          $ (6,074)
                                       =============== ================ ================== ==================

                                           Three months ended Jun. 30,        Six months ended Jun. 30,
                                               2002            2001              2002               2001
                                       --------------- ---------------- ------------------ ------------------
Basic loss per share:
Reported net loss                             $(0.27)          $(1.05)            $(0.37)            $(1.08)
Goodwill amortization                              -             0.01                  -               0.02
                                       --------------- ---------------- ------------------ ------------------
Adjusted basic net loss per share             $(0.27)          $(1.04)            $(0.37)            $(1.06)
                                       =============== ================ ================== ==================

                                           Three months ended Jun. 30,        Six months ended Jun. 30,
                                               2002            2001              2002               2001
                                       --------------- ---------------- ------------------ ------------------
Diluted loss per share:
Reported net loss                             $(0.27)          $(1.05)            $(0.37)            $(1.08)
Goodwill amortization                              -             0.01                  -               0.02
                                       --------------- ---------------- ------------------ ------------------
Adjusted diluted net loss per share           $(0.27)          $(1.04)            $(0.37)            $(1.06)
                                       =============== ================ ================== ==================

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations for the periods ended June 30, 2002.

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

REVENUES: Total revenues for the three months ended June 30, 2002 were $6 million. Revenues for the same period in 2001 ("comparative period") were $7.1 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy revenues decreased from $1.7 million for the three months ended June 30, 2001 to $513,000 for the three months ended June 30, 2002. In addition to the decrease in legacy technologies, revenues from Fibre Channel products decreased from $1.8 million for the three months ended June 30, 2001 to $310,000 for the three months ended June 30, 2002. The decrease in legacy and Fibre Channel revenues was partially offset by revenue growth in the telecom product line. Telecom product revenues increased to $2.8 million in the second quarter 2002 from $1.4 million in the comparative period.

Two customers individually accounted for 35% and 33% of the Company's second quarter 2002 revenue. In the comparative period, two customers individually accounted for 36% and 17% of the Company's revenue.

Total revenues for the six months ended June 30, 2002 were $12.3 million. Revenues for the six months ended June 30, 2001 were $17.1 million. The reduction in revenues is generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy revenues decreased from $5.2 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. In addition to the decrease in legacy technologies, revenues from Fibre Channel products decreased from $4.1 million for the six months ended June 30, 2001 to $733,000 for the six months ended June 30, 2002. The decrease in legacy and Fibre Channel revenues was partially offset by revenue growth in combo technologies and the telecom product line. Combo technologies revenue increased to $4.7 million for the six months ended June 30, 2002 from $3.2 million for the six months ended June 30, 2001. Telecom product revenues increased to $5 million for the six months ended June 30, 2002 from $3.9 million for the six months ended June 30, 2001.

GROSS MARGIN: Gross margin as a percentage of sales was 26% for the second quarter 2002 and a negative 18% for the comparative period. The increase in the gross margin percentage primarily relates to an excess and obsolete inventory charge of $4.4 million incurred during the second quarter 2001 compared to an excess and obsolete inventory charge of $1.1 million incurred during the second quarter 2002. Gross margin as a percentage of sales, before considering the excess and obsolete inventory charges, was 44% for the second quarter 2002 and the comparative period.

The gross margin percentage for the six months ended June 30, 2002 and 2001 was 33% and 22%, respectively. The increase in the gross margin percentage primarily relates an excess and obsolete inventory charge of $4.4 million incurred during the second quarter 2001 compared to an excess and obsolete inventory charge of $1.1 million incurred during the second quarter 2002. This increase was partially offset by the change in product mix. Gross margin as a percentage of sales, before considering the excess and obsolete inventory charges, was 41% and 48% for the six months ended June 30, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT: The Company's investment in the development of new products through research and development was $1.7 million in the second quarter 2002 and $2.1 million in the comparative period. As a percentage of revenue, research and development expenses were 28% in the second quarter 2002 and 29% in the comparative period. Approximately 70% of the decrease in research and development expenses for the three months ended June 30, 2002, was due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development costs were relatively flat as a percentage of sales.

The Company's investment in the development of new products through research and development was $3.4 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively. As a percentage of revenue, research and development expenses were 27% for the six months ended June 30, 2002 and 25% for the six months ended June 30, 2001. Approximately 56% of the decrease in research and development expenses for the six months ended June 30, 2002, was due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development costs as a percentage of sales increased due to the decrease in revenues.

SALES AND MARKETING: Sales and marketing expenses were $1.6 million in the second quarter 2002 and $2.2 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 27% in the second quarter 2002 and 31% in the comparative period. The decrease in sales and marketing expenses for the three months ended June 30, 2002, was primarily due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. Sales and marketing expenses decreased as a percentage of revenue due to the expense reduction being greater than the revenue reduction.

Sales and marketing expenses were $3 million and $4.2 million for the six months ended June 30, 2002 and 2001, respectively. As a percentage of revenue, sales and marketing expenses were 24% for the six months ended June 30, 2002 and 25% for the six months ended June 30, 2001. The decrease in sales and marketing expenses for the six months ended June 30, 2002, was primarily due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. Sales and Marketing expenses were relatively flat as a percentage of sales.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $815,000 in the second quarter 2002 and $1 million in the comparative period. As a percentage of revenue, general and administrative expenses were 14% in the second quarter 2002 and 15% in the comparative period. The decrease in general and administrative expenses for the three months ended June 30, 2002, is primarily the result of a reduction in headcount associated with the Company's restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001. General and administrative expenses were relatively flat as a percentage of sales.

General and administrative expenses were $1.6 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively. As a percentage of revenue, general and administrative expenses were 13% for the six months ended June 30, 2002 and 12% for the six months ended June 30, 2001. The decrease in general and administrative expenses for the six months ended June 30, 2002, is primarily the result of a reduction in headcount associated with the Company's restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001. General and administrative expenses were relatively flat as a percentage of sales.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES: In the second quarter 2001, the Company announced a restructuring program designed to allow the Company to continue aggressive funding of its development organizations, while preserving cash levels and securing new design-ins. As a result of the restructuring program, continued decline in predicted revenue and customers' cautious expectations regarding market recovery, the Company recorded restructuring costs and other special charges of $2.1 million, classified as operating expenses, and an additional excess and obsolete inventory charge of $4.4 million, classified as cost of sales.

The restructuring program resulted in the reduction of approximately 22% of the Company's workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of nonutilized fixed assets.

Due to the decline in business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product sales declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

INTEREST INCOME, NET: Interest income, net of interest expense, was $134,000 in the second quarter 2002 and $103,000 in the comparative period. The increase relates to higher daily cash levels available for investment and lower borrowing interest rates.

Interest income, net of interest expense, was $327,000 and $186,000 for the six months ended June 30, 2002 and 2001, respectively. The increase relates to higher daily cash levels available for investment and lower borrowing interest rates.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was ($55,000) in the second quarter 2002 and ($184,000) in the comparative period. Other income (expense), net in the comparative period includes the amortization of goodwill and purchased intangibles. As the carrying value of the Company's goodwill and purchased intangibles exceeded its fair value, the Company wrote off the carrying amount of its goodwill in the fourth quarter of 2001 and its purchased intangibles in the second quarter of 2001. Accordingly, the decrease in other (expense) is primarily due to the elimination of amortization expense related to these items.

Other income (expense), net was $1,000 and ($221,000) for the six months ended June 30, 2002 and 2001, respectively. Other income (expense), net in the six months ended June 30, 2001, includes the amortization of goodwill and purchased intangibles. As the carrying value of the Company's goodwill and purchased intangibles exceeded its fair value, the Company wrote off the carrying amount of its goodwill in the fourth quarter of

2001 and its purchased intangibles in the second quarter of 2001. Accordingly, the decrease in other (expense) is primarily due to the elimination of amortization expense related to these items.

INCOME TAXES: The Company's effective income tax rate was (40%) for the second quarter 2002 and (31%) for the comparative period. The effective rate for the second quarter 2002 differed from the statutory rate due to foreign income, which is offset by foreign loss carryforwards. The effective rate for the second quarter 2001 included the impact of nondeductible goodwill and purchased intangibles amortization.

NET LOSS: The Company reported a net loss of $1.5 million in the second quarter 2002 and a net loss of $6 million in the comparative period. The Company reported a net loss of $2.1 million for the six months ended June 30, 2002 and a net loss of $6.2 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, cash and cash equivalents totaled $13.7 million, an increase of $3.3 million from the December 31, 2001 balance of $10.4 million. The increase was attributable to cash provided by operating activities of $4.3 million, partially offset by cash used by investing activities of $267,000 and cash used by financing activities of $522,000. Cash provided by operating activities was primarily comprised of a decrease in inventories of $2.9 million, a decrease in income taxes receivable of $2.5 million and a decrease in accounts receivable of $329,000, partially offset by cash used to fund operations of $2.1 million. Cash used by investing activities was primarily comprised of purchases of marketable securities of $1 million and fixed asset additions of $121,000, partially offset by proceeds from the sale of marketable securities of $864,000. Cash used by financing activities was primarily comprised of the purchase of redeemable common stock of $508,000.

At June 30, 2002, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities, future debt payments and repurchase of Interphase common stock from Motorola, Inc. (described below). The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2002.

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time. The Company repurchased and cancelled shares with a market value of approximately $6,000 during the three months ended June 30, 2002.

The Company has a $5 million revolving credit facility with a financial institution. The revolving credit facility expires in June 2003. As of June 30, 2002, the Company had borrowings of $3.5 million classified as long-term debt on its balance sheet. These borrowings are fully collateralized by a certificate of deposit.

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retains the right as an equity owner and has assigned its voting rights to the Company. The Company cancels the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. The future scheduled payments are classified as redeemable common stock in the accompanying consolidated balance sheets. As of June 30, 2002, 619,338 shares have been repurchased for $3.9 million and retired and 40,662 shares remain to be repurchased.

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

ITEM 6.  REPORT ON FORM 8-K AND EXHIBITS

         REPORT ON FORM 8-K

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 19, 2002, reporting on changes in Registrant's Certifying Accountant.

  EXHIBITS NO.                  DESCRIPTION
  -----------                   -----------
    99.1       Certification Pursuant to 18 U.S.C Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2       Certification Pursuant to 18 U.S.C Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERPHASE CORPORATION
                                    (Registrant)

Date:  August 14, 2002

                                    /s/ Steven P. Kovac
                                    --------------------------------------------
                                    Steven P. Kovac
                                    Chief Financial Officer,
                                    Vice President of Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


  EXHIBITS NO.                  DESCRIPTION
  -----------                   -----------
    99.1       Certification Pursuant to 18 U.S.C Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2       Certification Pursuant to 18 U.S.C Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002