Form 10-Q
period 2002-09-30
INTERPHASE CORP
filed 2002-11-14
CIK 728249

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2002          Commission File Number 0-13071


                             INTERPHASE CORPORATION
             (Exact name of registrant as specified in its charter)

                 TEXAS                              75-1549797
       (State of incorporation)          (IRS Employer Identification No.)


                                PARKWAY CENTRE I
                      2901 NORTH DALLAS PARKWAY, SUITE 200
                               PLANO, TEXAS 75093
                    (Address of principal executive offices)

                                 (214)-654-5000
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X   No
                                         ---    ---
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at November 11, 2002
                -----                           --------------------------------

    Common Stock, $.10 par value                            5,514,276


================================================================================

                             INTERPHASE CORPORATION

                                      INDEX


PART I -FINANCIAL INFORMATION

    Item 1.       Consolidated Interim Financial Statements

                  Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                  and December 31, 2001                                                     3

                  Consolidated Statements of Operations for the three months
                  and nine months ended September 30, 2002 and 2001 (unaudited)             4

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2002 and 2001 (unaudited)                             5

                  Notes to Consolidated Interim Financial Statements                     6-12

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         12-19

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk               19

    Item 4.       Controls and Procedures                                                  19


PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                                        20

    Item 2.       Changes in Securities and Use of Proceeds                                20

    Item 3.       Defaults Upon Senior Securities                                          20

    Item 4.       Submission of Matters to a Vote of Security Holders                      20

    Item 5.       Other Information                                                        20

    Item 6.       Exhibits and Report on Form 8-K                                          20

                  Signature                                                                21

                  Certifications Pursuant to Rule 13a-14(b)                             22-23


INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of share data)

                                                                             (unaudited)
                                                                              Sept. 30,               Dec. 31,
ASSETS                                                                           2002                   2001
                                                                            ------------------------------------

Cash and cash equivalents                                                     $   12,355             $   10,415
Marketable securities                                                              5,440                  5,216
Restricted cash                                                                    3,500                  3,500
Trade accounts receivable, less allowances for uncollectible
     accounts and returns of $260 and $370, respectively                           4,420                  5,046
Inventories                                                                        4,096                  6,655
Prepaid expenses and other current assets                                            486                    480
Income taxes receivable                                                               --                  2,476
Deferred income taxes                                                              1,604                  1,636
                                                                            ------------------------------------
     Total current assets                                                         31,901                 35,424
Machinery and equipment                                                            6,311                  6,117
Leasehold improvements                                                             2,947                  2,936
Furniture and fixtures                                                               633                    543
                                                                            ------------------------------------
                                                                                   9,891                  9,596
Less-accumulated depreciation and amortization                                    (9,231)                (8,653)
                                                                            ------------------------------------
     Total property and equipment, net                                               660                    943
Capitalized software, net                                                            239                    335
Deferred income taxes, net                                                         3,296                  2,373
Other assets                                                                         270                    168
                                                                            ------------------------------------
     Total assets                                                             $   36,366             $   39,243
                                                                            ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES
Accounts payable                                                              $    1,369             $      921
Deferred revenue                                                                     346                    110
Accrued liabilities                                                                1,553                  1,615
Accrued compensation                                                               1,137                  1,177
                                                                            ------------------------------------
     Total current liabilities                                                     4,405                  3,823
Long term debt                                                                     3,500                  3,500
                                                                            ------------------------------------
     Total liabilities                                                             7,905                  7,323

     COMMITMENTS AND CONTINGENCIES
Common stock redeemable; zero and 121,996 shares, respectively                        --                    762

     SHAREHOLDERS' EQUITY
Common stock, $.10 par value; 100,000,000 shares
    authorized; 5,514,276 and 5,518,476 shares issued and
    outstanding, respectively                                                        551                    552
Additional paid in capital                                                        37,304                 37,324
Retained deficit                                                                  (9,174)                (6,394)
Cumulative other comprehensive loss                                                 (220)                  (324)
                                                                            ------------------------------------
     Total shareholders' equity                                                   28,461                 31,158
                                                                            ------------------------------------
     Total liabilities and shareholders' equity                               $   36,366             $   39,243
                                                                            ====================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

Three Months Ended Sept. 30,                                        Nine Months Ended Sept. 30,
----------------------------                                       ------------------------------
      2002             2001                                               2002              2001
----------------------------                                       ------------------------------
 $   6,022        $   4,603    Revenues                             $   18,338        $   21,662
     3,414            2,833    Cost of sales                            11,676            16,127
----------------------------                                       ------------------------------
     2,608            1,770    Gross margin                              6,662             5,535
     1,836            1,818    Research and development                  5,198             6,118
     1,433            1,320    Sales and marketing                       4,414             5,542
       846              795    General and administrative                2,415             2,921
                               Restructuring costs and other
        --               --    special charges                              --             2,091
----------------------------                                       ------------------------------
     4,115            3,933       Total operating expenses              12,027            16,672
----------------------------                                       ------------------------------
   (1,507)           (2,163)   Operating loss                           (5,365)          (11,137)
----------------------------                                       ------------------------------
       100              231    Interest, net                               427               417
        23             (395)   Other, net                                   24              (616)
----------------------------                                       ------------------------------
    (1,384)          (2,327)   Loss before income taxes                 (4,914)          (11,336)
      (663)            (871)   Benefit for income taxes                 (2,134)           (3,686)
----------------------------                                       ------------------------------
 $    (721)       $  (1,456)   Net loss                             $   (2,780)       $   (7,650)
============================                                       ==============================

                               Loss per share
 $   (0.13)       $   (0.26)        Basic EPS                            (0.50)       $    (1.34)
----------------------------                                       ------------------------------
 $   (0.13)       $   (0.26)        Diluted EPS                     $    (0.50)       $    (1.34)
----------------------------                                       ------------------------------


     5,521            5,689    Weighted average common shares            5,564             5,724
----------------------------                                       ------------------------------
                               Weighted average common and
     5,521            5,689    dilutive shares                           5,564             5,724
----------------------------                                       ------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                                   Nine Months ended Sept. 30,
                                                                            ----------------------------------------
                                                                                   2002                        2001
                                                                            ----------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                   $   (2,780)                 $   (7,650)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
  Noncash realized holding period loss on marketable securities                      --                         334
  Provision for uncollectible accounts and returns                                  (76)                         30
  Provision for excess and obsolete inventory                                     1,649                       4,794
  Depreciation and amortization                                                     628                       1,503
  Deferred income taxes                                                            (891)                        115
  Tax benefit from stock option exercises                                            --                          94
  Non-cash restructuring costs and other special charges                             --                       1,608
   Change in assets and liabilities:
       Trade accounts receivable                                                    701                      11,360
       Inventories                                                                  910                         793
       Prepaid expenses and other current assets                                     (2)                        351
       Income taxes receivable                                                    2,476                      (3,785)
       Other assets                                                                 (90)                         13
       Accounts payable, deferred revenue and accrued liabilities                   596                      (2,667)
       Accrued compensation                                                        (102)                       (993)
       Income tax payable                                                            --                         (78)
                                                                            ----------------------------------------
   Net adjustments                                                                5,799                      13,472
                                                                            ----------------------------------------
       Net cash provided by operating activities                                  3,019                       5,822
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, equipment, capitalized software and
     leasehold improvements                                                        (233)                       (469)
   Proceeds from sale of marketable securities                                    1,014                       5,929
   Purchases of marketable securities                                            (1,187)                     (3,922)
                                                                            ----------------------------------------
       Net cash used by investing activities                                       (406)                      1,538
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                                  --                      (1,683)
   Purchase of redeemable common stock                                             (762)                       (763)
   Purchase of common stock                                                         (21)                         --
   Proceeds from the exercise of stock options                                       --                         154
                                                                            ----------------------------------------
       Net cash used by financing activities                                       (783)                     (2,292)
                                                                            ----------------------------------------
Effect of exchange rate changes on cash and cash equivalents                        110                         (84)
                                                                            ----------------------------------------
Net increase in cash and cash equivalents                                         1,940                       4,984
                                                                            ----------------------------------------
Cash and cash equivalents at beginning of period                                 10,415                      10,587
                                                                            ----------------------------------------
Cash and cash equivalents at end of period                                   $   12,355                  $   15,571
                                                                            ========================================


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

Certain prior period amounts within the Statements of Cash Flows have been reclassified to conform with the 2002 presentation.

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

Due to the decline in business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product revenues declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

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

Only the severance and fringe benefit payments relating to the workforce reduction impacted cash flow. A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

                                             Second Quarter
                                              Cash Payments      Third          Fourth         Accrual
                                   Total       and Noncash    Quarter Cash   Quarter Cash     Balance at
                                  Charge        Charges         Payments       Payments      Dec. 31, 2001
                                ----------------------------------------------------------------------------
Workforce reduction              $  483          $   17          $ 384           $ 82            $ --
Fixed asset write-off               123             123             --             --              --
Impairment of purchased
intangibles                       1,485           1,485             --             --              --
Excess and obsolete
inventory charge                  4,394           4,394             --             --              --
                                ----------------------------------------------------------------------------
                                 $6,485          $6,019          $ 384           $ 82            $ --
                                ============================================================================

3.    INVENTORIES

Inventories are valued as the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

                                                              Sept. 30, 2002      Dec. 31, 2001
                                                             -----------------------------------
Raw Materials                                                    $  2,896            $  4,740
Work-in-Process                                                       837               1,397
Finished Goods                                                        363                 518
                                                             -----------------------------------
Total                                                            $  4,096            $  6,655
                                                             ===================================

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. Future events may cause significant fluctuations in our operating results.

4.    DEFERRED TAXES

As of September 30, 2002, the Company had net deferred tax assets of $4.9 million, reflecting net operating loss carryforwards and temporary differences which will reduce taxable income in future years. Management is required to assess the realization of the deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. The future tax benefits related to the domestic deferred tax assets are not reserved as it has been more likely than not that they will be realized due to their relatively long carryforward periods. Although realization is not assured, management has concluded at this point that it is more likely than not that the net deferred tax assets will be realized. However, the Company has incurred significant losses from operations over recent quarters and due to uncertain market conditions and the difficulty in determining reliable forecasts, management's long and short-term forecasts will require frequent reassessment. As a result, the Company may need to establish valuation allowances for all or a portion of the net deferred tax assets.

5.    CREDIT FACILITY

The Company has a $5 million revolving credit facility with a bank. The revolving credit facility was extended during the quarter and now matures on June 30, 2004 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which was 1.39% at September 30, 2002, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of September 30, 2002, the Company was in compliance with all restrictive covenants included in the revolving credit facility. At September 30, 2002, the Company had borrowings of $3.5 million and availability under the revolving credit facility was $1.5 million.

6.    COMPREHENSIVE INCOME

The following table shows the Company's comprehensive income (in thousands):

                                                Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                    2002             2001              2002             2001
                                                 -------------------------------------------------------------
Net loss                                          $ (721)        $ (1,456)         $ (2,780)        $ (7,650)
Other comprehensive income:
Unrealized holding (loss) gain
arising during period, net of tax                     66              161                51              212
Foreign currency translation adjustment              (17)             154                53              (52)
                                                 -------------------------------------------------------------
Comprehensive loss                                $ (672)        $ (1,141)         $ (2,676)        $ (7,490)
                                                 =============================================================

7.    NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

Diluted earnings per share consist only of the dilutive impact of stock options, using the treasury stock method. Due to the Company's net losses for the periods presented, the effect of dilutive securities would have been antidilutive. Options that would have otherwise been included in the calculation of diluted earnings per common share were 123 and 3,893 stock options for the three-month periods ended September 30, 2002 and 2001 and 13,889 and 66,181 stock options for the nine-month periods ended September 30, 2002 and 2001, respectively.

8.       SEGMENT INFORMATION

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

Geographic revenue and long-lived assets related to North America and other foreign countries as of and for the three-month periods and nine-month periods ended September 30, 2002 and 2001 are as follows: (in thousands)

                                      Three months ended Sept. 30:               Nine months ended Sept. 30:
Revenue                                 2002                 2001                  2002                 2001
-------------------------------------------------------------------------------------------------------------
North America                        $ 4,842               $3,303              $ 13,501              $17,307
Europe                                   582                1,300                 3,122                3,865
Pac Rim                                  598                   --                 1,715                  490
                                   --------------------------------------------------------------------------
Total                                $ 6,022              $ 4,603              $ 18,338             $ 21,662
                                    =========================================================================

Geographic long-lived assets consist of property and equipment and capitalized software, net of the related accumulated depreciation and amortization. (in thousands)


Long-lived assets                Sept. 30, 2002          Dec. 31, 2001
-----------------------------------------------------------------------
North America                             $ 749                $ 1,116
Europe                                      149                    160
Pacific Rim                                   1                      2
                                         ------------------------------
Total                                     $ 899                $ 1,278
                                         ==============================

Additional information regarding revenue by product line is as follows: (in thousands)

                                      Three months ended Sept. 30:               Nine months ended Sept. 30:
Revenue                                 2002                 2001                  2002                 2001
-------------------------------------------------------------------------------------------------------------
Telecom                              $ 3,441               $1,307               $ 8,429              $ 5,230
Combo                                  1,856                1,649                 6,593                4,877
LAN                                      208                  894                 1,490                4,828
Storage                                  262                  568                 1,013                5,398
WAN                                       35                   19                   147                  545
Other                                    220                  166                   666                  784
                                   --------------------------------------------------------------------------
Total                                $ 6,022              $ 4,603              $ 18,338             $ 21,662
                                    =========================================================================

9.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The provisions of

SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002, however, as the Company's goodwill was determined to be impaired and was written off in the fourth quarter of 2001, the adoption of these standards did not have a material effect on the Company's financial position or results of operations for the periods ended September 30, 2002.

The following tables show the impact that SFAS No. 142 would have had if adopted as of January 1, 2001: (in thousands)

                                            Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                 2002             2001               2002               2001
                                           ------------------------------------------------------------------
Reported net loss                              $ (721)         $(1,456)           $(2,780)           $(7,650)
Goodwill amortization                               -               60                  -                180
                                           ------------------------------------------------------------------
Adjusted net loss                              $ (721)         $(1,396)           $(2,780)           $(7,470)
                                           ==================================================================

                                            Three months ended Sept. 30,          Nine months ended Sept. 30,
Basic loss per share:                            2002             2001               2002               2001
                                           ------------------------------------------------------------------

Reported net loss                              $(0.13)         $ (0.26)           $ (0.50)           $ (1.34)
Goodwill amortization                             --              0.01                 --               0.03
                                           ------------------------------------------------------------------
Adjusted basic net loss per share              $(0.13)         $ (0.25)           $ (0.50)           $ (1.31)
                                           ==================================================================

                                            Three months ended Sept. 30,          Nine months ended Sept. 30,
Diluted loss per share:                          2002             2001               2002               2001
                                           ------------------------------------------------------------------
Reported net loss                              $(0.13)         $ (0.26)           $ (0.50)           $ (1.34)
Goodwill amortization                              --             0.01                 --               0.03
                                           ------------------------------------------------------------------
Adjusted diluted net loss per share            $(0.13)         $ (0.25)           $ (0.50)            $(1.31)
                                           ==================================================================

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations for the periods ended September 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions and other risks indicated in the Company's filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "plans," "expects," "intends" and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the following are some of the more critical judgment areas in the application of the Company's accounting policies that affect the Company's financial condition and results of operations.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Management is required to estimate the collectibility of the Company's trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates specific accounts when they become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to management and reevaluated and adjusted as additional information is received. The reserves also are determined by using percentages applied to certain aged receivable categories based on historical results.

INVENTORIES: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. The Company has experienced significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as declining market conditions. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.

DEFERRED TAXES: As of September 30, 2002, the Company had net deferred tax assets of $4.9 million, reflecting net operating loss carryforwards and temporary differences which will reduce taxable income in future years. Management is required to assess the realization of the deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. The future tax benefits related to the domestic deferred tax assets are not reserved as it has been more likely than not that they will be realized due to their relatively long carryforward periods. Although realization is not assured, management has concluded at this point that it is more likely than not that the net deferred tax assets will be realized. However, the Company has incurred significant losses from operations over recent quarters and due to uncertain market conditions and the difficulty in determining reliable forecasts, management's long and short-term forecasts will require frequent reassessment. As a result, the Company may need to establish valuation allowances for all or a portion of the net deferred tax assets.

Management has discussed the application of these critical accounting policies with the Board of Directors and Audit Committee. There was no adoption of any accounting policies during the three months ended September 30, 2002.

RESULTS OF OPERATIONS

REVENUES: Total revenues for the three months ended September 30, 2002 were $6 million. Revenues for the same period in 2001 ("comparative period") were $4.6 million. Telecom product revenues increased to $3.4 million for the three months ended September 30, 2002, from $1.3 million in the comparative period. Telecom product revenues have been growing steadily throughout 2002, as some of the Company's design wins have been moving into production. However, the telecommunications equipment market continues to struggle through a prolonged contraction. Combo product revenues also increased reaching $1.9 million for the three months ended September 30, 2002 compared to $1.6 million in the comparative period. These increases were partially offset by the anticipated decline in revenues from the Company's legacy product lines. Legacy product revenues decreased from $1.3 million in the comparative period to $257,000 for the three months ended September 30, 2002.

Two customers individually accounted for 43% and 28% of the Company's third quarter 2002 revenue. In the comparative period, one customer individually accounted for 42% of the Company's revenue.

Total revenues for the nine months ended September 30, 2002 were $18.3 million. Revenues for the nine months ended September 30, 2001 were $21.7 million. The reduction in revenues was generally due to the continued market slowdown, which has significantly reduced computer and communications equipment purchasing by key customers, as well as the discontinuance of several lines of legacy technologies. Legacy revenues decreased from $6.5 million for the nine months ended September 30, 2001 to $1.7 million for the nine months ended September 30, 2002. In addition to the decrease in legacy technologies, revenues from Fibre Channel products decreased from $4.2 million for the nine months ended September 30, 2001 to $980,000 for the nine months ended September 30, 2002. The decrease in legacy and Fibre Channel revenues was partially offset by revenue growth in combo technologies and the telecom product line. Combo technologies revenue increased to $6.6 million for the nine months ended September 30, 2002 from $4.9 million for the nine months ended September 30, 2001. Telecom product revenues increased to $8.4 million for the nine months ended September 30, 2002 from $5.2 million for the nine months ended September 30, 2001.

GROSS MARGIN: Gross margin as a percentage of revenues was 43% for the third quarter 2002 and 38% for the comparative period. The increase in the gross margin percentage primarily relates to cost improvement strategies implemented in certain product lines as well as improved operating efficiency in the Company's repair organization. These increases in gross margin were partially offset by a larger reserve for inventory obsolescence charge for the three months ended September 30, 2002 relative to the comparative period.

The gross margin percentage for the nine months ended September 30, 2002 and 2001 was 36% and 26%, respectively. The increase in the gross margin percentage primarily relates to an excess and obsolete inventory charge of $4.4 million incurred during the second quarter 2001 compared to an excess and obsolete inventory charge of $1.1 million incurred during the second quarter 2002. This increase was partially offset by the change in product mix. Gross margin as a percentage of revenues, before considering the excess and obsolete inventory charges, was 42% and 46% for the nine months ended September 30, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT: The Company's investment in the development of new products through research and development was $1.8 million for both the three months ended September 30, 2002 and the comparative period. As a percentage of revenue, research and development expenses were 30% in the third quarter 2002 and 39% in the comparative period. Research and development expenses decreased as a percentage of revenue due to the increase in revenue from the comparative period.

The Company's investment in the development of new products through research and development was $5.2 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of revenue, research and development expenses were 28% for the nine months ended September 30, 2002 and 28% for the nine months ended September 30, 2001. Approximately 57% of the decrease in research and development expenses for the nine months ended September 30, 2002 was due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending.

SALES AND MARKETING: Sales and marketing expenses were $1.4 million in the third quarter 2002 and $1.3 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 24% in the third quarter 2002 and 29% in the comparative period. Sales and marketing expenses decreased as a percentage of revenue due to the increase in revenue from the comparative period.

Sales and marketing expenses were $4.4 million and $5.5 million for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of revenue, sales and marketing expenses were 24% for the nine months ended September 30, 2002 and 26% for the nine months ended September 30, 2001. The decrease in sales and marketing expenses for the nine months ended September 30, 2002 was primarily due to a reduction in headcount associated with the Company's restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. In addition, commission and sales bonus expense was down approximately 12%, period over period, due to lower revenue levels. Sales and Marketing expenses were relatively flat as a percentage of revenues.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $846,000 in the third quarter 2002 and $795,000 in the comparative period. As a percentage of revenue, general and administrative expenses were 14% in the third quarter 2002 and 17% in the comparative period. General and administrative expenses decreased as a percentage of revenues due to the increase in revenues.

General and administrative expenses were $2.4 million and $2.9 million for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of revenue, general and administrative expenses were 13% for both the nine months ended September 30, 2002 and 2001. The decrease in general and administrative expenses for the nine months ended September 30, 2002 is primarily the result of a reduction in headcount associated with the Company's restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001.

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

Due to the decline in business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company's legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product revenues declined in the first quarter of

2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

INTEREST INCOME, NET: Interest income, net of interest expense, was $100,000 in the third quarter 2002 and $231,000 in the comparative period. The decrease primarily relates to lower investment rates of return.

Interest income, net of interest expense, was $427,000 and $417,000 for the nine months ended September 30, 2002 and 2001, respectively.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was $23,000 in the third quarter 2002 and ($395,000) in the comparative period. Other income (expense), net in the comparative period includes charges related to the amortization of goodwill of $60,000 and a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company's VOIP business. As the carrying value of the Company's goodwill exceeded its fair value, the Company wrote off the carrying amount of its goodwill in the fourth quarter of 2001. Additionally, there were no charges related to impairment of marketable securities during the three months ended September 30, 2002.

Other income (expense), net was $24,000 and ($616,000) for the nine months ended September 30, 2002 and 2001, respectively. Other income (expense), net in the nine months ended September 30, 2001, included charges for the amortization of goodwill of $180,000 and purchased intangibles of $330,000. As the carrying value of the Company's goodwill and purchased intangibles exceeded its fair value, the Company wrote off the carrying amount of its goodwill in the fourth quarter of 2001 and its purchased intangibles in the second quarter of 2001. In addition to the elimination of amortization expense related to goodwill and purchased intangibles during the third quarter 2001, the Company recorded a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company's VOIP business.

INCOME TAXES: The Company's effective income tax rate was (43%) for the nine months ended September 30, 2002, and (33%) for the nine months ended September 30, 2001. The effective rate for the nine months ended September 30, 2002, differed from the statutory rate due to foreign income, which is offset by foreign loss carryforwards. The effective rate for the nine months ended September 30, 2001 included the impact of nondeductible goodwill and purchased intangibles amortization.

NET LOSS: The Company reported a net loss of $721,000 in the third quarter 2002 and a net loss of $1.5 million in the comparative period. The Company reported a net loss of $2.8 million for the nine months ended September 30, 2002 and a net loss of $7.7 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, cash and cash equivalents totaled $12.4 million, an increase of $1.9 million from the December 31, 2001 balance of $10.4 million. The increase was attributable to cash provided by operating activities of $3 million and the effect of exchange rate changes of $110,000, partially offset by cash used by investing activities of $406,000 and cash used by financing activities of $783,000. Cash provided by operating activities was primarily comprised of a decrease in income taxes receivable of $2.5 million due to an income tax refund received in the second quarter, a decrease in inventories of $910,000 and a decrease in accounts receivable of $701,000, partially offset by cash used to fund operations of $2.8 million. Cash used by investing activities was primarily comprised of purchases of marketable securities of $1.2 million and fixed asset additions of $233,000, partially offset by proceeds from the sale of marketable securities of $1 million. Cash used by financing activities was primarily comprised of the purchase of redeemable common stock of $762,000.

At September 30, 2002, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2002.

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time. As of September 30, 2002, the Company had repurchased and cancelled shares at a combined purchase price of approximately $25,000 during the program.

The Company has a $5 million revolving credit facility with a financial institution. The revolving credit facility expires in June 2004. As of September 30, 2002, the Company had borrowings of $3.5 million under the facility classified as long-term debt on its balance sheet. These borrowings are fully collateralized by a certificate of deposit.

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retained the right as an equity owner and had assigned its voting rights to the Company. The Company canceled the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company's outstanding common stock. In July 2002, the Company made its final repurchase of stock from Motorola and therefore has no further obligation under the agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Due to the fact that the Company conducts business on a global basis in various foreign currencies, it is exposed to adverse movements in foreign currency exchange rates. The Company's operations in France are measured in the local currency converted to the U.S. dollar equivalent based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. Foreign currency translation and transaction gains and losses were not significant.

Market Price Risk

The Company maintains a minority equity investment in a publicly traded Company and recorded a $334,000 net after tax loss during 2001 on this investment. The Company has no equity hedge contracts outstanding as of September 30, 2002 or December 31, 2001.

Interest Rate Risk

The Company's investments are subject to interest rate risk. Interest rate risk is the risk that the Company's financial condition and results of operations could be adversely affected due to movements in interest rates. The Company invests its cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, and variable rate and fixed rate obligations of corporations and national governmental entities and agencies. Due to the demand nature of the Company's money market funds and the short-term nature of the Company's time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. The Company manages this risk through investments with shorter-term maturities and varying maturity dates. If the Company's short-term assets are reinvested in a declining interest rate environment, the Company would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         EXHIBITS

         99.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         10.1     Lease on facility at Parkway Center, Phase I, Plano, Texas

         10.2     Lease on facility at 2105 Luna Road, Carrollton, Texas

         REPORTS ON FORM 8-K

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INTERPHASE CORPORATION
                                                  (Registrant)
Date:  November 14, 2002

                                                  /s/ Steven P. Kovac
                                                  ---------------------------
                                                  Steven P. Kovac
                                                  Chief Financial Officer,
                                                  Vice President of Finance
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Gregory B. Kalush, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Interphase Corporation (the Company);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      Signature: /s/ Gregory B. Kalush
      -----------------------                           ------------------------
                                                        Chief Executive Officer

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Steven P. Kovac, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Interphase Corporation (the Company);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      Signature: /s/ Steven P. Kovac
      ------------------------                          ------------------------
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


      EXHIBITS               DESCRIPTION
      --------               -----------

         99.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         10.1     Lease on facility at Parkway Center, Phase I, Plano, Texas

         10.2     Lease on facility at 2105 Luna Road, Carrollton, Texas