Form 10-K
period 2002-12-31
INTERPHASE CORP
filed 2003-03-27
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1549797 (I.R.S. Employer Identification No.)

2901 North Dallas Parkway, Suite 200
Plano, Texas 75093
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (214) 654-5000
Securities registered pursuant to Section 12(b) of the Act:
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $18,464,079.

As of March 18, 2003, registrant had 5,514,276 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into this annual report on Form 10-K: Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 7, 2003 (Part III).

PART I

ITEM 1. BUSINESS

Introduction

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. The Company’s products connect computer and telecommunication servers to Wide Area Networks (WANs), Local Area Networks (LANs) and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and Integrated Services Digital Network (ISDN) technologies.

The Company maintains a website on the internet with the address of www.iphase.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2002 and copies of the Company’s Quarterly Reports on Form 10-Q for 2002 and 2003 and any current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such website. The general public may also read and copy any materials the Company files with the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Key Terms and Definitions

Interphase is a technology company and many terms used by the Company may be unfamiliar to those outside the industry. Following are some key terms that may be useful in helping the reader understand the products, technologies and markets relevant for the Company.

Adapter — Also called a host bus adapter (HBA) or network interface card (NIC). An adapter is a device that connects a computer server to one or more peripheral devices (such as switches, hubs, storage devices, etc.) or other computers. An adapter card typically plugs into the expansion bus on the motherboard of the computer and communicates with the operating system controlling the system via the use of specific device drivers.

ATM — (Asynchronous Transfer Mode) A network technology for both LANs and WANs that supports real time voice, real time video and data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service (QoS) for that transmission. However, unlike telephone switches that dedicate circuits end to end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Mbps.

Broadband — A transmission facility (communications link) that has bandwidth (capacity) greater than a voice grade line.

CDMA — (Code-Division Multiple Access) Protocols used in wireless communications that allow numerous signals to occupy a single transmission channel, optimizing the use of available bandwidth. The technology is used in ultra-high-frequency (UHF) cellular telephone systems.

CDMA2000 — (Code-Division Multiple Access — 2000) A third-generation (3G) mobile wireless technology also known as IMT-2000, and based on the standard CDMA technology.

Communications Controller — Communications module (similar to a network interface card) designed specifically for carrier-grade computer systems that often support signaling, switching and routing networks. Communication controllers must conform to specifications that maintain overall system compliance to the rigorous performance and reliability standards that apply to telecom service provider equipment into which they are integrated.

CompactPCI — An industrial grade variation of the PCI bus standard that utilizes the Eurocard (VME) form factor. CompactPCI has been widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9’s” (99.999%) reliability.

Converged Next Generation Networks — (Formerly referred to as Advanced Intelligent Networks) The primary architecture of the public switched telephone system (PSTN) in the 1990s, which provides enhanced voice, video and data services and dynamic routing capabilities. It uses digital switches known as Signal Switching Points (SSPs) that query databases in computer systems known as Service Control Points (SCPs). The newest generation of applications include: soft switches and media gateways which enable convergence of the PSTN with other communications mediums such as cell phones, Internet, email, etc.

Device Drivers — A program routine that links an adapter card (or other device) to the operating system. It is written by software engineers who understand the detailed knowledge of the adapter’s command language and characteristics and contains the precise machine language necessary to perform the functions requested by the application. When a new adapter is added to the computer, its driver must be installed in order to run it. The operating system calls the driver, and the driver “drives” the adapter. Routines that perform internal functions, such as memory managers and disk caches, are also called drivers.

DSL — A relatively new broadband technology that carries data signals up to 20 times faster than 56K dial-up modems on the high-frequency portions of phone lines that also transmit voice. Unlike with dial-up services, DSL users don’t dial a phone number to log on to the Internet. Like cable-modem service, a DSL line is continuously open. DSL requires two modems, one at the customer end and one at the phone company end (called a DSLAN), which communicate constantly with each other. DSL providers don’t usually sell their services directly to consumers — they typically resell them through Internet service providers such as America Online and Earthlink.

Fast Ethernet — A variation of the Ethernet standard (10Base-T) that provides 100 Mbps transmission bandwidth, and up to 200 Mbps total I/O throughput with full duplex operation.

Fibre Channel — A high-speed transmission technology that can be used as a front-end communications network, a back-end storage network, or both at the same time. With Fibre Channel, servers can not only talk to the storage system via SCSI (storage protocol, see below), but the hosts can talk to each other via IP (Internet Protocol) over the same network. Fibre Channel supports existing peripheral interfaces and communications protocols. Its name is somewhat misleading, as Fibre Channel supports coaxial cable and twisted pair copper wiring as well as single mode and multimode fiber connections.

Frame Relay — A high-speed packet switching protocol used in wide area networks (WANs). Providing a granular service of up to DS3 speed (45 Mbps), it has become very popular for LAN-to-LAN connections across remote distances. All the major telecommunications carriers offer frame relay services. Frame relay is much faster than X.25 networks, the first packet-switching WAN standard, because frame relay was designed for today’s reliable circuits and performs less rigorous error detection.

Gigabit Ethernet — An Ethernet technology that raises transmission speed to one Gbps and is used primarily for backbone networks and high-speed server-to-server connectivity.

ISDN — A system of digital connections that has been available for over a decade and has gained increased use in the last few years for high-speed data and video transmission.

LAN — (Local Area Network) A short distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.

Media Gateway — A networking device that converts data from the format required for one type of network to the format required for another. The media gateway is controlled by the media gateway controller. Both are a component of softswitch.

NAS — (Network Attached Storage) A network topology that provides a common pool of storage that can be shared by multiple servers and clients, regardless of their file system or operating system. NAS servers are self-contained, intelligent devices that attach directly to an existing LAN. A file system is located and managed on the NAS server and data is transferred to network clients over industry standard network protocols such as IP (Ethernet).

NGN — (Next Generation Network) Sometimes referred to as the “converged” voice and data network, NGN technology refers to post public switched telephone network (PSTN) telecommunications networks. Elements of an NGN include, among other items, soft switches media gateways.

Node B — A component of a 3G wireless base station containing radio transmitters and receivers.

OC-3/STM-1 — The American and European standards (respectfully) for ATM optical interconnect 3 traffic, which is a digital transmission link with capacity of 155 Mbps.

Operating System — The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it’s running in or by a third party. It is an important component of the computer system because it sets the operational guidelines for all application programs that run on the system. All programs must “talk to” the operating system. Popular network operating systems today include Windows NT and 2000, HP-UX, AIX and Linux.

PCI — A bus standard (Peripheral Components Interconnect) that is currently the main general-purpose bus in virtually every desktop computer and a majority of servers throughout the world.

PCI-X — A high-performance extension to the PCI Local Bus that is designed to meet the increased I/O demands of technologies such as Fibre Channel, Gigabit Ethernet and Ultra3 SCSI.

PMC — (PCI Mezzanine Card) a low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI.

PTMC — (PCI Telecom Mezzanine Card) A mezzanine card with connectors specific to telecom applications, based on the industry standard PICMG 2.15.

RAID — (Redundant Array of Inexpensive Disks) A set of physical disk drives viewed by the user as a single logical device. Data is written to a number of disk drives in a RAID so that if one fails, the data can be retrieved from one of the remaining drives.

Remote Access Server — A remote access server is a computer that provides access to remote users (such as telecommuters, road warriors and branch office locations) via analog or digital modems and ISDN connections.

RNC — (Radio Network Controller) A component of a 3G wireless base station that controls radio transmitters and receivers and performs other radio access and link maintenance functions.

SAN — (Storage Area Network) A flexible “any-to-any” networking infrastructure linking multiple servers to multiple storage devices. Based on Fibre Channel technology, SANs have recently emerged as the highest performance data communications environment available today to interconnect servers and storage. Running at Gigabit speeds, SANs offer better scalability, fault recovery and general manageability than current client-server LAN-based approaches for real-time and data intensive applications. Storage Area Networks are being widely deployed for video editing, prepress and data mining applications throughout the general IT marketplace.

SCSI — (Small Computer System Interface) Pronounced “skuzzy,” SCSI is a widely used communications technology for connecting computer servers to storage devices. The technology is especially popular in applications where network servers are attached to numerous SCSI drives and configured as fault-tolerant RAID clusters. In the event one drive fails, the system is still operational. SCSI-based RAID is widely used in file servers, database servers and other network servers. Interphase products utilize Ultra2 SCSI, which provides up to 80 Mbps data throughput and Ultra3 SCSI, which doubles the throughput to 160 Mbps.

Server — A computer in a network shared by multiple users. These are typically more powerful than computers used by individuals (often referred to as “desktops”) and require advanced I/O connectivity. In enterprise network environments, some computers may be dedicated to a single task. For instance, an Internet server is a computer that provides World Wide Web services on the Internet. If the Web server is used internally and not by the public, it may be known as an “intranet server.”

Softswitch — (Software Switch) A generic term for an open application program interface software used to bridge a public switched telephone network and Voice over Internet Protocol by separating the call control functions of a phone call from the media gateway (transport layer).

SS7 — (Signaling System 7) The protocols used in the U.S. telephone system for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier. It also routes local calls based on the first three digits of the phone number.

T1 — A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second). T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances. E1 is the European equivalent and J1 is the Japanese equivalent to T1.

T3 — A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a T3 link is capable of handling 672 voice conversations. E3 is the European equivalent and J3 is the Japanese equivalent to T3.

UMTS — (Universal Mobile Telecommunications System) The technology envisioned for the next generation of Global System for Mobile Communications (GSM), and the European member of the 3G wireless standards. UMTS is designed to support constant connectivity to the Internet for mobile voice and data users regardless of their location.

WAN — (Wide Area Network) A communications network that covers a wide geographic area, such as state or country. A WAN typically extends a LAN (Local Area Network, see above) outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN (virtual private network) connectivity.

W-CDMA — (Wideband Code-Division Multiple Access) A third-generation (3G) mobile wireless technology offering much higher data speeds to mobile and portable wireless devices than commonly offered in today’s market.

1xRTT — A subset of CDMA2000, a 3G wireless technology.

6U — A standard size and design of printed circuit boards and the chassis that holds them.

Strategy

The Company’s strategy is to provide innovative, high-performance connectivity solutions for the telecommunications and enterprise server markets. To achieve this strategy, Interphase pursues several key initiatives that include:

Providing an advanced line of communication controllers for next-generation telecom servers.

To capitalize on the trend towards the acquisition of I/O connectivity from third party vendors by telecommunication server providers, Interphase offers a comprehensive line of carrier-class communications controllers for:

•	2.5 and 3G Wireless - controllers that provide enhanced mobile services and integration with other networks

•	Broadband/Network Telephony Access - controllers that enable high-speed network connectivity, i.e. Internet access.

•	Next Generation Networks and the Advanced Intelligent Networks (AIN) - controllers that help service providers migrate their AIN facilities to more scalable and cost-effective architectures and provide new platforms for Soft switch and Media Gateway convergence of voice and data networks

To further assist telecommunication server providers, Interphase launched its professional services organization in 2001 responsible for customizing software and third party applications to customer specific designs. With high-performance communication controllers, software development tools, protocol support, experience with third party protocols and complementary professional services, Interphase helps decrease costs and improve time-to-market for service providers building next-generation telecom networks.

Offering a comprehensive server I/O adapter product portfolio.

In order to provide Interphase customers with effective storage networking solutions, Interphase offers a comprehensive line of storage networking adapters specifically designed for use in demanding, enterprise class applications such as:

•	Enterprise Networking — mission critical backbone and Internet servers

•	Server-attached Storage — high-throughput direct-attached storage servers

•	Storage Area Networks — servers providing connectivity for SAN and NAS applications

Delivering superior customer service.

Over the past 25 years, Interphase has established strong relationships with key Fortune 500 suppliers of enterprise computer and telecommunication servers. Much of this success has been due to the superior pre- and post-sale service the Company delivers to customers. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company’s technical support is divided into functional groups supporting either server I/O or telecommunication product offerings, allowing Interphase to specifically focus its support efforts for the different needs and requirements of its customers in these differing market segments.

Developing strategic partnerships.

Interphase is an acknowledged leader in designing products for multi-vendor interoperability. The Company leverages this leadership position into strategic partnerships with its Diamond Developer Partners Program. Through this program, Interphase builds synergistic marketing and technical relationships with other key suppliers in its respective markets. Rigorous product testing and early access to new partner product releases allows tighter product integration and helps assure compatibility for the Company’s end-user customers. Also, Interphase’s joint software development, particularly with third party protocol vendors, decreases the integration time for customers by offering a pre-integrated solution.

Products

Interphase offers an advanced line of telecom communication controllers, a comprehensive portfolio of Fibre Channel SAN adapters and adapters for remote access and WAN communications.

Telecom Communication Controllers

Interphase products designed for use in next-generation Broadband telecommunication servers include:

•	iNAV 4000 CompactPCI Blade - a protocol interworking, network protocol processing board with on-board intelligence suited to Broadband convergence applications such as wireless gateways and media gateways.

•	iNAV 3000 CompactPCI Blade - a telecom “carrier” card designed to enable PMC cards to function in a CompactPCI environment aimed at narrowed applications.

•	1635 CompactPCI Packet Switched Backplane T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller, based on the PICMG 2.16 Ethernet backplane standard, with an advanced architecture featuring the Motorola MPC8260 RISC CPU that offers superior performance over T1/E1/J1 communication links. The 1635 also offers dual Ethernet interfaces to 2.16 backplanes, and can convert both SS7 and ATM to IP for access to the Ethernet backplane.

•	4531 PMC ATM over T3/E3 Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM communications over T3/E3 connections for applications such as aggregating Internet traffic for transport over the public ATM backbone network.

•	4531S PMC ATM over T3/E3 Communications Controller - an intelligent, high-performance, PCI Mezzanine Card that provides software selectable T3/E3 network access, and can support multiple protocols on-board, increasing overall system performance.

•	4532 PMC Single-port OC-3/STM-1 Communications Controller — an intelligent, high-performance, PCI Mezzanine Card that provides direct access to SONET networks and software selectable access to OC-3/STM-1 ATM network, as well as a 10/100 Ethernet interface. The 4532 is the only product in its class, and is ideally suited for 3G networks that define ATM as the interconnect between RNCs and Node Bs, for example. It also targets broadband access networks and gateways that require on-board ATM to IP interworking.

•	4534 PMC Quad-port Serial Communications Controller - a PCI Mezzanine Card that provides reliable, high performance serial communications for multiple telecommunication protocols including ATM, ISDN, Frame Relay, X.25 and PPP.

•	4535 PMC Multiprotocol Communications Controller - a PCI Mezzanine Card that provides four high-speed serial communication links to provide connection to the Public Switch Telephone Network to support advanced SS7 or AIN applications.

•	4537 PMC Multiprotocol Communications Controller - a PCI Mezzanine Card targeted specifically for telecommunication applications that require multiple T1/E1 interfaces. The 4537 supports multiple frame-based protocols, such as ATM and SS7, provides options for front or rear I/O access, and includes an integrated Channel Service Unit.

•	4538 PMC Communications Controller - a PCI Mezzanine Card with 2 software selectable T1/E1/J1 interfaces front access plus a 10/100 Ethernet port, it is targeted for signaling and control plane applications in wireless and NGN telecom networks. With its on-board SS7 protocol processing and excellent SS7 performance, and its Ethernet access, it is a modular solution for signaling platforms and signaling gateway applications.

•	4539 PMC Communications Controller - a PCI Mezzanine Card targeted for signaling/control plane and broadband/user plane telecom networks. The 4539 offers four software selectable T1/E1/J1 interfaces via rear access, and a 10/100 Ethernet interface on the front. The 4539 supports multiple protocols on board, including ATM, and it can serve both narrowband and broadband networks in one solution.

•	4575 PMC ATM Communications Interface Card - a PCI Mezzanine Card that provides reliable, high performance ATM SONET OC-3 155 Mbps connectivity.

•	4576 PMC ATM Communications Interface Card - the next generation of the 4575 product.

•	5575 PCI ATM Communications Interface Card - a PCI adapter card that provides full duplex ATM connectivity for systems running Windows NT, Novell NetWare, UnixWare, Solaris and AIX.

•	5576 PCI ATM Communications Interface Card - the next generation of the 4575 product.

•	6535 CompactPCI T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller with an advanced architecture featuring the Motorola MPC8260 RISC CPU that offers superior performance over T1/E1/J1 communication links.

•	6575 CompactPCI ATM Communications Controller - a 3U or 6U CompactPCI adapter that provides full duplex ATM connectivity at OC-3 data rates for industrial and telecommunication server computers.

Server I/O Products

Interphase server I/O products targeted for use in enterprise applications include the following:

•	4526T PowerSAN PCI Fibre Channel Adapter - a 33Mhz PMC adapter which provides single port 1-Gbps Fibre Channel connectivity.

•	5540 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides price-effective 1-Gbps storage connectivity for basic Fibre Channel SAN connectivity.

•	5541 PowerSAN PCI Fibre Channel Adapter — a low profile version of the 5540 that is only half of the height of normal PCI cards, allowing use in the new smaller profile (1U) servers being increasingly used in Internet server and e-commerce applications.

•	5550 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides two independent 1-Gbps Fibre Channel connections for high-reliability SAN applications.

•	5560 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides 2-Gbps Fibre Channel connectivity for applications requiring maximized data throughput.

•	FibreView Enterprise - a JAVA-based management utility which allows enterprise IT managers to control Fibre Channel server connections from anywhere within the network via the Internet.

•	5570 SlotOptimizer (Combo) PCI Storage Networking Adapter — a 64-bit PCI multifunction adapter card providing full duplex Gigabit Fibre Channel and high-performance Gigabit Ethernet connectivity.

•	552C SlotOptimizer (Combo) PCI Storage Networking Adapter — a 64-bit PCI multifunction adapter card combining dual channel Ultra2 SCSI connectivity with two 10/100 Ethernet ports.

•	553C SlotOptimizer (Combo) PCI Storage Networking Adapter — a 64-bit PCI multifunction adapter card combining dual channel Ultra3 SCSI connectivity with two 10/100 Ethernet ports.

•	551E SlotOptimizer (Combo) Single-port Fast Ethernet Adapter — a 64-bit PCI adapter card.

•	554E SlotOptimizer (Combo) Quad-port Fast Ethernet Adapter — a 64-bit PCI adapter card that provides four independent full-duplex Fast Ethernet ports.

New Product Development

The primary target markets for the Company’s products are characterized by those areas of a telecom network that can reduce cost for carriers, decrease their time to market for deployment of new and existing services and finally, preserve carriers’ network equipment investment. The economic downturn in the telecom business sector has forced telecom service providers and network equipment providers, or NEPs, to reexamine their areas of competitive value add and streamline their business operations. In particular, service and NEPs have been consolidating their product development and manufacturing groups, which actions generally lead to an increase in the use of off-the-shelf products, such as the products sold by Interphase. Consequently, the Company’s new product development is driven by the profitable growth areas in the market where NEPs use off the shelf designs and emerging standards that improve the performance and reliability of standard designs and the race to market.

To better address the emerging market opportunities in UMTS/W-CDMA and CDMA-2000/1xRTT wireless servers (“3G Wireless”) and media gateways and signaling elements, Interphase is expanding its product line to incorporate more ATM to IP interworking functions, increased access to Ethernet networks and backplanes, and overall higher-performance on-board protocol processing performance. This is achieved through enhancements to existing products and the launch of new product lines and services in the telecom products portfolio.

Interphase also targets enterprise data centers facing the ongoing pressure to scale their infrastructure to satisfy the storage I/O demand for new data-intensive applications. Interphase continues to expand its SlotOptimizerTM combination I/O adapter product line designed to overcome the I/O slot constraints of today’s smaller servers. These products are designed to combine high-performance LAN and storage interface technologies (such as various speeds of Ethernet, SCSI and Fibre Channel) into a single adapter, providing multiple networking connections that make more efficient use of precious PCI slots.

The Company has been engaged in the development of new products and the refinement of its existing products since its inception. The Company has invested $7 million in 2002, $7.8 million in 2001 and $10.4 million in 2000 in its research and development activities. Interphase has been active in the formulation of industry standards sanctioned by groups such as the PCI Industrial Manufacturers Group (PICMG), IEEE, ANSI, VME International Trade Association (VITA), Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, and Storage Networking Interoperability Association (SNIA), and FC-Open (Fibre Channel) Consortium.

Marketing and Customers

The Company’s standard products are sold to OEM’s for inclusion in scientific, industrial, medical, engineering workstations, printing, mini-supercomputer, graphics and other computer applications. These purchasers incorporate the Company’s products in proprietary systems for resale to distributors, system integrators and VAR’s (which may add specially designed software) prior to resale to end-users. Also, the Company sells products directly to sophisticated end-users such as the military. During 2002, sales to Hewlett Packard and Lucent accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. During 2001, sales to Hewlett Packard and SCI Systems accounted for $8.5 million or 30% and $4.2 million or 15% of the Company’s consolidated revenues, respectively. During 2000, sales to Hewlett Packard and Terayon Communication Systems accounted for $10 million or 18% and $5.9 million or 11% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

The Company markets its products through its direct sales force and value-added distribution partners. In addition to the Company’s headquarters in Plano, Texas; the Company has sales offices located in or near Boca Raton, Florida; Santa Clara, California; Boston, Massachusetts; Minneapolis, Minnesota; Ottawa, Canada; Munich, Germany; Beijing, China; Helsinki, Finland; Paris, France; and Bangkok, Thailand. The Company’s sales personnel market products directly to key customers and support the distribution channel. In addition, the Company has entered into distribution agreements with key national and international distribution partners, including Arrow North American Computer Products (North America), Crellon Microsystems (UK), ACAL (The Netherlands), Future Systems (Korea), Macnica (Japan), Adlink, Limited (China), Alloy Computer (Australia), Powerbridge (Germany) and many others. See Note 17 of the accompanying notes to the consolidated financial statements for information regarding the Company’s revenues related to North America and other foreign countries.

Interphase emphasizes its extensive product support, training and field support to its customers. The Company’s products are generally sold with a one-year warranty covering components and labor, however, certain contracts with major OEM customers allow for longer warranty periods. The Company also offers extended warranties and support, however at December 31, 2002, a limited number of agreements were in place.

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

The majority of the Company’s sales are to OEMs with payment terms typically being net 30-90 days from the date of invoice.

Manufacturing and Supplies

Manufacturing operations are currently conducted at the Company’s manufacturing facility located in Carrollton, Texas. The Company’s products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

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

The Company generally does not manufacture products to stock in finished goods inventory, as substantially all of the Company’s production is dedicated to specific customer purchase orders. As a result, the Company does not have any material requirements to maintain significant finished goods inventories.

Intellectual Property and Patents

While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate technological changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products. The Company does not currently hold any patents relative to its current product lines. Instead, the Company relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company’s products. Further, the laws of some countries do not provide the same degree of protection of the Company’s proprietary information, as do the laws of the United States. Finally, the Company’s adherence to industry-wide technical standards and specifications may limit the Company’s opportunities to provide proprietary product features capable of protection.

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

Employees

At December 31, 2002, the Company had 155 full-time employees, of which 40 were engaged in manufacturing and quality assurance, 56 in research and development, 35 in sales, sales support, customer service and marketing and 24 in general management and administration.

The Company’s success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in a large part upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is intense.

None of the Company’s employees are covered by a collective bargaining agreement and there have been no work stoppages. The Company considers its relationship with its employees to be good.

Competition

The Company’s competition includes vendors specifically dedicated to the storage I/O and telecommunication product markets. Most of the Company’s major OEM customers have chosen to outsource the design, manufacture and software integration of communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize off the shelf products for their product design. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share.

Risk Factors

Potential Fluctuations in Period-to-Period Results

Interphase has experienced fluctuations in its period-to-period revenue and operating results in the past and may experience fluctuations in the future. The Company’s sales on both an annual and a quarterly basis can fluctuate as a result of a variety of factors, many of which are beyond its control.

The Company may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause the Company’s operating results to fall short of anticipated levels for any period. Delays by Interphase’s OEM customers in producing products that incorporate the Company’s products could also cause operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in the Company’s revenue and operating results include success in achieving design wins, the market acceptance of the OEM products that incorporate the Company’s products, the rate of adoption of new products, competition from new technologies and other companies, and the variability of the life cycles of Interphase’s customers’ products.

Because fluctuations can happen, Interphase believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that investors should not rely on the results for any one quarter as an indication of how Interphase will perform in the future. Investors should also understand that, if the Company’s revenue or operating results for any quarter are less than the level expected by securities analysts or the market in general, the market price for the Company’s common stock could immediately and significantly decline.

Continued Computer and Communications Market Slowdown

During 2002 and 2001, the global computer and communications market has significantly deteriorated reflecting a significant reduction in capital spending in these markets. The Company’s sales and results of operations have been adversely affected by this market deterioration.

If capital investment levels in these markets continue to decline, or if the computer and communications market does not improve or improves at a slower pace than anticipated, the Company’s revenues and profitability will continue to be adversely affected. In addition, if the Company’s sales volume and product mix do not improve, our gross margin percentage may not improve, resulting in lower than expected results of operations.

The significant slowdown in capital spending in the Company’s target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time. As a result of the uncertainty and variations in these markets, accurately forecasting revenues, results and cash flow is increasingly difficult.

Technological Change and New Product Introductions

The market for the Company’s products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company’s future revenue will depend upon the Company’s ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in its products or their component parts, or the failure to achieve market acceptance for its products could have a material adverse effect on the Company’s revenue and operating results.

Competition

The telecommunications, signaling and networking business is extremely competitive, and the Company faces competition from a number of established and emerging start-up companies. Many of the Company’s principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company’s products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company’s revenue and operating results. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company’s revenue and operating results.

Dependence on Key Customers

While the Company enjoys a very good relationship with its customers, there can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Customers typically do not enter into long-term volume purchase contracts with the Company, and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders or a delay in shipment of the Company’s products to such customers could have a material adverse effect on the Company’s revenue and operating results.

Design Wins

A design win is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning approximately 12 to 24 months after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can delay or prevent the design win from reaching the production phase. The customer’s failure to bring their product to the production phase could have an adverse effect on the Company’s revenue and operating results.

Product Liability

If the Company delivers products with errors, defects or problems, its credibility and the market acceptance and sales of its products could be harmed. Further, if Interphase’s products contain errors, defects and problems, then the Company may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against Interphase or against its customers. Interphase has agreed to indemnify its customers in some circumstances against liability from defects in its products. While no such litigation currently exists, product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to Interphase, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements. A successful product liability claim could seriously harm the Company’s business, financial condition and results of operations.

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

Dependence on Third-Party Suppliers

Certain components used in the Company’s products are currently available to the Company from one or a limited number of sources. There can be no assurance that future supplies will be adequate for the Company’s needs or will be available on prices and terms acceptable to the Company. The Company’s inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect the Company’s gross margins, either of which could have a material adverse effect on the Company’s revenue and operating results.

Dependence on Internal Manufacturing

The Company manufactures its products at its Carrollton, Texas facility, and does not currently have alternative manufacturing capabilities, either internally or through third parties, to perform those manufacturing functions. If the Company were able to identify alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services at the same costs that the Company currently enjoys. In the event of an interruption in production, the Company may not be able to deliver products on a timely basis, which could have a material adverse effect on the Company’s revenue and operating results. Although the Company currently has business interruption insurance, no assurances can be given that such insurance will adequately cover the Company’s lost business as a result of such an interruption.

Dependence on Proprietary Technology

The Company’s success depends upon its proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company’s employees are subject to the Company’s employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others.

Although management believes that the Company’s products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, possibly resulting in costly litigation in which the Company may not ultimately prevail. Adverse determinations in such litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company’s revenue and operating results.

It may be necessary for the Company to enter into technology licenses from others due to the large number of patents in the computer networking industry and the rapid rate of issuance of new patents and new standards or to obtain important new technology. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Such delays or reductions in product shipments could have a material adverse effect on the Company’s revenue and operating results.

Dependence on Employees

The Company’s success depends on the continued contributions of its personnel and on its ability to attract and retain skilled employees. Although the Company’s employees are subject to the Company’s employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements or non-competition covenants. Changes in personnel could adversely affect the Company’s operating results.

The Company has Incurred Significant Losses in the Past

The Company has incurred net losses of approximately $8.4 million for the year ended December 31, 2002 and $9.6 million for the year ended December 31, 2001. As part of a broader strategic refocusing, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000, however legacy product revenues have consistently declined in 2001 and 2002. Management does not expect significant revenues from its legacy product lines in future periods. However, management does expect to return to revenue growth in 2003 driven by the design wins of the Company’s high performance controllers in previous years. In order to achieve sustainable profitability, the Company will need to generate significantly higher revenues while containing costs and operating expenses. Management cannot be certain that the Company’s revenues will grow or that the Company will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.

The Company May Need More Working Capital to Fund Operations and Expand the Business

Management believes the Company’s current financial resources will be sufficient to meet the present working capital and capital expenditure requirements for the next twelve months. However, the Company may need to raise additional capital before this period ends to further:

•	fund research and development of new products beyond what is expected in 2003;

•	expand the Company’s product and service offerings beyond what is contemplated in 2003 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy the liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or increase the Company’s working capital line of credit. The sale of additional equity securities could result in additional dilution to the Company’s shareholders. From time to time, management expects to evaluate the acquisition of or investment in businesses and technologies that complement the Company. Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, the Company’s ability to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures would be limited. This limitation could negatively impact the results of operations and financial condition of the Company.

ITEM 2. PROPERTIES

The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative, engineering and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices and the manufacturing and operations center leases extend through the end of 2005. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that supports the European markets. The Chaville, France lease extends through June 2005. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since January 1984, shares of the Company’s common stock have been traded on the Nasdaq National Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low price for each quarter during 2002 and 2001 as reported by Nasdaq.

2002	High	Low

First Quarter	5.970	4.020
Second Quarter	4.870	3.500
Third Quarter	4.640	3.000
Fourth Quarter	4.180	3.060

2001	High	Low

First Quarter	13.875	6.750
Second Quarter	7.560	5.150
Third Quarter	5.100	3.210
Fourth Quarter	5.860	3.170

The Company had approximately 3,300 beneficial owners of its common stock, of which 55 were of record as of March 18, 2003.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire 15% or more of the Company’s common stock and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company’s common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain anti-takeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company has reserved 7,000,000 shares of common stock for this plan. The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the common stock.

In November 2001, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The Company’s Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time.

See Note 11 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder approved stock option plans.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the notes thereto appearing elsewhere herein, as applicable.

It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the notes, for the years ended December 31, 2002, 2001 and 2000.

Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31,

	2002	2001	2000	1999	1998

Revenues	$25,123	$28,732	$55,697	$73,502	$68,690

Gross margin	9,792	9,004	29,688	34,702	33,598

Research and development	7,005	7,757	10,359	10,590	10,766
Sales and marketing	5,991	6,812	10,731	11,036	10,060
General and administrative	3,285	3,759	4,824	5,366	5,417
Restructuring costs and other special charges	—	2,091	—	—	—
Goodwill impairment charge	—	2,350	—	—	—

Operating (loss) income	(6,489)	(13,765)	3,774	7,710	7,355
Other, net	611	(20)	333	(1,030)	(1,583)

(Loss) income from continuing operations before income taxes	(5,878)	(13,785)	4,107	6,680	5,772
(Loss) income from continuing operations	(8,401)	(9,572)	2,400	4,291	3,542
Discontinued operations, net	—	—	571	(867)	(829)

Net (loss) income	$(8,401)	$(9,572)	$2,971	$3,424	$2,713

(Loss) income from continuing operations per share Basic EPS	$(1.51)	$(1.68)	$0.41	$0.77	$0.64
Diluted EPS	$(1.51)	$(1.68)	$0.38	$0.70	$0.63
Net (loss) income per share
Basic EPS	$(1.51)	$(1.68)	$0.51	$0.61	$0.49
Diluted EPS	$(1.51)	$(1.68)	$0.48	$0.56	$0.48
Weighted average common shares	5,551	5,705	5,805	5,593	5,508
Weighted average common and dilutive shares	5,551	5,705	6,237	6,113	5,628

Balance Sheet Data:
(In Thousands)

	December 31,

	2002	2001	2000	1999	1998

Working capital	$24,254	$31,601	$37,502	$35,314	$26,314
Total assets	30,749	39,243	54,473	54,671	50,288
Total liabilities	7,931	7,323	12,534	14,536	18,463
Redeemable common stock	—	762	1,780	2,796	3,813
Shareholders’ equity	22,818	31,158	40,159	37,339	28,012

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, our reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the following are some of the more critical judgment areas in the application of the Company’s accounting policies that affect the Company’s financial condition and results of operations. Management has discussed the application of these critical accounting policies with the Board of Directors and Audit Committee.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with Generally Accepted Accounting Principals (“GAAP”) and related SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed.

Revenue derived from the development and installation of highly customized software packages under a professional services contract is recognized on a percentage of completion basis measured by the relationship of hours worked to total estimated contract hours and the costs incurred as of the date of measurement. The Company follows this method since reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. If estimates were to indicate that a loss would be incurred on a contract upon completion, a provision for the expected loss would be recorded in the period in which the loss became evident.

Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. Changes in claim rates and differences between actual and expected warranty costs could impact the warranty reserve estimates.

Allowance for Doubtful Accounts: Management is required to estimate the collectibility of the Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management and reevaluated and adjusted as additional information is received. The reserves also are determined by using percentages applied to certain aged receivable categories based on historical results.

Allowance for Returns: The Company estimates its allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns. Changes in return rates could impact allowance for return estimates.

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

Long-Lived Assets: Property and Equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such determination is made in accordance with the applicable Generally Accepted Accounting Principals requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. All impairments are recognized in operating results when a permanent reduction in value occurs.

Tax Assessments: The Company is periodically engaged in various tax audits by federal and state governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings if applicable.

Deferred Taxes: The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets.

CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of sales	61.0%	68.7%	46.7%

Gross margin	39.0%	31.3%	53.3%
Research and development	27.9%	27.0%	18.6%
Sales and marketing	23.8%	23.7%	19.3%
General and administrative	13.1%	13.0%	8.6%
Restructuring costs and other special charges	—	7.3%	—
Goodwill impairment charge	—	8.2%	—

Operating (loss) income	(25.8)%	(47.9)%	6.8%

Interest, net	2.0%	1.9%	1.1%
Other, net	.4%	(2.0)%	(0.5)%

(Loss) income from continuing operations before income taxes	(23.4)%	(48.0)%	7.4%
(Benefit) provision for income taxes	10.0%	(14.7)%	3.1%

(Loss) income from continuing operations	(33.4)%	(33.3)%	4.3%
Discontinued operations, net	—	—	1.0%

Net (loss) income	(33.4)%	(33.3)%	5.3%

OVERVIEW

In the midst of the Company’s efforts to provide the telecommunications industry with the same high-performance and reliability that Interphase had traditionally delivered in enterprise network environments, the global telecommunications and computer networking industries, as a whole, significantly deteriorated in fiscal year 2001 and continued to decline in 2002. The Company’s revenue and profitability were adversely impacted due to these market conditions as its target customers delayed or canceled projects while reducing resource levels through downsizing and layoffs. While in the longer term, we believe that these actions will enhance our ability to sell these customers our solutions; it has caused uncertainty in the shorter term about the level of demand for our products and the status of current programs we are involved in, and impaired our ability to predict trends and demand.

Over the past two years, we have worked closely with our customers to consider their needs and position our current and future product and services offerings. We have also significantly reduced our overall cost structure and quarterly breakeven revenue level. However, if telecom and enterprise communication OEM spending levels continue to decline or if the communications controller markets that we serve do not improve or improve at a slow rate, our revenues as well as profitability will be negatively impacted. We expect to see revenue growth in 2003 from prior years’ design wins. Our final results are expected to improve by realizing higher gross margin rates resulting from lower excess and obsolete inventory charges, improved product mix, and reductions in manufacturing overhead cost although we anticipate an overall increase in operating expenses due to continued investments in research and development and sales and marketing efforts to position the Company for long term success.

RESULTS OF OPERATIONS

In September 1999, the Company completed the sale of its Voice Over Internet Protocol (“VOIP”) business. Accordingly, the Company’s consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

Revenues: Total revenues for the years ended December 31, 2002, 2001 and 2000 were $25.1 million, $28.7 million and $55.7 million, respectively.

Revenues decreased 13% in 2002 compared to 2001. Among other factors such as the expected decline of revenues from legacy and storage products as the Company concentrated its sales efforts on its next-generation solutions, the reduction in revenues was primarily due to the continued telecommunications and computer networking market downturn. This downturn has resulted in reduced equipment purchasing and delayed or cancelled programs in various existing customers and targeted accounts. Legacy technology revenues decreased from $8.8 million for the year ended December 31, 2001 to $2.2 million for the year ended December 31, 2002. In addition to the decrease in legacy technologies, revenues from Fibre Channel products decreased from $5.9 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002. The decrease in legacy and Fibre Channel revenues was partially offset by revenue growth in combo and telecom technologies. Combo product revenues increased to $8.6 million for the year ended December 31, 2002 from $6.8 million for the year ended December 31, 2001. Telecom technology revenues increased to $11.8 million for the year ended December 31, 2002 from $6.4 million for the year ended December 31, 2001. In 2003, we expect to see revenue growth over current levels from previous years’ design wins of our high performance telecom controllers and a continued decline in legacy and Fibre Channel revenues.

Revenues decreased 48% in 2001 compared to 2000. The reduction in revenues was generally due to the overall market slowdown experienced in 2001, which significantly reduced computer and communications equipment purchasing by key customers in both the enterprise and telecommunications industries, as well as the discontinuance of several lines of legacy technologies. Legacy technology revenues decreased from $24.5 million for the year ended December 31, 2000 to $8.8 million for the year ended December 31, 2001. The decrease in legacy technologies revenues was partially offset by revenue growth in combo technologies. Combo technologies revenue grew to $6.8 million for the year ended December 31, 2001 from $2.7 million for the year ended December 31, 2000.

Gross Margin: Gross margin as a percentage of sales for the years ended December 31, 2002, 2001 and 2000 was 39%, 31% and 53%, respectively. For the five-year period prior to 2001 and 2002, the Company’s annual gross margin rates were between 47% and 53%. A large part of the recent deterioration in margin is due to significant excess and obsolete inventory charges incurred as a result of an accelerated decline of legacy and storage revenues. It is difficult to predict our future margins based on the current economic and political environment and the condition of the telecommunications and computer industries, however, over the past year we have focused on design cost improvements, manufacturing costs and purchasing practices that we expect will enable us to remain price competitive and return margin rates to previously seen levels if current forecasts are realized.

The increase in the gross margin percentage in 2002 compared to 2001 primarily relates to an excess and obsolete inventory charge of $4.4 million incurred during the second quarter 2001 compared to an excess and obsolete inventory charge of $1.1 million incurred during the second quarter 2002. Gross margin as a percentage of revenues, before considering these excess and obsolete inventory charges, was 43% and 47% for the years ended December 31, 2002 and 2001, respectively.

The gross margin rate declined in 2001 compared to 2000 by approximately 16 points due to an excess and obsolete inventory charge of $4.4 million incurred in the second quarter 2001, as described in the restructuring costs and other special charges section below. The remaining portion of the decline was due to the shift in product mix away from higher margin legacy products and underutilization of the Company’s manufacturing facility.

Research and Development: The Company’s investment in the development of new products through research and development was $7.0 million, $7.8 million and $10.4 million in 2002, 2001 and 2000, respectively. As a percentage of revenue, research and development expenses were 28%, 27% and 19% for 2002, 2001 and 2000, respectively. We anticipate that spending on research and development will increase in the future as we continue to invest in development of our current and future products, however, the Company will monitor the level of its investments concurrently with actual revenue results.

Research and development expenses decreased $752,000 in 2002 compared to 2001. Approximately 69% of the decrease in research and development expenses was due to a reduction in headcount associated with the Company’s restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease primarily related to the decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development expenses as a percentage of sales increased slightly during the period due to the decrease in revenues.

Research and development costs decreased $2.6 million in 2001 compared to 2000. Approximately 41% of the decrease was due to the Company’s restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001, as described in the restructuring costs and other special charges section below. The remaining portion of the decrease primarily related to decreased spending on legacy sustaining engineering, partially offset by an increase in telecommunications development spending. Research and development costs as a percentage of sales increased during this period due to the decrease in revenues.

Sales and Marketing: Sales and marketing expenses were $6 million, $6.8 million and $10.7 million in 2002, 2001 and 2000, respectively. As a percentage of revenue, sales and marketing expenses were 24%, 24% and 19% for 2002, 2001 and 2000, respectively.

Sales and marketing expense decreased $821,000 in 2002 compared to 2001. Approximately 89% of the decrease was related to reductions in marketing headcount and activities associated with the Company’s restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001. The remaining portion of the decrease is primarily related to other cost reduction initiatives within the sales organization.

Sales and marketing expenses decreased $3.9 million in 2001 compared to 2000. Approximately 34% of the decrease was due to decreased revenues, which resulted in reduced sales commissions and bonuses. The remaining portion of the decrease primarily relates to the Company’s restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001, as described in the restructuring costs and other special charges section below. Sales and marketing expenses as a percentage of sales increased due to the decrease in revenues.

General and Administrative: General and administrative expenses were $3.3 million, $3.8 million and $4.8 million in 2002, 2001 and 2000, respectively. As a percentage of revenue, general and administrative expenses were 13%, 13% and 9% for 2002, 2001 and 2000, respectively.

General and administrative expenses decreased $474,000 in 2002 compared to 2001. Approximately 63% of the reduction is due to decreases in legal and accounting expenditures. The remaining portion of the decrease is primarily the result of the Company’s restructuring program and other cost reduction initiatives implemented at the end of the second quarter 2001.

General and administrative expenses decreased $1.1 million in 2001 compared to 2000, primarily as a result of the Company’s restructuring program and cost reduction initiatives implemented at the end of the second quarter 2001, as described in the restructuring costs and other special charges section below. General and administrative expenses as a percentage of sales increased due to the decrease in revenues.

Restructuring Costs and Other Special Charges: In the second quarter 2001, the Company announced a restructuring program designed to allow the Company to continue aggressive funding of its development organizations, while preserving cash levels and securing new design-ins. As a result of the restructuring program, continued decline in predicted revenue and customers’ cautious expectations regarding market recovery, the Company recorded restructuring costs and other special charges of $2.1 million, classified as operating expenses, and an additional excess and obsolete inventory charge of $4.4 million, classified as cost of sales.

The restructuring program resulted in the reduction of approximately 22% of the Company’s workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of nonutilized fixed assets.

Due to the decline in business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company’s legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000, as many customers placed “last time buy” orders; however, legacy product revenues declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management does not expect significant revenues from its legacy product lines in future periods.

Goodwill Impairment Charge: All of the Company’s goodwill is associated with the entire Company rather than any specific identifiable asset or product line. Each quarter the Company evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of its common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company evaluates whether the condition is other than temporary based (i) primarily on whether fluctuations in the Company’s stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, the Company evaluates whether the condition is other than temporary considering all other available evidence. If the Company determines the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

The Company recorded an impairment charge, at the end of the fourth quarter 2001 by writing-off the remaining $2.4 million of goodwill. At December 31, 2001, the Company had 5.5 million common shares issued and outstanding with a book value of $33.5 million. The common stock price at December 31, 2001 was $5.44, resulting in a market capitalization of $30 million. The Company’s market capitalization had consistently been less than book value since June 30, 2001, and continued to remain below book value after year-end 2001. As a result of the Company’s market capitalization continuously remaining below book value for a period of greater than six months and the uncertainty related to the timing of a technology sector market recovery, the Company, following its stated policy, recorded the impairment charge of $2.4 million at the end of the fourth quarter 2001.

Interest, Net: Interest income, net of interest expense, was $517,000, $554,000 and $599,000 in 2002, 2001 and 2000, respectively. The decrease in interest income, net of interest expense in 2002 compared to 2001 primarily relates to lower investment rates of return.

The decrease in interest income, net, of interest expense in 2001 compared to 2000 relates to the reduction in the investment rate of return on the funds available for investment. This reduction was partially offset by higher daily cash levels available for investment, as well as lower debt levels.

Other Income (Expense), Net: Other income (expense), net, was $94,000, ($574,000) and ($266,000) in 2002, 2001 and 2000, respectively.

Other income, net was $94,000 in 2002 compared to other (expense), net of ($574,000) in 2001. Other (expense), net in 2001 included charges for the amortization of goodwill of $240,000 and purchased intangibles of $330,000. As the carrying value of the Company’s goodwill and purchased intangibles exceeded its fair value, the Company wrote off the carrying amount of its goodwill in the fourth quarter of 2001 and its purchased intangibles in the second quarter of 2001. In addition to the elimination of amortization expense related to goodwill and purchased intangibles during the third quarter 2001, the Company recorded a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business. These expenses were partially offset by proceeds received in the first quarter of 2001 related to the settlement of a lawsuit for approximately $130,000.

The increase in other expense, net, in 2001 compared to 2000 primarily relates to a charge of $334,000 due to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business. This charge was partially offset by the elimination of the purchased intangibles amortization expense. As described in Note 2 to the financial statements, the Company wrote off the impaired purchased intangibles during the second quarter of 2001. These purchased intangibles were amortized at a rate of $165,000 per quarter. Additionally, other expense, net in 2000 includes a gain of approximately $689,000 related to hedging transactions on certain marketable securities received in the sale of the Company’s VOIP business.

Income Taxes: The Company’s effective income tax rates were 43% in 2002 (31%) in 2001 and 42% in 2000.

The effective tax provision rate for the current year was significantly more than the U.S. statutory rate due to a non-cash charge of approximately $4.9 million to provide a full valuation allowance for the net deferred tax assets at December 31, 2002. The effective tax benefit rate excluding this charge would have been (40%), which differed from the U.S. statutory rate primarily due to the benefit of a foreign tax loss carry forward. The foreign tax loss carry forward expired at December 31, 2002.

At December 31, 2001 and continuing through September 30, 2002, the future tax benefits related to the domestic deferred tax assets were not reserved as it had been more likely than not that they would be realized due to their relatively long carry forward periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. During the fiscal 2002 fourth quarter-end review, several significant developments were considered in determining the need for a full valuation allowance, including the continuing market decline, uncertainty and lack of visibility in the telecommunications market as a whole and continued losses from operations. As a result of management’s assessment, the Company established a full valuation allowance for the deferred tax assets at December 31, 2002. Until the Company reaches an appropriate level of profitability management does not expect to recognize any significant tax benefits in future results of operations. The Company’s provision for income taxes for the year ended December 31, 2002 includes a charge of approximately $4.9 million related to the establishment of a full valuation allowance for the deferred tax assets.

The decline in the Company’s effective income tax rate from 2000 to 2001 is primarily due to the impairment of goodwill and other identifiable intangibles resulting in significant nondeductible charges in 2001.

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

Net (Loss) Income: The Company reported a net loss of $8.4 million in 2002, a net loss of $9.6 million in 2001, and net income of $3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities: Trends in cash flows from operating activities for 2002, 2001 and 2000, are generally similar to the trends in the Company’s earnings except for noncash realized holding period loss on marketable securities, provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization, deferred income taxes, tax benefit from stock option exercises, noncash restructuring costs and other special charges and goodwill impairment charge. Cash provided by operating activities totaled $1.8 million, $4.8 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, compared to net loss of $8.4 million and $9.6 million in 2002 and 2001, respectively and net income of $3 million in 2000. The Company incurred a significant noncash realized holding period loss on marketable securities in 2001 related to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business (Note 5). Provisions for uncollectible accounts and returns decreased in 2001 and 2002 due to the reduction in accounts receivable and an increased focus on credit evaluation. Provision for excess and obsolete inventory has remained high as the Company continues to migrate from legacy product lines. Management expects lower provision requirements in 2003. Depreciation and amortization decreased in 2002 and 2001 due to the write-offs of the Company’s goodwill and other intangible assets in 2001 (Notes 2 and 3). Deferred income taxes decreased in 2002, due to the establishment of a full valuation allowance for the Company’s deferred tax assets (Note 9). Deferred income taxes increased in 2001, due primarily to the establishment of a net operating loss carry forward generated by 2001 losses. The Company’s tax benefit from stock option exercises has decreased in 2002 and 2001 due to the reduction in stock option exercises as a result of the Company’s stock price. The Company incurred significant noncash restructuring costs and other special charges and a goodwill impairment charge in 2001 (Notes 2 and 3).

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: The Company’s investing activities resulted in a net cash use of $1.7 million in 2002, a net cash increase of $1 million in 2001 and a net cash use of $2 million in 2000. Cash flows from investing activities in each of the three years related principally to additions to property, equipment, capitalized software and leasehold improvements and the Company’s investments in marketable securities. Additions to property, equipment, capitalized software and leasehold improvements in each of the three years focused on the manufacturing and engineering functions of the Company. The expenditures in 2002 relate primarily to leasehold improvements made to the Company’s new corporate offices and manufacturing facility and to the purchase of new manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide increased productivity and efficiency. Expenditures in 2001 and 2000 relate primarily to general equipment upgrades and modernization. Cash used by investing activities in 2000, included approximately $1.2 million in cash received in the sale of the Company’s VOIP business (Note 8).

Financing Activities: Net cash used by financing activities totaled $783,000, $5.9 million and $3.2 million for the three years ended December 31, 2002, 2001 and 2000, respectively. Cash used by financing activities includes $3.5 million related to an increase in restricted cash in 2001 (Note 7). Cash used by financing activities includes payments on debt of approximately $1.7 million and $2.2 million in 2001 and 2000, respectively. There were no debt payments necessary in 2002. Cash used by financing activities includes approximately $328,000 and $539,000 related to proceeds from the exercise of stock options in 2001 and 2000, respectively. Stock option exercises have declined since 2000 due to the decline in the Company’s stock price. Cash used from financing activities in each of the three years includes the purchase of redeemable common stock of approximately $762,000, $1 million and $1 million in 2002, 2001 and 2000, respectively (Note 13).

Commitments and Contingencies

At December 31, 2002, the Company had no material commitments to purchase capital assets, however capital expenditures for 2003 are estimated at approximately $1 million, the majority of which relate to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations are its operating leases on its facilities and future debt payments.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2003.

The following table summarizes the Company’s future contractual obligations and payment commitments as of December 31, 2002:

Contractual
Obligations	2003	2004	2005	Thereafter	Total

Operating leases(1)	$788	$835	$652	$—	$2,275
Long-term debt(2)	—	3,500	—	—	3,500
Total	$788	$4,335	$652	$—	$5,775

(1)	The Company leases its facilities under noncancelable operating leases with the longest terms extending to the end of 2005.

(2)	At December 31, 2002, the Company had borrowings of $3.5 million under a $5 million revolving credit facility with a bank. The revolving credit facility matures on June 30, 2004 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note.

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-four month period in the open market or in privately negotiated transactions depending on market conditions. The Company will cancel all shares that it repurchases. The Company’s Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time.

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retained the right as an equity owner and had assigned its voting rights to the Company. The Company canceled the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company’s outstanding common stock. In July 2002, the Company made its final repurchase of stock from Motorola and therefore has no further obligation under the agreement.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet the Company’s liquidity needs for working capital, capital expenditures and debt service. To the extent that the Company’s actual operating results or other developments differ from the Company’s expectations, Interphase’s liquidity could be adversely affected.

The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of its common stock or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In the current year, accordance with the adoption of these standards, the Company would have been required to transfer the balance of the intangible defined as Workforce into Goodwill under the terms of the pronouncement and no longer amortize goodwill. The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002, however, as the Company’s goodwill and workforce were determined to be impaired and were written off in the fourth quarter of 2001, the adoption of these standards did not have a material effect on the Company’s financial position or results of operations for the periods ended December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;” however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 “Reporting the Unusual and Infrequently Occurring Events and Transactions.” The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 did not have a material impact on the Company’s results of operations, financial position or cash flows for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company continues to account for stock-based employee compensation using the intrinsic value method under APB No. 25, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002 (Note 11).

EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

Due to the fact that the Company conducts business on a global basis in various foreign currencies, it is exposed to adverse movements in foreign currency exchange rates. The Company’s operations in France are measured in the local currency converted to the U.S. dollar equivalent based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. Foreign currency translation and transaction gains and losses were not significant during the years ended December 31, 2002, 2001 and 2000.

Market Price Risk

The Company maintained a minority equity investment in a publicly traded company and recorded a net after tax loss on this investment of $20,000 and $334,000 during 2002 and 2001, respectively.

The Company has no equity hedge contracts outstanding as of December 31, 2002 or December 31, 2001.

Interest Rate Risk

The Company’s investments are subject to interest rate risk. Interest rate risk is the risk that the Company’s financial condition and results of operations could be adversely affected due to movements in interest rates. The Company invests its cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, and variable rate and fixed rate obligations of corporations and national governmental entities and agencies. Due to the demand nature of the Company’s money market funds and the short-term nature of the Company’s time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. The Company manages this risk through investments with shorter-term maturities and varying maturity dates. If the Company’s short-term assets are reinvested in a declining interest rate environment, the Company would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    See Item 15 (a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 13, 2002, the Audit Committee of the Board of Directors of Interphase Corporation (“Interphase”) authorized (1) the engagement of PricewaterhouseCoopers LLP as the independent auditors for Interphase for the calendar year 2002 and (2) the dismissal of Interphase’s existing independent auditors, Arthur Andersen LLP (“Andersen”).

During the two fiscal years ended December 31, 2001, and the subsequent interim period through June 13, 2002, the date of the dismissal of Andersen, (1) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference in connection with its report to the subject matter of the disagreement and (2) Andersen has not advised Interphase of any reportable events as defined in paragraphs (A) through (D) of Regulation S-K Item 304 (a)(1)(v).

The accountant’s report of Andersen on the consolidated financial statements of Interphase and its subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended December 31, 2001, and the subsequent interim period through June 13, 2002, PricewaterhouseCoopers LLP has not been consulted by Interphase, or by anyone on Interphase’s behalf, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of Interphase.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See information regarding executive compensation under the heading “Executive Compensation” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See information regarding certain relationships and related transactions under the headings “Principal Shareholders” and “Certain Related Transactions” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s management, under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange act of 1934) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(i) and (ii) Financial Statements and Schedules.

Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.

(iii) Exhibits.

Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed during the period covered by this report.

(b)	Reports on Form 8-K.

The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPHASE CORPORATION

Date: March 24, 2003	By:	/s/ Gregory B. Kalush

Gregory B. Kalush
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2003.

Name	Title

/s/ Gregory B. Kalush Gregory B. Kalush	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)

/s/ Steven P. Kovac Steven P. Kovac	Chief Financial Officer, Treasurer and Vice President of Finance (Principal financial officer)

/s/ Paul N. Hug	Director

Paul N. Hug

/s/ Randall D. Ledford	Director

Randall D. Ledford

/s/ Michael J. Myers	Director

Michael J. Myers

/s/ David H. Segrest	Director

David H. Segrest

/s/ Kenneth V. Spenser	Director

Kenneth V. Spenser

/s/ S. Thomas Thawley S. Thomas Thawley	Vice Chairman, Director and Secretary

/s/ William R. Voss	Director

William R. Voss

CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Gregory B. Kalush, certify that:

1.	I have reviewed this annual report on Form 10-K of Interphase Corporation (the Company);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	Signature:	/s/ Gregory B. Kalush

Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Steven P. Kovac, certify that:

1.	I have reviewed this annual report on Form 10-K of Interphase Corporation (the Company);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the Company and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2002	Signature:	/s/ Steven P. Kovac

Chief Financial Officer

*     All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Interphase Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Interphase Corporation and its subsidiaries (the Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions described in Note 16 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

As discussed above, the Company’s consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 16, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 16. In our opinion, the transitional disclosures for 2001 and 2000 in Note 16 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas February 5, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in Note 16, the Company has presented the transitional disclosures for 2001 and 2000 required by in the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No.142). The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

To the Shareholders and Board of Directors of Interphase Corporation:

We have audited the accompanying consolidated balance sheets of Interphase Corporation, a Texas corporation, and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001*. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Dallas, Texas February 6, 2002

*     The 2000 consolidated balance sheet and the 1999 consolidated statement of operations and cash flows are not presented in the 2002 annual report.

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares data)

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$9,857	$10,415
Marketable securities	5,518	5,216
Restricted cash	3,500	3,500
Trade accounts receivable, less allowances for uncollectible accounts and returns of $230 and $370, respectively	5,683	5,046
Inventories	3,121	6,655
Prepaid expenses and other current assets	674	480
Income taxes receivable	247	2,476
Deferred income taxes, net	—	1,636

Total current assets	28,600	35,424

Machinery and equipment	5,731	6,117
Leasehold improvements	380	2,936
Furniture and fixtures	549	543

	6,660	9,596
Less-accumulated depreciation and amortization	(4,921)	(8,653)

Total property and equipment, net	1,739	943

Capitalized software, net	199	335
Deferred income taxes, net	—	2,373
Other assets	211	168

Total assets	$30,749	$39,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,437	$921
Deferred revenue	595	110
Accrued liabilities	1,291	1,615
Accrued compensation	1,023	1,177

Total current liabilities	4,346	3,823
Deferred lease obligations	85	—
Long-term debt	3,500	3,500

Total liabilities	7,931	7,323
Commitments and contingencies
Common stock redeemable; zero and 121,996 shares, respectively	—	762
Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 5,514,276 and 5,518,476 shares issued and outstanding, respectively	551	552
Additional paid in capital	37,304	37,324
Retained deficit	(14,795)	(6,394)
Cumulative other comprehensive loss	(242)	(324)

Total shareholders’ equity	22,818	31,158

Total liabilities and shareholders’ equity	$30,749	$39,243

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues	$25,123	$28,732	$55,697
Cost of sales	15,331	19,728	26,009

Gross margin	9,792	9,004	29,688

Research and development	7,005	7,757	10,359
Sales and marketing	5,991	6,812	10,731
General and administrative	3,285	3,759	4,824
Restructuring costs and other special charges	—	2,091	—
Goodwill impairment charge	—	2,350	—

Total operating expenses	16,281	22,769	25,914

Operating (loss) income	(6,489)	(13,765)	3,774
Interest, net	517	554	599
Other, net	94	(574)	(266)

(Loss) income from continuing operations before income taxes	(5,878)	(13,785)	4,107
Provision (benefit) for income taxes	2,523	(4,213)	1,707

(Loss) income from continuing operations	(8,401)	(9,572)	2,400
Discontinued operations (Note 8) Gain on disposal of VOIP business, net of tax	—	—	571

Net (loss) income	$(8,401)	$(9,572)	$2,971

(Loss) income from continuing operations per share	$(1.51)	$(1.68)	$0.41
Basic EPS	$(1.51)	$(1.68)	$0.41

Diluted EPS	$(1.51)	$(1.68)	$0.38

Net (loss) income per share
Basic EPS	$(1.51)	$(1.68)	$0.51

Diluted EPS	$(1.51)	$(1.68)	$0.48

Weighted average common shares	5,551	5,705	5,805

Weighted average common and dilutive shares	5,551	5,705	6,237

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Cumulative
	Common Stock		Additional	Retained	Other
			Paid in	Earnings	Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)

Balance at December 31, 1999	5,391	$539	$35,998	$207	$595	$37,339

Option exercises, including related tax benefit	90	9	807	—	—	816	$—
Comprehensive income:
Foreign currency translation	—	—	—	—	(80)	(80)	(80)
Unrealized holding period loss, net of tax	—	—	—	—	(887)	(887)	(887)
Net income	—	—	—	2,971	—	2,971	2,971

Total comprehensive income	—	—	—	—	—	—	$2,004

Balance at December 31, 2000	5,481	$548	$36,805	$3,178	$(372)	$40,159

Option exercises, including related tax benefit	38	4	523	—	—	527	$—
Stock repurchase	(1)	—	(4)	—	—	(4)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(120)	(120)	(120)
Unrealized holding period gain, net of tax	—	—	—	—	168	168	168
Net loss	—	—	—	(9,572)	—	(9,572)	(9,572)

Total comprehensive loss	—	—	—	—	—	—	$(9,524)

Balance at December 31, 2001	5,518	$552	$37,324	$(6,394)	$(324)	$31,158

Stock repurchase	(4)	(1)	(20)	—	—	(21)	$—
Comprehensive loss:
Foreign currency translation	—	—	—	—	32	32	32
Unrealized holding period gain, net of tax	—	—	—	—	50	50	50
Net loss	—	—	—	(8,401)	—	(8,401)	(8,401)

Total comprehensive loss	—	—	—	—	—	—	$(8,319)

Balance at December 31, 2002	5,514	$551	$37,304	$(14,795)	$(242)	$22,818

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
(Loss) income from continuing operations	$(8,401)	$(9,572)	$2,400
Gain on disposal of discontinued operations	—	—	571
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Noncash realized holding period loss on marketable securities	20	334	—
Provision for uncollectible accounts and returns	(77)	(60)	358
Provision for excess and obsolete inventory	1,849	700	1,837
Depreciation and amortization	845	1,846	2,554
Deferred income taxes	4,009	(2,019)	242
Tax benefit from stock option exercises	—	199	278
Noncash restructuring costs and other special charges	—	6,002	—
Goodwill impairment charge	—	2,350	—
Change in assets and liabilities:
Trade accounts receivable	(558)	9,097	(494)
Inventories	1,685	1,444	(3,354)
Prepaid expenses and other current assets	(185)	454	(398)
Income taxes receivable	2,229	(2,476)	—
Accounts payable, deferred revenue and accrued liabilities	638	(2,644)	1,637
Accrued compensation	(252)	(740)	(144)
Income taxes payable	—	(78)	(676)

Net adjustments	10,203	14,409	2,411

Net cash provided by operating activities	1,802	4,837	4,811

Cash flows from investing activities:
Additions to property, equipment, capitalized software and leasehold improvements	(1,482)	(477)	(1,074)
Decrease in other assets	(25)	—	353
Cash received in sale of VOIP business	—	—	1,230
Proceeds from the sale of marketable securities	2,219	6,667	852
Purchases of marketable securities, net of unrealized holding period gain or loss	(2,491)	(5,163)	(3,337)
Increase in deferred lease obligations	85	—	—

Net cash (used) provided by investing activities	(1,694)	1,027	(1,976)

Cash flows from financing activities:
Increase in restricted cash	—	(3,500)	—
Decrease in other long-term liabilities	—	—	(525)
Payments on debt	—	(1,683)	(2,182)
Purchase of redeemable common stock	(762)	(1,018)	(1,016)
Purchase of common stock	(21)	(4)	—
Proceeds from the exercise of stock options	—	328	539

Net cash used by financing activities	(783)	(5,877)	(3,184)

Effect of exchange rate changes on cash and cash equivalents	117	(159)	(52)
Net decrease in cash and cash equivalents	(558)	(172)	(401)
Cash and cash equivalents at beginning of year	10,415	10,587	10,988

Cash and cash equivalents at end of year	$9,857	$10,415	$10,587

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$22	$229	$1,729
Interest paid	$88	$311	$608

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. The Company’s products connect computer and telecommunication servers to Wide Area Networks (WANs), Local Area Networks (LANs) and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and Integrated Services Digital Network (ISDN) technologies. See Note 17 for information regarding the Company’s revenues related to North America and foreign countries.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

In September 1999, the Company completed the sale of its Voice Over Internet Protocol (“VOIP”) businesses. Accordingly, the Company’s consolidated financial statements and notes included herein, for all periods presented reflect the VOIP business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. See further discussion of the sale in Note 8.

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

Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts for known and potential losses arising from sales to customers based on a periodic review of these accounts. As of December 31, 2002, 2001 and 2000, the allowance for doubtful accounts was $30,000, $170,000 and $273,000. The activity in this account was as follows (in thousands):

	Balance at		Write-offs,	Balance
	Beginning	Charged to	Net of	at End
Year Ended:	of Period	(Income) Expense	Recoveries	of Period

December 31, 2002	$170	$(77)	$(63)	$30
December 31, 2001	273	(60)	(43)	170
December 31, 2000	260	358	(345)	273

Allowance for Returns: The Company maintains an allowance for returns based on historical returns experience. As of December 31, 2002, 2001 and 2000, the allowance for returns was $200,000, maintained as a reduction to accounts receivable.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,

	2002	2001

Raw Materials	$2,325	$4,740
Work-in-Process	670	1,397
Finished Goods	126	518

Total	$3,121	$6,655

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. When property and equipment are sold or otherwise retired, the cost and accumulated depreciation applicable to such assets are eliminated from the accounts, and any resulting gain or loss is reflected in current operations. Related depreciation expense was as follows (in thousands):

Year ended December 31:	Depreciation Expense

2002	$671
2001	$1,039
2000	$1,370

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	3-10 years
Furniture and fixtures	3-7 years

Capitalized Software: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company’s network and mass storage products as well as the general operations of the Company. Capitalized software is amortized over three to five years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:	Amortization Expense	Accumulated Amortization

2002	$174	$2,190
2001	$237	$2,040
2000	$345	$2,139

Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with Generally Accepted Accounting Principals and related SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained, and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed. Revenue derived from the development and installation of customized software packages under a fixed price contract is recognized on a percentage of completion basis measured primarily by the relationship of hours worked to total contract hours.

As of December 31, 2002, the Company had recognized revenue of approximately $247,000 and had deferred revenue of $272,000 related to a fixed price contract to provide services at a price of approximately $996,000. In January, 2003, the Company received notice as to the cancellation of the contract, effective in February 2003. Under the terms of the contract, the Company will complete another deliverable related to this contract in the first quarter 2003, and recognize all revenue related to the completed deliverables at that time.

Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.

Concentration of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company’s sales have been to original equipment manufacturers of computer systems or telecommunication networks. The Company conducts credit evaluations of its customers’ financial condition and limits the amount of trade credit extended when necessary.

Research and Development: Research and development costs are charged to expense as incurred.

Advertising Expense: Advertising costs are charged to expense as incurred.

Foreign Currency Translation: Assets and liabilities of the Company’s French subsidiary, whose functional currency is other than the U.S. Dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in income as incurred.

The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires the adjustments be accumulated in shareholders’ equity as part of other comprehensive income.

Income Taxes: The Company determines its deferred taxes using the liability method. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax law. The Company’s consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

Comprehensive Loss: The Company has no material components of other comprehensive income or loss and accordingly, the Company’s comprehensive loss is approximately the same as its net loss.

Stock Options: The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and its various interpretations (Note 11). Under APBO No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In accordance with APBO No. 25, the Company has not recognized compensation cost related to stock options during the years ended December 31, 2002, 2001 and 2000. If the Company had elected to account for it’s stock-based employee compensation related to stock options in accordance with the fair value-based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted subsequent to January 1, 1995, the Company’s pro forma net loss for 2002, 2001 and 2000 would have been $12.6 million, $12.7 million and $2.2 million respectively, resulting in loss per share of $2.88, $2.48 and $0.36, respectively.

Certain Reclassifications: Certain reclassifications have been made for consistent presentation among periods presented.

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving estimates are the allowance for doubtful accounts and returns, warranty and inventory reserves and deferred taxes.

2. RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

In the second quarter 2001, the Company announced a restructuring program designed to allow the Company to continue aggressive funding of its development organizations, while preserving cash levels and securing new design-ins. As a result of the restructuring program, continued decline in predicted revenue and customers’ cautious expectations regarding market recovery, the Company recorded restructuring costs and other special charges of $2.1 million, classified as operating expenses, and an additional excess and obsolete inventory charge of $4.4 million, classified as cost of sales.

The restructuring program resulted in the reduction of approximately 22% of the Company’s workforce, impacting all business functions in North America. As a result, the Company recorded a workforce reduction charge of $483,000 relating to severance and fringe benefits. In addition, the Company wrote off $123,000 of nonutilized fixed assets.

Due to the decline in business conditions and legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company’s legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product revenues declined in the first quarter of 2001, and continued to decline through the second quarter of 2001. Management did not expect significant revenues from its legacy product lines in future periods.

The Company wrote off $5.9 million of excess and obsolete inventory during the second quarter of 2001, resulting in an additional charge to cost of sales of $4.4 million. Approximately 74% of the write-off relates to the Company’s legacy product lines. The remaining $1.5 million of excess and obsolete inventory written off was charged against the already established reserve. This additional excess and obsolete inventory charge was due to a sudden and significant decrease in predicted revenue and was calculated in accordance with the Company’s established policy. Only the severance and fringe benefit payments relating to the workforce reduction impacted cash flow. A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

		Second
		Quarter
		Cash
		Payments	Third	Fourth
		and	Quarter	Quarter	Accrual
	Total	Noncash	Cash	Cash	Balance at
	Charge	Charges	Payments	Payments	Dec. 31, 2001

Workforce reduction	$483	$17	$384	$82	$—
Fixed asset write-off	123	123	—	—	—
Impairment of purchased intangibles	1,485	1,485	—	—	—
Excess and obsolete inventory charge	4,394	4,394	—	—	—

	$6,485	$6,019	$384	$82	$—

3. GOODWILL IMPAIRMENT CHARGE

All of the Company’s goodwill is associated with the entire company rather than any specific identifiable asset or product line. Each quarter the Company evaluates whether an impairment of this enterprise goodwill may exist by comparing the book value of its common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company evaluates whether the condition is other than temporary based (i) primarily on whether fluctuations in the Company’s stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, the Company evaluates whether the condition is other than temporary considering all other available evidence. If the Company determines the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

The Company recorded an impairment charge, at the end of the fourth quarter 2001 by writing-off the remaining $2.4 million of goodwill. At December 31, 2001, the Company had 5.5 million common shares issued and outstanding with a book value of $33.5 million. The common stock price at December 31, 2001 was $5.44, resulting in a market capitalization of $30 million. The Company’s market capitalization had consistently been less than book value since June 30, 2001, and continued to remain below book value after year-end 2001. As a result of the Company’s market capitalization continuously remaining below book value for a period of greater than six months and the uncertainty related to the timing of a technology sector market recovery, the Company, following its stated policy, recorded the impairment charge of $2.4 million at the end of the fourth quarter 2001.

4. INTANGIBLE ASSETS

As a result of the acquisition of Synaptel, S.A. (“Synaptel”) the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill. Developed technology and assembled workforce were amortized on a straight-line basis over a seven-year period. As described in Note 2, at the end of the second quarter 2001, the Company recorded an impairment charge for assembled workforce and developed technology. Goodwill was amortized on a straight-line basis over a 15-year period. As described in Note 3, at the end of the fourth quarter 2001, the Company recorded an impairment charge for goodwill. The December 31, 2002 intangible balances at historical cost and related amortization expense, impairment charge and accumulated amortization were as follows (in thousands):

		Amortization Expense
					Accumulated	Impairment	Ending
	Intangibles	2002	2001	2000	Amortization	Charge	Balance

Developed technology	$4,230	$—	$300	$600	$2,850	$1,380	$—
Assembled workforce	390	—	30	60	285	105	—
Goodwill-Synaptel	3,596	—	240	240	1,246	2,350	—

5. MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities. As of December 31, 2002 and 2001, the fair market value of marketable securities was $5.5 million and $5.2 million, respectively. The Company recorded charges due to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business of $20,000 and $334,000 in 2002 and 2001, respectively. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized gain (net of taxes) with respect to certain available-for-sale securities of $50,000 and $168,000 in 2002 and 2001, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	Years ended December 31,

	2002	2001

Accrued outside commissions	$187	$108
Accrued property tax	121	324
Accrued other	983	1,183

	$1,291	$1,615

7. CREDIT FACILITY

The Company has a $5 million revolving bank credit facility. The revolving credit facility matures on June 30, 2004 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which was 1.29% at December 31, 2002, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of December 31, 2002, the Company was in compliance with all restrictive covenants included in the revolving credit facility. At December 31, 2002, the Company had borrowings of $3.5 million classified as long-term debt on the balance sheet and the remaining availability under the revolving credit facility was $1.5 million.

8. DISPOSITION OF ASSETS

In June 1999, the Company sold an 80% interest in part of its VOIP business, Quescom, for $1,130,000 to the former owner of Interphase’s French subsidiary. The sales proceeds consisted of $300,000 due at closing with a $830,000 technology license fee. In January 2000, the remaining $830,000 due for the technology license fee was collected and recorded as a gain on disposal of discontinued operations. Additionally, in January 2000, the Company sold its 20% interest in Quescom for $400,000, resulting in a gain of $91,000. The total gain in 2000 was $571,000 net of $350,000 tax.

9. INCOME TAXES

The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Current (benefit) provision	$(1,486)	$(2,194)	$1,465
Deferred provision (benefit)	4,009	(2,019)	242

Income tax expense (benefit)	$2,523	$(4,213)	$1,707

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2002 and 2001, are presented as follows (in thousands):

	Year ended December 31,

	2002	2001

Current deferred tax assets:
Inventory	$1,029	$738
Accounts receivable	12	71
Deferred revenue	15	17
Securities holding loss	21	127
Other accruals	345	683

Total current deferred tax assets	$1,422	$1,636

Noncurrent deferred tax assets (liabilities), net:
Assets:
Depreciation	$959	$887
Amortization	573	623
Other	192	(475)
Net operating loss	1,720	1,338

Total noncurrent deferred tax assets, net	$3,444	$2,373

Valuation allowance for deferred tax assets	(4,866)	—

Deferred tax assets, net of valuation allowance	$—	$4,009

Statement of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. During the fiscal 2002 fourth quarter-end review, several significant developments were considered in determining the need for a full valuation allowance, including the continuing market decline, uncertainty and lack of visibility in the telecommunications market as a whole and continued losses from operations. As a result of management’s assessment, the Company established a full valuation allowance for the net deferred tax assets at December 31, 2002. Until the Company reaches an appropriate level of profitability management does not expect to recognize any significant tax benefits in future results of operations. The Company’s provision for income taxes for the year ended December 31, 2002 includes a charge of approximately $4.9 million related to the establishment of a full valuation allowance for the deferred tax assets. As of December 31, 2002, the Company’s total valuation allowance on net deferred tax assets was approximately $4.9 million.

The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

	Year ended December 31,

	2002	2001	2000

Income taxes at statutory rate	$(1,999)	$(4,687)	$1,396
State income taxes	—	(551)	189
Nondeductible goodwill amortization	—	1,674	306
Benefit of foreign tax loss carry-forward	(383)	(342)	(209)
Change in effective tax rate	—	(235)	—
Other	39	(72)	25
Change in valuation allowance	4,866	—	—

Provision for income taxes	$2,523	$(4,213)	$1,707

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7.2 million that will begin to expire in 2022. A valuation allowance against the entire net operating loss carryforward has been established as the relizability of this asset is uncertain.

10. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The following table shows the calculation of the Company’s weighted average common and common equivalent shares outstanding (in thousands):

	Years ended December 31,

	2002	2001	2000

Weighted average shares outstanding	5,551	5,705	5,805
Dilutive impact of stock options	—	—	432

Total outstanding weighted average common and common equivalent shares	5,551	5,705	6,237

Antidilutive options of 2.1 million, 1.9 million and 348,000 were excluded from the dilutive calculation in 2002, 2001 and 2000, respectively.

11. COMMON STOCK

Amended and Restated Stock Option Plan: In 2002, the Company amended and restated its Stock Option Plan which, as amended, authorizes the issuance to employees of up to 4,500,000 shares of common stock in incentive stock options (as defined in section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board of Directors. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a five-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a three-year period from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

United Kingdom Stock Option Sub-Plan: This plan was adopted in 1988 for the benefit of the Company’s employees located in the United Kingdom. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. The Board may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a five-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a three-year period from the date of grant. The term of option grants may be up to ten years. The options are canceled upon termination of employment, except in the event of death, retirement or injury, as defined.

France Stock Option Sub-Plan: This plan was adopted in 2000 for the benefit of the Company’s employees located in France. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. Unless otherwise decided at the sole discretion of the Board, the options vest (i) 75% after the expiration of a two-year period from the date of grant and (ii) 25% after the expiration of a three-year period from the date of grant. Except for the events provided under the French tax code, the shares cannot be sold or otherwise disposed of for a period of five years from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

The following table summarizes the transactions under the Stock Option Plan and the Stock Option Sub-Plans (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price

Balance, December 31, 1999	1,222	$13.22

Granted	746	14.76
Exercised	(80)	6.90
Canceled	(287)	15.10

Balance, December 31, 2000	1,601	13.85

Granted	753	6.65
Exercised	(38)	6.34
Canceled	(504)	15.45

Balance, December 31, 2001	1,812	10.57

Granted	302	4.74
Exercised	—	—
Canceled	(47)	10.08

Balance, December 31, 2002	2,067	9.73

Exercisable at December 31, 2002	1,179	$11.80

The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of Exercise	at 12/31/02	Remaining	Average	at 12/31/02	Average
Prices	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$3.09-$4.59	308	8.76	$4.06	65	$4.11
$4.65-$6.50	389	7.70	5.36	110	6.23
$7.04-$10.25	662	7.05	7.93	447	7.90
$10.63-$15.75	411	7.52	13.10	274	13.10
$16.44-$24.06	280	6.86	19.97	268	20.01
$25.00-$35.88	17	7.02	31.91	15	31.60

Total	2,067	7.49	$9.73	1,179	$11.80

Amended and Restated Director Stock Option Plan: In 2000, the Company amended and restated its Director Stock Option Plan, which, as amended, authorizes the issuance to directors of up to 750,000 shares of common stock. Stock option grants pursuant to the directors’ plan will vest in one year and have a term of ten years. The exercise prices related to these options are equal to the market value of the Company’s stock on the date of grant.

The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price

Balance, December 31, 1999	193	$8.43

Granted	60	17.81
Exercised	(10)	11.19
Cancellations	(5)	10.25

Balance, December 31, 2000	238	10.64

Granted	80	7.53
Exercised	—	—
Cancellations	(35)	15.45

Balance, December 31, 2001	283	9.17

Granted	100	4.60
Exercised	—	—
Cancellations	(35)	7.02

Balance, December 31, 2002	348	8.07

Exercisable at December 31, 2002	248	$9.47

The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of Exercise	at 12/31/02	Remaining	Average	at 12/31/02	Average
Prices	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$4.38-$4.60	148	6.62	$4.53	48	$4.38
$7.50-$17.81	200	5.79	10.70	200	10.70

Total	348	6.14	$8.07	248	$9.47

Rights Agreement: The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire, 15% or more of the Company’s common stock and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company’s common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain antitakeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company had reserved 7,000,000 shares of common stock for this plan.

The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the Company’s common stock.

Pro Forma Net Income (Loss): The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2002, 2001 and 2000: risk-free interest rate of 3.51% in 2002, 4.39% in 2001 and 6% in 2000, expected dividend yield of zero in each year, expected term of 6.81 years in 2002, 6.99 years in 2001 and 3.88 years in 2000, and expected volatility of 160% in 2002, 180% in 2001, and 140% in 2000. The weighted average fair valuation per share was $4.54 in 2002, $6.62 in 2001 and $12.63 in 2000.

12. RELATED-PARTY TRANSACTIONS

The Company paid approximately $146,000, $161,000 and $253,000 for the years ended December 31, 2002, 2001 and 2000, respectively, to certain outside directors of the Company or their firms for professional services. The Company believes the terms were equivalent to those of unrelated parties.

13. STOCK REPURCHASE

Effective October 1998, the Company approved a stock repurchase agreement with Motorola, Inc. to purchase ratably from October 1998 to July 2002, all of the shares owned by Motorola for $4.1 million at $6.25 per share. Under the terms of the agreement, Motorola retained the right as an equity owner and had assigned its voting rights to the Company. The Company canceled the stock upon each repurchase. Prior to the repurchase agreement, Motorola owned approximately 12% of the Company’s outstanding common stock. In July 2002, the Company made its final repurchase of stock from Motorola and therefore has no further obligation under the agreement.

14. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% up to 6% of the employee’s contributions up to a maximum of $5,500 per employee for the year ended December 31, 2002. The total expense under this plan was $261,000 $103,000 and $256,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company offers no post-retirement or postemployment benefits.

15. OTHER FINANCIAL INFORMATION

Major Customers: During 2002, sales to Hewlett Packard and Lucent Technologies accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. During 2001, sales to Hewlett Packard and SCI Systems accounted for $8.5 million or 30% and $4.2 million or 15% of the Company’s consolidated revenues, respectively. During 2000, sales to Hewlett Packard and Terayon Communication Systems accounted for $10 million or 18% and $5.9 million or 11% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2002, was approximately $2 million due from Lucent Technologies and approximately $1.5 million due from Hewlett Packard. Included in accounts receivable at December 31, 2001, was approximately $1.4 million due from SCI Systems, $1.4 million due from Glenayre and approximately $810,000 due from Hewlett Packard. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to the end of 2005. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2002, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:

2003	$788
2004	$835
2005	$652

Total rent expense for operating leases was approximately as follows (in thousands):

Year ending December 31:	Total Rent Expense

2002	$1,336
2001	$1,345
2000	$1,512

Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In the current year, accordance with the adoption of these pronouncements, the Company would have been required to transfer the balance of the intangible defined as Workforce into Goodwill. The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002, however, as the Company’s goodwill and assembled workforce were determined to be impaired and were written off in the fourth quarter of 2001, the adoption of these standards did not have a material effect on the Company’s financial position or results of operations for the periods ended December 31, 2002.

The following tables present net income and earnings per share assuming goodwill and assembled workforce would not have been amortized in accordance with SFAS No. 142 as if adopted as of the beginning of the periods presented: (in thousands)

	2002	2001	2000

Net (loss) income	$(8,401)	$(9,572)	$2,971
Goodwill and workforce amortization	—	270	300

Adjusted net (loss) income	$(8,401)	$(9,302)	$3,271

	2002	2001	2000

Basic loss per share:
Net loss	$(1.51)	$(1.68)	$0.51
Goodwill and workforce amortization	—	0.05	0.05

Adjusted basic net loss per share	$(1.51)	$(1.63)	$0.56

	2002	2001	2000

Diluted loss per share:
Net loss	$(1.51)	$(1.68)	$0.48
Goodwill and workforce amortization	—	0.05	0.05

Adjusted diluted net loss per share	$(1.51)	$(1.63)	$0.53

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;” however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 “Reporting the Unusual and Infrequently Occurring Events and Transactions.” The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Interpretation’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company continues to account for stock-based employee compensation using the intrinsic value method under APB No. 25, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002 (Note 11).

EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

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

Geographic long lived assets and revenue related to North America and foreign countries as of and for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

Geographic long-lived assets exclude corporate assets. Corporate assets include cash and cash equivalents, marketable securities and intangibles.

Long lived assets	2002	2001

North America	$1,791	$1,116
Europe	145	160
Pacific Rim	2	2

Total	$1,938	$1,278

Revenues	2002	2001	2000

North America	$18,525	$22,919	$47,116
Europe	4,011	5,173	6,209
Pacific Rim	2,587	640	2,372

Total	$25,123	$28,732	$55,697

Additional information regarding revenue by product-line is as follows:

Product Revenue	2002	2001	2000

Broadband telecom	$11,767	$6,417	$12,254
Combo	8,589	6,776	2,678
LAN	2,027	5,636	18,824
Storage	1,505	8,366	19,322
WAN	167	606	1,516
Other	1,068	931	1,103

Total	$25,123	$28,732	$55,697

18. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2002 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$6,300	$6,016	$6,022	$6,785
Gross margin	2,492	1,562	2,608	3,130
Loss from continuing operations before taxes	(1,033)	(2,497)	(1,384)	(964)
Loss from continuing operations	(566)	(1,493)	(721)	(5,621)
Net loss	(566)	(1,493)	(721)	(5,621)
Net loss per share
Basic EPS	$(0.10)	$(0.27)	$(0.13)	$(1.02)
Diluted EPS	$(0.10)	$(0.27)	$(0.13)	$(1.02)

Quarterly results of operations for 2001 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$9,951	$7,108	$4,603	$7,070
Gross margin	5,060	(1,295)	1,770	3,469
Income from continuing operations before taxes	(252)	(8,757)	(2,327)	(2,449)
Income from continuing operations	(188)	(6,006)	(1,456)	(1,922)
Net Income	(188)	(6,006)	(1,456)	(1,922)
Net income per share Basic EPS	$(0.03)	$(1.05)	$(0.26)	$(0.34)
Diluted EPS	$(0.03)	$(1.05)	$(0.26)	$(0.34)

*     See earlier notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for explanations regarding major changes in amounts or trends.

INDEX TO EXHIBITS

Exhibits

2(a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK).(7)
3(a)	Certificate of Incorporation of the registrant. (1)
3(b)	Amendment to Articles of Incorporation of the registrant. (10)
3(c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (12)
4(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent.(11)
10(a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto.(9)
10(b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4.(10)
10(c)	Registrant’s United Kingdom Incentive Stock Option Sub-Plan.(3)
10(d)	Stock Purchase Warrant issued to Motorola, Inc.(4)
10(e)	Lease on Dallas facility.(5)
10(f)	Directors Stock Option Plan and Amendment No. 1 thereto.(6)
10(g)	Directors Stock Option Plan Amendment No. 2.(10)
10(h)	Loan Agreement between Interphase Corporation and BankOne Texas, N.A.(8)
10(i)	Purchase Agreement between Interphase Corporation and Cisco Systems Inc.(9)
10(j)	Motorola Stock Repurchase Agreement.(2)
10(k)	Registrant’s France Incentive Stock Option Sub-Plan(12)
10(l)	Sublease on Plano facility.(12)
10(m)	Credit Agreement between Interphase Corporation and Bank One, NA.(12)
10(n)	Lease on Facility at Parkway Center, Phase I, Plano, Texas(13)
10(o)	Lease on Facility at 2105 Luna Road, Carrollton, Texas(13)
21(a)	Subsidiaries of the Registrant(14)
23(a)	Consent of Independent Accountants.(14)
99(a)	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
99(b)	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

E-1

(3)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 8-KA on October 4, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed herein.

E-2