Form 10-Q
period 2003-03-31
INTERPHASE CORP
filed 2003-05-15
CIK 728249

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003     Commission File Number 0-13071


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                               Outstanding at May 8, 2003
                  -----                               --------------------------
         Common Stock, $.10 par value                          5,514,276

================================================================================

                             INTERPHASE CORPORATION

                                      INDEX

PART I -FINANCIAL INFORMATION

         Item 1.           Consolidated Interim Financial Statements

                           Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                           and December 31, 2002                                                    3

                           Consolidated Statements of Operations for the three months
                           ended March 31, 2003 and 2002 (unaudited)                                4

                           Consolidated Statements of Cash Flows for the three months
                           ended March 31, 2003 and 2002 (unaudited)                                5

                           Notes to Consolidated Interim Financial Statements                    6-10

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                        11-14

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk              15

         Item 4.           Controls and Procedures                                                 15

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                       16

         Item 2.           Changes in Securities and Use of Proceeds                               16

         Item 3.           Defaults Upon Senior Securities                                         16

         Item 4.           Submission of Matters to a Vote of Security Holders                     16

         Item 5.           Other Information                                                       16

         Item 6.           Exhibits and Report on Form 8-K                                         16

                           Signature                                                               17

                           Certifications Pursuant to Rule 13a-14(b)                            18-19

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of share data)

                                                                 (unaudited)
                                                                   Mar. 31,          Dec. 31,
ASSETS                                                               2003              2002
                                                                 ------------      ------------

Cash and cash equivalents                                        $      8,152      $      9,857
Marketable securities                                                   5,529             5,518
Restricted cash                                                         3,500             3,500
Trade accounts receivable, less allowances for uncollectible
     accounts and returns of $233 and $230, respectively                5,751             5,683
Inventories                                                             3,226             3,121
Prepaid expenses and other current assets                                 837               674
Income taxes receivable                                                   259               247
                                                                 ------------      ------------
     Total current assets                                              27,254            28,600

Machinery and equipment                                                 5,887             5,731
Leasehold improvements                                                    384               380
Furniture and fixtures                                                    553               549
                                                                 ------------      ------------
                                                                        6,824             6,660
Less-accumulated depreciation and amortization                         (5,132)           (4,921)
                                                                 ------------      ------------
     Total property and equipment, net                                  1,692             1,739

Capitalized software, net                                                 440               199
Other assets                                                              217               211
                                                                 ------------      ------------
     Total assets                                                $     29,603      $     30,749
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES

Accounts payable                                                 $      1,483      $      1,437
Deferred revenue                                                          234               595
Accrued liabilities                                                     1,366             1,291
Accrued compensation                                                      927             1,023
                                                                 ------------      ------------
     Total current liabilities                                          4,010             4,346

Deferred lease obligations                                                121                85
Long term debt                                                          3,500             3,500
                                                                 ------------      ------------
     Total liabilities                                                  7,631             7,931

     SHAREHOLDERS' EQUITY

Common stock, $.10 par value; 100,000,000 shares
    authorized; 5,514,276 and 5,514,276 shares issued and
    outstanding, respectively                                             551               551
Additional paid in capital                                             37,304            37,304
Retained deficit                                                      (15,621)          (14,795)
Cumulative other comprehensive loss                                      (262)             (242)
                                                                 ------------      ------------
     Total shareholders' equity                                        21,972            22,818
                                                                 ------------      ------------
     Total liabilities and shareholders' equity                  $     29,603      $     30,749
                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)


                                                   Three Months Ended Mar. 31,
                                                --------------------------------
                                                      2003               2002
                                                -------------      -------------
Revenues                                        $       7,513      $       6,300
Cost of sales                                           3,722              3,808
                                                -------------      -------------
Gross margin                                            3,791              2,492
                                                -------------      -------------
Research and development                                1,959              1,649
Sales and marketing                                     1,800              1,371
General and administrative                                888                754
                                                -------------      -------------
  Total operating expenses                              4,647              3,774
                                                -------------      -------------
Operating loss                                           (856)            (1,282)
Interest income, net                                       70                193
Other income, net                                          17                 56
                                                -------------      -------------
Loss before income taxes                                 (769)            (1,033)
Income tax provision (benefit)                             57               (467)
                                                -------------      -------------
 Net loss                                       $        (826)     $        (566)
                                                =============      =============
Net loss per share
       Basic                                    $       (0.15)     $       (0.10)
                                                -------------      -------------
       Diluted                                  $       (0.15)     $       (0.10)
                                                -------------      -------------
Weighted average common shares                          5,514              5,607
                                                -------------      -------------
Weighted average common and dilutive shares             5,514              5,607
                                                -------------      -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)


                                                                                                 Three Months ended Mar. 31,
                                                                                               ------------------------------
                                                                                                   2003              2002
                                                                                               ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $       (826)     $       (566)
  Adjustments to reconcile net loss to net cash provided by operating activities:
  Provision for uncollectible accounts and returns                                                       --               (62)
  Provision for excess and obsolete inventory                                                           200               293
  Depreciation and amortization                                                                         244               230
  Deferred income taxes                                                                                  --               528
   Change in assets and liabilities:
       Trade accounts receivable                                                                        (68)              495
       Inventories                                                                                     (305)              873
       Prepaid expenses and other current assets                                                       (161)               33
       Income taxes receivable                                                                          (12)           (1,054)
       Accounts payable, deferred revenue and accrued liabilities                                      (243)              (81)
       Accrued compensation                                                                            (114)              (41)
                                                                                               ------------      ------------
   Net adjustments                                                                                     (459)            1,214
                                                                                               ------------      ------------
       Net cash (used) provided by operating activities                                              (1,285)              648
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                                 (139)              (20)
   Additions to capitalized software                                                                   (293)              (10)
   Other assets                                                                                          (3)              (21)
   Proceeds from sale of marketable securities                                                          526               304
   Purchases of marketable securities                                                                  (556)             (385)
   Deferred lease obligations                                                                            36                --
                                                                                               ------------      ------------
       Net cash used by investing activities                                                           (429)             (132)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of redeemable common stock                                                                   --              (254)
   Purchase of common stock                                                                              --                (8)
                                                                                               ------------      ------------
       Net cash used by financing activities                                                             --              (262)
                                                                                               ------------      ------------
Effect of exchange rate changes on cash and cash equivalents                                              9               (63)
                                                                                               ------------      ------------
Net (decrease) increase in cash and cash equivalents                                                 (1,705)              191
Cash and cash equivalents at beginning of period                                                      9,857            10,415
                                                                                               ------------      ------------
Cash and cash equivalents at end of period                                                     $      8,152      $     10,606
                                                                                               ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

Interphase Corporation and subsidiaries ("Interphase" or the "Company") enables rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. The Company's products connect computer and telecommunication servers to Wide Area Networks (WANs), Local Area Networks (LANs) and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and Integrated Services Digital Network (ISDN) technologies. See Note 7 for information regarding the Company's revenues related to North America and foreign countries.

The accompanying consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002.

Certain prior period amounts within the Statements of Cash Flows have been reclassified to conform with the current year presentation.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. ("FAS") 123, "Accounting for Stock-Based Compensation," and FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." Had the Company elected to adopt the expense recognition provisions of FAS 123, the pro forma impact on net income and earnings per share would have been as follows:


                                                             Three months ended March 31,
                                                                2003              2002
                                                            ------------      ------------
Net loss
    As reported                                             $       (826)     $       (566)
    Less: Total stock-based employee
    compensation expense determined
    under fair value based methods for
    all awards, net of related tax effects                          (614)             (867)
                                                            ------------      ------------
    Pro forma                                               $     (1,440)     $     (1,433)
Loss per common share
    As reported                                             $      (0.15)     $      (0.10)
    Pro forma                                               $      (0.27)     $      (0.26)

The Company utilizes the Black-Scholes option pricing model to calculate its pro forma stock-based compensation expense, and the assumptions used for each period are as follows:


                                                         Three months ended March 31,
                                                           2003                 2002
                                                       ------------         ------------
Weighted average risk free interest rate                       3.52%                5.00%
Volatility                                                      160%                 160%
Expected dividend yield                                           0%                   0%
Weighted average grant-date fair value per
share of options granted                               $       3.63         $       4.77
Expected term                                                  7.31 years           7.06 years

2.       INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

                           Mar. 31, 2003      Dec. 31, 2002
                           --------------     --------------
Raw materials              $        2,254     $        2,325
Work-in-process                       743                670
Finished goods                        229                126
                           --------------     --------------
Total                      $        3,226     $        3,121
                           ==============     ==============

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company's products. Future events may cause significant fluctuations in the Company's operating results.

3.       DEFERRED TAXES

Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be established when it is "more likely than not" that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of a review undertaken at December 31, 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. During the first quarter 2003 the Company continued to maintain a full valuation allowance on the tax benefits. The Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

4.       CREDIT FACILITY

The Company has a $5 million revolving bank credit facility. The revolving credit facility matures on June 30, 2004 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which was 1% at March 31, 2003, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of March 31, 2003, the Company was in compliance with all restrictive covenants included in the revolving credit facility. At March 31, 2003, the Company had borrowings of $3.5 million classified as long-term debt on the balance sheet and the remaining availability under the revolving credit facility was $1.5 million.

5.       COMPREHENSIVE INCOME

The following table shows the Company's comprehensive income (in thousands):

                                                             Three months ended March 31,
                                                                2003              2002
                                                            ------------      ------------
Net loss                                                    $       (826)     $       (566)
Other comprehensive income:
         Unrealized holding gain arising during
         period, net of tax                                           18                65
         Foreign currency translation adjustment                     (38)             (181)
Comprehensive loss                                          $       (846)     $       (682)
                                                            ============      ============

6.       NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

Diluted earnings per share consist only of the dilutive impact of stock options, using the treasury stock method. Due to the Company's net losses for the periods presented, the effect of dilutive securities would have been antidilutive. Options that would have otherwise been included in the calculation of diluted earnings per common share were 1,629 and 51,906 stock options for the three-month periods ended March 31, 2003 and 2002, respectively.

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

Geographic revenue related to North America and foreign countries for the three-months ended March 31, 2003 and 2002 are as follows (in thousands):

                            Three months ended March 31,
Revenues                       2003             2002
--------                   ------------     ------------

North America              $      5,076     $      4,048
Europe                              988            1,440
Pacific Rim                       1,449              812
                           ------------     ------------
Total                      $      7,513     $      6,300
                           ============     ============

Additional information regarding revenue by product-line is as follows (in thousands):

                               Three months ended March 31,
Product Revenue                   2003             2002
---------------               ------------     ------------

Broadband telecom             $      3,419     $      2,159
Combo                                2,836            2,628
LAN                                    232              796
Storage                                360              438
WAN                                     44               88
Other                                  622              191
                              ------------     ------------
Total                         $      7,513     $      6,300
                              ============     ============

8.        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements were effective for financial statements of both interim and annual periods that end after December 15, 2002.

EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, the Company's reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company's filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "plans," "expects," "intends," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

REVENUES: Total revenues for the three months ended March 31, 2003 were $7.5 million. Revenues for the same period in 2002 ("comparative period") were $6.3 million. Telecom product revenues increased to $3.4 million for the three months ended March 31, 2003, from $2.2 million in the comparative period. Telecom product revenues continue to grow steadily as some of the Company's design wins move into production levels. We expect to see this growth trend continue throughout the year, however, the telecommunications equipment market continues to struggle through a prolonged contraction and customer forecasts have continued to be unpredictable and therefore unreliable or inconsistent. Combo product revenues increased slightly to $2.8 million for the three months ended March 31, 2003 compared to $2.6 million in the comparative period. In addition, the Company recognized approximately $500,000 in professional services revenues during the three months ended March 31, 2003 from the Company's first significant software customization contract while there were no such revenues during the comparative period. We expect to see these revenues, though likely less significant, from time to time and not on a consistent basis. These combined increases were partially offset by the continued and anticipated decline in revenues from the Company's legacy and storage product lines. Legacy and storage product revenues decreased from $1.3 million in the comparative period to $0.6 million for the three months ended March 31, 2003.

Three customers individually accounted for 35%, 29% and 13% of the Company's first quarter 2003 revenue. In the comparative period, one customer individually accounted for 43% of the Company's revenue.

GROSS MARGIN: Gross margin as a percentage of sales was 50% for the first quarter 2003 and 40% for the comparative period. The increase in the gross margin percentage primarily relates to a shift in product mix wherein a greater percentage of sales were derived from high margin telecommunication controllers and services revenues. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes and lower overall overhead costs.

RESEARCH AND DEVELOPMENT: The Company's investment in the development of new products through research and development was $2.0 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenue, research and development expenses were 26% in both the first quarter 2003 and the comparative period. Approximately 48% of the increase in research and development expenses for the three months ended March 31, 2003, related to a foreign currency swing as the dollar dropped significantly (see Item 3 - Foreign Currency Risk) in value relative to the Euro. The remainder of the difference was primarily due to investment in a new telecommunications product.

SALES AND MARKETING: Sales and marketing expenses were $1.8 million in the first quarter of 2003 and $1.4 million in the comparative period. As a percentage of revenue, sales and marketing expenses were 24% in the first quarter 2003 and 22% in the comparative period. Approximately 81% of the increase in sales and marketing for the three months ended March 31, 2003, is due to increased spending on headcount, travel related and marketing communication activities aimed at increasing our brand awareness, messaging and ability to generate and close on sales leads. The remainder of the increase is related to an unfavorable foreign currency swing (see Item 3 - Foreign Currency Risk) and other miscellaneous expenses within the sales and marketing organization.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $888,000 in the first quarter 2003 and $754,000 in the comparative period. As a percentage of revenue, general and administrative expenses were 12% in both the first quarter 2003 and in the comparative period. The increase in general and administrative expenses primarily resulted from uncontrollable increases in business insurance premiums and other accounting related expenses. However, general and administrative expenses remained flat as percentage of revenue.

INTEREST, NET: Interest income, net of interest expense, was $70,000 in the first quarter 2003 and $193,000 in the comparative period. The decrease primarily relates to lower daily cash levels and lower investment rates of return.

OTHER INCOME, NET: Other income, net, was $17,000 in the first quarter 2003 and $56,000 in the comparative period. Other income, net during these two periods was primarily comprised of net gains on the sale of marketable securities and the sale of miscellaneous obsolete parts.

INCOME TAXES: The Company's effective tax provision rate was 7% for the first quarter 2003 and a benefit rate of 45% for the first quarter 2002.

The effective tax provision rate for the first quarter 2003 was significantly more than the U.S. statutory rate due to a non-cash charge of $356,000 to continue to provide a full valuation allowance for the net deferred tax assets at March 31, 2003. The effective tax benefit rate excluding this charge would have been 39%, which approximates the U.S. statutory rate.

The effective tax benefit rate for the comparative period differed from the statutory rate due to foreign income, which was offset by foreign loss carry forwards. The foreign loss carry forwards expired at December 31, 2002.

NET LOSS: The Company reported a net loss of $826,000 in the first quarter 2003 and a net loss of $566,000 in the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

OPERATING ACTIVITIES: Trends in cash flows from operating activities for the three months ended March 31, 2003 and 2002, are generally similar to the trends in the Company's earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization and deferred income taxes. Cash used by operating activities totaled $1.3 million for the three months ended March 31, 2003, compared to a net loss of $826,000. Cash provided by operating activities was $648,000 for the three months ended March 31, 2002, compared to a net loss of $566,000. Provision for uncollectible accounts and returns increased in the first quarter 2003 due to a benefit recognized in the first quarter 2002 due to an improved aging and decline in accounts receivable balance at quarter end. Provision for excess and obsolete inventory has decreased as the Company is in the final stages of its migration from legacy product lines. Management continues to expect lower provision requirements for the remainder of 2003. Depreciation and amortization increased slightly for the first quarter 2003 compared to the first quarter 2002. Deferred income taxes decreased for the first quarter 2003, due to a full valuation allowance for the Company's deferred tax assets (Note 3).

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

INVESTING ACTIVITIES: The Company's investing activities resulted in a net cash use of $429,000 and $132,000 for the first quarter 2003 and 2002, respectively. Cash flows from investing activities in each of the periods related principally to additions to property, equipment, capitalized software and leasehold improvements and the Company's investments in marketable securities. Additions to property, equipment, capitalized software and leasehold improvements in each of the periods focused on the manufacturing, sales and engineering functions of the Company. The expenditures in first quarter 2003 relate primarily to capitalized software used in the engineering and sales functions. Expenditures in the first quarter 2002 relate primarily to general equipment upgrades and modernization.

FINANCING ACTIVITIES: Net cash used by financing activities totaled zero and $262,000 for the first quarter 2003 and 2002, respectively. Cash used from financing activities in first quarter 2002 includes the purchase of redeemable common stock of approximately $254,000.

At March 31, 2003, the Company had no material commitments to purchase capital assets. The Company's significant long-term obligations are its operating leases on its facilities and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2003.

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

The Company has a $5 million revolving credit facility with a financial institution. The revolving credit facility expires in June 2004. As of March 31, 2003, the Company had borrowings of $3.5 million under the facility classified as long-term debt on its balance sheet. These borrowings are fully collateralized by a certificate of deposit.

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet the Company's liquidity needs for working capital, capital expenditures and debt service. To the extent that the Company's actual operating results or other developments differ from the Company's expectations, Interphase's liquidity could be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Due to the fact that the Company conducts business on a global basis in various foreign currencies, it is exposed to adverse movements in foreign currency exchange rates. The Company's operations in France are measured in the local currency converted to the U.S. Dollar equivalent based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. Historically, foreign currency translation and transaction gains and losses have not been significant; however, in the first quarter 2003 the U.S. Dollar to Euro translation accounted for a charge of approximately $225,000 when compared to first quarter 2002.

Market Price Risk

The Company has no equity hedge contracts outstanding as of March 31, 2003 or December 31, 2002.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         EXHIBITS

         2(a) Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP
                  (UK) and Schroder Ventures Holding Limited (UK). (1)

         3(a)     Certificate of Incorporation of the registrant. (2)

         3(b)     Amendment to Articles of Incorporation of the registrant. (3)

         3(c) Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

         4(a) Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

         99(a) Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

         99(b) Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

         REPORTS ON FORM 8-K

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERPHASE CORPORATION
                                             (Registrant)
Date:  May 14, 2003

                                             /s/ Steven P. Kovac
                                             -----------------------------------
                                             Steven P. Kovac
                                             Chief Financial Officer, Vice
                                             President of Finance and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

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

Date: May 14, 2003                    Signature: /s/ Gregory B. Kalush
      -----------------------                    -------------------------------
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

Date: May 14, 2003                  Signature: /s/ Steven P. Kovac
      ------------------                       ---------------------------------
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits
--------

2(a)     Stock Purchase Agreement, dated as of June 29, 1996, among Interphase
         Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois
         Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding
         Limited (UK). (1)

3(a)     Certificate of Incorporation of the registrant. (2)

3(b)     Amendment to Articles of Incorporation of the registrant. (3)

3(c) Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

4(a) Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

99(a) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

99(b) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

----------

(1) Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(2) Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(3) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(5) Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(6)      Filed herein.