Form 10-Q
period 2003-06-30
INTERPHASE CORP
filed 2003-08-14
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-1549797
(State of Incorporation)	(IRS Employer Identification No.)

Parkway Centre I
2901 North Dallas Parkway, Suite 200
Plano, Texas 75093
(Address of Principal Executive Offices)

(214)-654-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2003

Common Stock, $.10 par value	5,528,978

INTERPHASE CORPORATION

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of share data)

	(unaudited)
	Jun. 30,	Dec. 31,
ASSETS	2003	2002

Cash and cash equivalents	$8,552	$9,857
Marketable securities	5,602	5,518
Restricted cash	3,500	3,500
Trade accounts receivable, less allowances for uncollectible accounts and returns of $239 and $230, respectively	5,230	5,683
Inventories	3,059	3,121
Prepaid expenses and other current assets	594	674
Income taxes receivable	302	247

Total current assets	26,839	28,600
Machinery and equipment	6,040	5,731
Leasehold improvements	386	380
Furniture and fixtures	562	549

	6,988	6,660
Less-accumulated depreciation and amortization	(5,354)	(4,921)

Total property and equipment, net	1,634	1,739
Capitalized software, net	425	199
Other assets	224	211

Total assets	$29,122	$30,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,424	$1,437
Deferred revenues	354	595
Accrued liabilities	1,190	1,291
Accrued compensation	1,113	1,023

Total current liabilities	4,081	4,346
Deferred lease obligations	110	85
Long term debt	3,500	3,500

Total liabilities	7,691	7,931
Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 5,516,276 and 5,514,276 shares issued and outstanding, respectively	552	551
Additional paid in capital	37,311	37,304
Accumulated deficit	(16,142)	(14,795)
Cumulative other comprehensive loss	(290)	(242)

Total shareholders’ equity	21,431	22,818

Total liabilities and shareholders’ equity	$29,122	$30,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

Three Months Ended Jun. 30,			Six Months Ended Jun. 30,

2003	2002		2003	2002

$7,357	$6,016	Revenues	$14,870		$12,316
3,661	4,454	Cost of sales	7,383		8,262

3,696	1,562	Gross margin	7,487		4,054
1,954	1,713	Research and development	3,913		3,362
1,561	1,610	Sales and marketing	3,361		2,981
835	815	General and administrative	1,723		1,569

4,350	4,138	Total operating expenses	8,997		7,912

(654)	(2,576)	Operating loss	(1,510)		(3,858)

57	134	Interest income, net	127		327
19	(55)	Other income (expense), net	36		1

(578)	(2,497)	Loss before income taxes	(1,347)		(3,530)
(57)	(1,004)	Income tax benefit	—		(1,471)

$(521)	$(1,493)	Net loss	$(1,347)		$(2,059)

		Loss per share		$
$(0.09)	$(0.27)	Basic EPS	$(0.24)		(0.37)

				$
$(0.09)	$(0.27)	Diluted EPS	$(0.24)		(0.37)

5,514	5,565	Weighted average common shares	5,514		5,586

5,514	5,565	Weighted average common and dilutive shares	5,514		5,586

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended Jun. 30,

	2003	2002

Cash flow from operating activities:
Net loss	$(1,347)	$(2,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible accounts and returns	—	(100)
Provision for excess and obsolete inventory	400	1,350
Depreciation and amortization	462	433
Deferred income taxes	—	(264)
Tax benefit from stock option exercises	1	—
Change in assets and liabilities:
Trade accounts receivable	453	529
Inventories	(338)	1,514
Prepaid expenses and other current assets	90	17
Income taxes receivable	(55)	2,476
Other assets	(3)	(21)
Accounts payable, deferred revenues and accrued liabilities	(363)	88
Accrued compensation	35	12
Deferred lease obligations	25	—

Net adjustments	707	6,034

Net cash (used) provided by operating activities	(640)	3,975
Cash flows from investing activities:
Additions to property and equipment	(249)	(92)
Additions to capitalized software	(313)	(29)
Proceeds from sale of marketable securities	1,485	864
Purchases of marketable securities	(1,606)	(1,010)

Net cash used by investing activities	(683)	(267)
Cash flows from financing activities:
Purchase of redeemable common stock	—	(508)
Purchase of common stock	—	(14)
Proceeds from the exercise of stock options	7	—

Net cash provided (used) by financing activities	7	(522)

Effect of exchange rate changes on cash and cash equivalents	11	135

Net (decrease) increase in cash and cash equivalents	(1,305)	3,321
Cash and cash equivalents at beginning of period	9,857	10,415

Cash and cash equivalents at end of period	$8,552	$13,736

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. The Company’s products connect computer and telecommunication servers to Wide Area Networks (WANs), Local Area Networks (LANs) and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and Integrated Services Digital Network (ISDN) technologies. See Note 8 for information regarding the Company’s revenues related to North America and foreign countries.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-

only provisions of Statement of Financial Accounting Standards Board No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS 123, the pro forma impact on net income and earnings per share would have been as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,

	2003	2002	2003	2002

Net loss as reported	$(521)	$(1,493)	$(1,347)	$(2,059)
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(500)	(702)	(1,113)	(1,571)
Pro forma net loss	$(1,021)	$(2,195)	$(2,460)	$(3,630)

Loss per common share
As reported	$(0.09)	$(0.27)	$(0.24)	$(0.37)
Pro forma	$(0.20)	$(0.44)	$(0.49)	$(0.71)

The Company utilizes the Black-Scholes option-pricing model to calculate its pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,

	2003	2002	2003	2002

Weighted average risk free interest rate	2.32%	3.51%	2.33%	3.51%
Volatility	130%	160%	130%	160%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average grant-date fair value per share of options granted	$4.66	$4.40	$4.65	$4.66
Expected term	3.84 years	6.11 years	3.84 years	6.78 years

2. INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Jun. 30, 2003	Dec. 31, 2002

Raw materials	$1,966	$2,325
Work-in-process	698	670
Finished goods	395	126

Total	$3,059	$3,121

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the

Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

3. DEFERRED TAXES

SFAS No.109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of a review undertaken at December 31, 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company continues to maintain a full valuation allowance on the tax benefits. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits and does not expect to recognize any significant tax benefits in future results of operations.

The Company has received preliminary tax assessments for the years 1996 to 2001 from the French tax authorities proposing tax deficiencies, including related interest, of approximately $225,000. The Company has filed protests to the assessments with respect to such years and believes that a significant portion of the assessments is without merit. No assurance can be given that the Company’s tax matters will be favorably resolved due to the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense which may ultimately result for all such examinations and believes that the ultimate disposition of such examinations should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

4. CREDIT FACILITY

At June 30, 2003, the Company had a $5 million revolving bank credit facility (“current credit facility”). The current credit facility matures on June 30, 2004 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The current credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which was 0.90% at June 30, 2003, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of June 30, 2003, the Company was in compliance with all restrictive covenants included in the current credit facility. At June 30, 2003, the Company had borrowings of $3.5 million classified as long-term debt on the balance sheet and the remaining availability under the current credit facility was $1.5 million.

On July 25, 2003, the Company entered into a new $ 5 million revolving bank credit facility (“new credit facility”) designed to replace the current credit facility described above. The new credit facility matures on July 30, 2005 therefore; the borrowings of $3.5 million, under the current credit facility, are classified as long-term debt on the balance sheet at June 30, 2003. All borrowings under the new credit facility will be secured by marketable securities. The new credit facility bears interest at the rate of LIBOR plus 2.00%. The Company intends to borrow $3.5 million under the new credit facility during the third quarter and repay the current credit facility with the proceeds.

5. EXIT ACTIVITIES

During the second quarter 2003, the Company committed to an exit plan regarding one of its leased facilities. The Company had previously held this facility open for storage, overflow use, and anticipated growth. During the quarter, the Company determined that the facility would not be needed for overflow space and other arrangements could be made for storage. The lease for this facility will expire in the first quarter 2005, however the Company is pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000, classified as operating expenses, related to net termination costs associated with the lease of the facility. Additional costs may be incurred in future periods if the Company is not successful in subleasing the facility.

6. COMPREHENSIVE LOSS

The following table shows the Company’s comprehensive loss (in thousands):

	Three months ended Jun. 30,		Six months ended Jun. 30,

	2003	2002	2003	2002

Net loss	$(521)	$(1,493)	$(1,347)	$(2,059)
Other comprehensive income (loss):
Unrealized holding loss (gain) arising during period, net of tax	18	(51)	36	14
Foreign currency translation adjustment	(46)	222	(84)	41

Comprehensive loss	$(549)	$(1,322)	$(1,395)	$(2,004)

7. NET INCOME PER COMMON AND COMMON DILUTIVE SHARE

Diluted earnings per share consist only of the dilutive impact of stock options, using the treasury stock method. Due to the Company’s net losses for the periods presented, the effect of dilutive securities would have been antidilutive. Options that would have otherwise been included in the calculation of diluted earnings per common share were 103,018 and 12,869 stock options for the three-month periods ended June 30, 2003 and 2002, respectively and 31,750 and 31,778 stock options for the six-month periods ended June 30, 2003 and 2002, respectively.

8. SEGMENT INFORMATION

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

Geographic revenues related to North America and foreign countries for the three-months and six-months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three months ended Jun. 30,		Six months ended Jun. 30,

Revenues	2003	2002	2003	2002

North America	$5,084	$4,610	$10,160	$8,659
Europe	935	1,100	1,923	2,540
Pacific Rim	1,338	306	2,787	1,117

Total	$7,357	$6,016	$14,870	$12,316

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended Jun. 30,		Six months ended Jun. 30,

Product Revenues	2003	2002	2003	2002

Broadband telecom	$3,825	$2,827	$7,244	$4,986
Combo	2,782	2,111	5,618	4,739
LAN	561	486	793	1,282
Storage	34	313	394	751
WAN	53	24	97	112
Other	102	255	724	446

Total	$7,357	$6,016	$14,870	$12,316

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as the AICPA’s Statement of Position (“SOP”) 81-1. The EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, the Company’s reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

Revenues: Total revenues for the three months ended June 30, 2003 were $7.4 million. Revenues for the same period in 2002 (“comparative period”) were $6 million. Telecom product revenues increased to $3.8 million for the three months ended June 30, 2003, from $2.8 million in the comparative period. Telecom product revenues continue to grow steadily as some of the Company’s design wins move into production levels. We expect to see this growth trend continue throughout the year, however, the telecommunications equipment market continues to struggle through a prolonged contraction and customer forecasts have continued to be unpredictable and therefore unreliable or inconsistent.

Combo product revenues also increased to $2.8 million for the three months ended June 30, 2003 compared to $2.1 million in the comparative period. These combined increases were partially offset by the continued and anticipated decline in revenues from the Company’s legacy and storage product lines. Legacy and storage product revenues decreased from $0.8 million in the comparative period to $0.6 million for the three months ended June 30, 2003.

Three customers individually accounted for 42%, 31% and 12% of the Company’s second quarter 2003 revenues. In the comparative period, two customers individually accounted for 35% and 33% of the Company’s revenues.

Total revenues for the six months ended June 30, 2003 were $14.9 million. Revenues for the six months ended June 30, 2002 were $12.3 million. Telecom product revenues increased to $7.2 million for the six months ended June 30, 2003, from $5 million for the six months ended June 30, 2002. Combo product revenues increased to $5.6 million for the six months ended June 30, 2003 from $4.7 million for the six months ended June 30, 2002. These combined increases were partially offset by the continued and anticipated decline in revenues from the Company’s legacy and storage product lines. Legacy and storage product revenues decreased from $2.1 million for the six months ended June 30, 2002 to $1.3 million for the six months ended June 30, 2003.

Gross Margin: Gross margin as a percentage of sales was 50% for the second quarter 2003 and 26% for the comparative period. The increase in the gross margin percentage primarily relates to an excess and obsolete inventory charge of $1.1 million incurred during the second quarter 2002 compared to an excess and obsolete inventory charge of $200,000 incurred during the second quarter 2003. Along with the reduction in excess and obsolete inventory charges, the Company’s product mix contributed to the increase in gross margin as a percentage of sales due to increased sales of high margin telecommunication controllers. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes and lower overall overhead costs.

Gross margin for the six months ended June 30, 2003 and 2002 was 50% and 33%, respectively. The increase in the gross margin percentage primarily relates to an excess and obsolete inventory charge of $1.4 million incurred during the six months ended June 30, 2002 compared to an excess and obsolete inventory charge of $400,000 incurred during the six months ended June 30, 2003. Along with the reduction in excess and obsolete inventory charges, the Company’s product mix contributed to the increase in gross margin as a percentage of sales due to increased sales of high margin telecommunication controllers and services revenues. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes and lower overall overhead costs.

Research and Development: The Company’s investment in the development of new products through research and development was $2 million and $1.7 million for the three months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, research and development expenses were 27% in the second quarter 2003 and 28% in the comparative period. Approximately 67% of the increase in research and development expenses for the three months ended June 30, 2003, related to foreign currency changes as the dollar dropped significantly (see Item 3 — Foreign Currency Risk) in value relative to the Euro. The remainder of the difference was primarily due to investment in a future telecommunications product.

The Company’s investment in the development of new products through research and development was $3.9 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, research and development expenses were 26% for the six months ended June 30, 2003 and 27% for the six months ended June 30, 2002. Approximately 57% of the increase in research and development expenses for the six months ended June 30, 2003, related to foreign currency changes as the dollar dropped significantly (see Item 3 — Foreign Currency Risk) in value relative to the Euro. The remainder of the difference was primarily due to investment in a future telecommunications product.

Sales and Marketing: Sales and marketing expenses were $1.6 million in both the second quarter of 2003 and in the comparative period. As a percentage of revenues, sales and marketing expenses were 21% in the second quarter 2003 and 27% in the comparative period.

Sales and marketing expenses were $3.4 million and $3 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, sales and marketing expenses were 23% for the six months ended June 30, 2003 and 24% for the six months ended June 30, 2002. Approximately 31% of the increase in sales and marketing expenses for the six months ended June 30, 2003, related to foreign currency changes as the dollar dropped significantly (see Item 3 — Foreign Currency Risk) in value relative to the Euro. The remainder of the increase is due to increased spending, primarily in the first quarter of 2003, on headcount, travel-related and marketing communication activities aimed at increasing our brand awareness, messaging and ability to generate and close on sales leads.

General and Administrative: General and administrative expenses were $835,000 in the second quarter 2003 and $815,000 in the comparative period. As a percentage of revenues, general and administrative expenses were 11% in the second quarter 2003 and 14% in the comparative period.

General and administrative expenses were $1.7 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, general and administrative expenses were 12% for the six months ended June 30, 2003 and 13% for the six months ended June 30, 2002. The increase in general and administrative expenses primarily resulted from uncontrollable increases in business insurance premiums and other accounting related expenses. However, general and administrative expenses decreased as a percentage of revenues.

Interest Income, Net: Interest income, net of interest expense, was $57,000 in the second quarter 2003 and $134,000 in the comparative period. Interest income, net of interest expense, was $127,000 for the six months ended June 30, 2003 and $327,000 for the six months ended June 30, 2002. The decrease, during both the three months and the six months ended June 30, 2003, primarily relates to lower daily cash and investments levels and lower investment rates of return.

Other Income (Expense), Net: Other income, net, was $19,000 in the second quarter 2003. Other expense, net was $55,000 in the comparative period. Other income, net was $36,000 for the six months ended June 30, 2003 and $1,000 for the six months ended June 30, 2002. The increase in other income, net during both the three months and the six months ended June 30, 2003 was primarily due to an increase in the amount of net gains on the sale of marketable securities and the sale of miscellaneous obsolete parts.

Income Taxes: The Company’s effective tax benefit rate was zero for the six months ended June 30, 2003 compared to a benefit rate of 42% for the six months ended June 30, 2002.

The Company continues to provide a full valuation allowance for its net deferred tax assets at June 30, 2003. The effective tax benefit rate for the comparative period differed from the statutory rate due to foreign income, which was offset by foreign loss carry forwards. The foreign loss carry forwards expired at December 31, 2002.

Net Loss: The Company reported a net loss of $521,000 in the second quarter 2003 and a net loss of $1.5 million in the comparative period. The Company reported a net loss of $1.3 million for the six months ended June 30, 2003 and a net loss of $2.1 million for the six months ended June 30, 2002.

During the second quarter 2003, the Company committed to an exit plan regarding one of its leased facilities. The Company had previously held this facility open for storage, overflow use, and anticipated growth. During the quarter, the Company determined that the facility would not be needed for overflow space and other arrangements could be made for storage. The lease for this facility will expire in the first quarter 2005, however the Company is pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000, classified as operating expenses, related to net termination costs associated with the lease of the facility. Additional costs may be incurred in future periods if the Company is not successful in subleasing the facility.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities: Trends in cash flows from operating activities for the three months ended June 30, 2003 and 2002, are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization and deferred income taxes. Cash used by operating activities totaled $640,000 for the six months ended June 30, 2003, compared to a net loss of $1.3 million. Cash provided by operating activities was $4 million for the six months ended June 30, 2002, compared to a net loss of $2.1 million. Provision for uncollectible accounts and returns decreased for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to improved aging statistics. Provision for excess and obsolete inventory has decreased as the Company is in the final stages of its migration from legacy product lines. Depreciation and amortization increased slightly for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Deferred income taxes decreased for the six months ended June 30, 2003, due to a full valuation allowance for the Company’s deferred tax assets. See Note 3 for further information regarding the Company’s deferred tax assets.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: The Company’s investing activities resulted in a net cash use of $683,000 and $267,000 for the six months ended June 30, 2003 and 2002, respectively. Cash flows from investing activities in each of the periods related principally to additions to property, equipment, capitalized software and leasehold improvements and the Company’s investments in marketable securities. Additions to property, equipment, capitalized software and leasehold improvements in each of the periods focused on the manufacturing, sales and engineering functions of the Company. The expenditures made during the six months ended June 30, 2003 related primarily to capitalized software used in the engineering and sales functions. Expenditures made during the six months ended June 30, 2002 related primarily to general equipment upgrades.

Financing Activities: Net cash provided by financing activities totaled $7,000 for the six months ended June 30, 2003 and related to proceeds from the exercise of stock options. Cash used from financing activities totaled $522,000 for the six months ended June 30, 2002 and includes the purchase of redeemable common stock of $508,000 and the purchase of common stock of $14,000.

Commitments and Contingencies

At June 30, 2003, the Company had no material commitments to purchase capital assets. The Company’s significant long-term obligations are its operating leases on its facilities and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2003.

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

At June 30, 2003, the Company had a $5 million revolving bank credit facility (“current credit facility”). The current credit facility matures on June 30, 2004 and is secured throughout the term of the credit facility by a ninety-day certificate of deposit issued by the bank in the principal amount equal to the stated principal amount of the promissory note. The certificate of deposit is reflected as restricted cash on the accompanying balance sheet. The current credit facility bears interest at the rate of approximately 1% per annum above the certificate of deposit rate, which was 0.90% at June 30, 2003, and includes certain restrictive covenants including, among others, a tangible net worth restriction. As of June 30, 2003, the Company was in compliance with all restrictive covenants included in the current credit facility. At June 30, 2003, the Company had borrowings of $3.5 million classified as long-term debt on the balance sheet and the remaining availability under the current credit facility was $1.5 million.

On July 25, 2003, the Company entered into a new $5 million revolving bank credit facility (“new credit facility”) designed to replace the current credit facility described above. The new credit facility matures on July 30, 2005 therefore; the borrowings of $3.5 million, under the current credit facility, are classified as long-term debt on the balance sheet at June 30, 2003. All borrowings under the new credit facility will be secured by marketable securities. The new credit facility bears interest at the rate of LIBOR plus 2.00%. The Company intends to borrow $3.5 million under the new credit facility during the third quarter and repay the current credit facility with the proceeds.

Other

Based on current operating levels, management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet the Company’s liquidity needs for working capital, capital expenditures and debt service during the next twelve months. To the extent that the Company’s actual operating results or other developments differ from the Company’s expectations, Interphase’s liquidity could be adversely affected.

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

Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenues Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as the AICPA’s Statement of Position (“SOP”) 81-1. The EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Due to the fact that the Company conducts business on a global basis and in some cases in foreign currencies, it is exposed to adverse movements in foreign currency exchange rates. The Company’s operations in France are measured in the local currency converted to the U.S. Dollar equivalent based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. For the six months ended June 30, 2003 the Euro to U.S. Dollar translation accounted for a charge of approximately $237,000 compared to a benefit of $238,000 for the six months ended June 30, 2002.

Market Price Risk

The Company had no equity hedge contracts outstanding as of June 30, 2003 or December 31, 2002.

Interest Rate Risk

The Company’s investments are subject to interest rate risk. Interest rate risk is the risk that the Company’s financial condition and results of operations could be adversely affected due to movements in interest rates. The Company invests its cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, and variable rate and fixed rate obligations of corporations and national governmental entities and agencies. Due to the demand nature of the Company’s money market funds and the short-term nature of the Company’s time deposits and debt securities portfolio, these assets are particularly sensitive to changes in interest rates. The Company manages this risk through investments with shorter-term maturities and varying maturity dates. If the Company’s short-term assets were reinvested in a declining interest rate environment, the Company would experience an immediate negative impact on interest income. The opposite holds true in a rising interest rate environment.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

PART II

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, the annual meeting of shareholders of the Company was held. The following matters were voted upon and approved at the meeting:

An election of directors of the Company to serve until the next annual meeting for the Company was held. The following seven individuals were elected as Directors of the Company:

Nominee	Votes Cast For	Votes Withheld

Paul N. Hug	4,947,783	25,795
Gregory B. Kalush	4,947,783	25,795
Randall D. Ledford	4,947,783	25,795
Michael J. Myers	4,947,783	25,795
David H. Segrest	4,947,783	25,795
Kenneth V. Spenser	4,947,783	25,795
S. Thomas Thawley	4,947,783	25,795

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)
3 (a)	Articles of Incorporation of the registrant. (2)
3 (b)	Amendment to Articles of Incorporation of the registrant. (3)
3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)
4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)
10 (a)	Master Revolving Note and Credit Agreement dated as of July 25, 2003 (6)
31 (a)	Certification Pursuant to Rules 13a-15(e) and 15d-15(e) (6)
31 (b)	Certification Pursuant to Rules 13a-15(e) and 15d-15(e) (6)
32 (a)	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32 (b)	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

     Reports on Form 8-K

     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION
(Registrant)

Date: August 12, 2003

	By:	/s/ Steven P. Kovac

Steven P. Kovac
Chief Financial Officer,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder Ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)
3 (a)	Articles of Incorporation of the registrant. (2)
3 (b)	Amendment to Articles of Incorporation of the registrant. (3)
3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)
4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)
10 (a)	Master Revolving Note and Credit Agreement, dated as of July 25, 2003 (6)
31 (a)	Certification Pursuant to Rules 13a-15(e) and 15d-15(e) (6)
31 (b)	Certification Pursuant to Rules 13a-15(e) and 15d-15(e) (6)
32 (a)	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32 (b)	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(6)	Filed herein.