Form 10-Q
period 2003-09-30
INTERPHASE CORP
filed 2003-11-14
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas (State of Incorporation)	75-1549797 (IRS Employer Identification No.)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Common Stock, $.10 par value	5,588,053

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,423	$9,857
Marketable securities	5,525	5,518
Restricted cash	—	3,500
Trade accounts receivable, less allowances for uncollectible accounts and returns of $239 and $230, respectively	6,852	5,683
Inventories	2,919	3,121
Prepaid expenses and other current assets	565	674
Income taxes receivable	553	247

Total current assets	27,837	28,600
Machinery and equipment	6,117	5,731
Leasehold improvements	387	380
Furniture and fixtures	564	549

	7,068	6,660
Less-accumulated depreciation and amortization	(5,542)	(4,921)

Total property and equipment, net	1,526	1,739
Capitalized software, net	391	199
Other assets	227	211

Total assets	$29,981	$30,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,561	$1,437
Deferred revenue	294	595
Accrued liabilities	1,598	1,291
Accrued compensation	1,105	1,023

Total current liabilities	4,558	4,346
Deferred lease obligations	99	85
Long-term debt	3,500	3,500

Total liabilities	8,157	7,931
Shareholders’ Equity:
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,530,613 and 5,514,276 shares issued at September 30, 2003 and December 31, 2002, respectively	553	551
Additional paid in capital	37,372	37,304
Accumulated deficit	(15,776)	(14,795)
Cumulative other comprehensive loss	(325)	(242)

Total shareholders’ equity	21,824	22,818

Total liabilities and shareholders’ equity	$29,981	$30,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$8,571	$6,022	$23,441	$18,338
Cost of sales	4,092	3,414	11,475	11,676

Gross margin	4,479	2,608	11,966	6,662

Research and development	1,797	1,836	5,710	5,198
Sales and marketing	1,782	1,433	5,143	4,414
General and administrative	807	846	2,530	2,415

Total operating expenses	4,386	4,115	13,383	12,027

Income (loss) from operations	93	(1,507)	(1,417)	(5,365)
Interest income, net	42	100	169	427
Other income, net	11	23	47	24

Income (loss) before income tax benefit	146	(1,384)	(1,201)	(4,914)
Income tax benefit	(220)	(663)	(220)	(2,134)

Net income (loss)	$366	$(721)	$(981)	$(2,780)

Earnings (loss) per share - basic	$0.07	$(0.13)	$(0.18)	$(0.50)

Earnings (loss) per share - diluted	$0.06	$(0.13)	$(0.18)	$(0.50)

Weighted average common shares	5,527	5,521	5,519	5,564

Weighted average common and dilutive shares	5,920	5,521	5,519	5,564

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(981)	$(2,780)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for uncollectible accounts and returns	—	(76)
Provision for excess and obsolete inventory	600	1,649
Depreciation and amortization	682	628
Deferred income taxes	—	(891)
Tax benefit from stock option exercises	26	—
Change in assets and liabilities:
Trade accounts receivable	(1,169)	701
Inventories	(398)	910
Prepaid expenses and other current assets	121	(2)
Income taxes receivable	(306)	2,476
Other assets	(4)	(90)
Accounts payable, deferred revenues and accrued liabilities	119	596
Accrued compensation	20	(102)
Deferred lease obligations	14	—

Net cash (used in) provided by operating activities	(1,276)	3,019

Cash flows from investing activities:
Purchase of property and equipment	(316)	(202)
Purchase of capitalized software	(323)	(31)
Proceeds from sale of marketable securities	1,668	1,014
Purchase of marketable securities	(1,755)	(1,187)

Net cash used in investing activities	(726)	(406)

Cash flows from financing activities:
Decrease in restricted cash	3,500	—
Purchase of redeemable common stock	—	(762)
Purchase of common stock	—	(21)
Proceeds from the exercise of stock options	44	—
Repayment of long-term debt	(3,500)	—
Borrowings under new revolving credit facility	3,500	—

Net cash provided by (used in) financing activities	3,544	(783)

Effect of exchange rate changes on cash and cash equivalents	24	110
Net increase in cash and cash equivalents	1,566	1,940
Cash and cash equivalents at beginning of period	9,857	10,415

Cash and cash equivalents at end of period	$11,423	$12,355

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for telecom and enterprise networks. The Company’s products connect computer and telecommunication servers to Wide Area Networks (WANs), Local Area Networks (LANs) and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and Integrated Services Digital Network (ISDN) technologies. See Note 8 for information regarding the Company’s revenue related to North America and foreign countries.

The accompanying condensed consolidated interim financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

While the accompanying interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2002, to correspond with the presentation used at September 30, 2003, and for the periods then ended.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$366	$(721)	$(981)	$(2,780)
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(517)	(557)	(1,630)	(2,128)

Pro forma net loss	$(151)	$(1,278)	$(2,611)	$(4,908)

Earnings (loss) per common share:
As reported – basic	$0.07	$(0.13)	$(0.18)	$(0.50)

Pro forma – basic	$(0.03)	$(0.25)	$(0.50)	$(0.94)

As reported – diluted	$0.06	$(0.13)	$(0.18)	$(0.50)

Pro forma – diluted	$(0.03)	$(0.25)	$(0.50)	$(0.94)

NOTE 2. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$1,689	$2,325
Work-in-process	929	670
Finished goods	301	126

Total	$2,919	$3,121

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. - DEFERRED TAXES

SFAS 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.

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

During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001. In addition, the French tax administration also concluded a tax audit of the Company's French subsidiary covering the same periods resulting in a finding of no tax due. Due to the finalization of both tax audits, the Company recognized a tax benefit of approximately $245,000 during the third quarter of 2003. This benefit was partially offset by taxes on foreign income.

NOTE 4. - CREDIT FACILITY

On July 25, 2003, the Company entered into a new $5 million revolving bank credit facility designed to replace an older credit facility maturing on June 30, 2004. In September of 2003, the Company borrowed $3.5 million under the new credit facility and used the proceeds to repay the amounts outstanding under the old credit facility. The new credit facility bears interest at the rate of LIBOR plus 2.0%, matures on July 30, 2005 and all borrowings are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

NOTE 5. - EXIT ACTIVITIES

During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities which expires during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it has been determined that the facility will not be needed for overflow space and the Company is pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of this year, classified as operating expenses, related to net termination costs associated with the lease of the facility. As of September 30, 2003, the facility had not been subleased. Additional costs may continue to be incurred in future periods if the Company is not successful in subleasing the facility. A reconciliation showing the changes to the liability account during the quarter is as follows (in thousands):

Liability at June 30, 2003	$109
Rent payments	(39)
Cost of not subleasing	23

Liability at September 30, 2003	$93

Total costs to date	$132

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. - COMPREHENSIVE INCOME (LOSS)

The following table shows the Company’s comprehensive income (loss)(in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$366	$(721)	$(981)	$(2,780)
Other comprehensive income (loss):
Unrealized holding (loss) gain arising during period, net of tax	(43)	66	(79)	51
Foreign currency translation adjustment	8	(17)	(4)	53

Comprehensive income (loss)	$331	$(672)	$(1,064)	$(2,676)

NOTE 7. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic earnings per share:
Net income (loss)	$366	$(721)	$(981)	$(2,780)
Weighted average commons shares outstanding	5,527	5,521	5,519	5,564
Basic earnings per share	$0.07	$(0.13)	$(0.18)	$(0.50)

Diluted earnings per share:
Net income (loss)	$366	$(721)	$(981)	$(2,780)
Weighted average common shares outstanding	5,527	5,521	5,519	5,564
Dilutive stock options	393	—	—	—

Weighted average common shares outstanding – assuming dilution	5,920	5,521	5,519	5,564
Diluted earnings per share	$0.06	$(0.13)	$(0.18)	$(0.50)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	882	2,386	1,805	2,083

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. - SEGMENT INFORMATION

The Company is principally engaged in the design, development, and manufacturing of high-performance connectivity products utilizing advanced technologies being used in next generation telecommunication networks and enterprise data/storage networks. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

Geographic revenue related to North America and foreign countries for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
North America	$6,765	$4,842	$16,925	$13,501
Europe	863	582	2,786	3,122
Pacific Rim	943	598	3,730	1,715

Total	$8,571	$6,022	$23,441	$18,338

Additional information regarding revenue by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Product Revenue:
Broadband telecom	$5,899	$3,442	$13,140	$8,430
SlotOptimizer	2,235	1,856	7,855	6,593
LAN	294	208	1,086	1,490
Storage	28	262	423	1,013
WAN	14	34	111	147
Other	101	220	826	665

Total	$8,571	$6,022	$23,441	$18,338

NOTE 9. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as the AICPA’s Statement of Position (“SOP”) 81-1. EITF Issue 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

Revenue

Total revenue increased approximately 42% to $8.6 million for the three months ended September 30, 2003, compared to $6.0 million for the same period in the prior year. The increase was primarily attributable to Broadband telecom product revenue, which increased approximately 71% to $5.9 million for the three months ended September 30, 2003, compared to $3.4 million in the comparable period. The increase in revenue was partially offset by the continued decrease in revenue related to legacy networking and storage product lines, which decreased approximately 66% to $88,000 during the third quarter of 2003, compared to $257,000 for the comparable period in the prior year. The Company believes that if the telecommunication industry stabilizes, it will continue to experience growth in revenue as design wins begin to move into production volumes. However, this growth will continue to be impacted by decreased sales related to legacy networking and storage product lines.

For the nine months ended September 30, 2003, total revenues increased approximately 28% to $23.4 million, compared to $18.3 million for the same period in the prior year. The increase was primarily attributable to Broadband telecom and SlotOptimizer product revenue. Broadband telecom revenue increased approximately 56% to $13.1 million for the nine months ended September 30, 2003, compared to $8.4 million in the comparable period. In addition, SlotOptimizer revenue increased approximately 19% to $7.9 million for the nine months ended September 30, 2003, compared to $6.6 million for the comparable period. The increase in revenue related to these product lines was partially offset by the continued decrease in revenue related to legacy networking and storage product lines, which decreased approximately 74% to $419,000 for the nine months ended September 30, 2003, compared to $1.7 million for the comparable period in the prior year. The Company believes that if the telecommunication industry stabilizes, it will continue to experience growth in revenue as design wins begin to move into production volumes. However, this growth will continue to be impacted by decreased sales related to legacy networking and storage product lines.

During the third quarter of 2003, sales to two customers accounted for approximately 60% and 23% of total revenue, compared to approximately 43% and 30% of total revenue for the comparable period. No other customer accounted for more than 10% of the Company’s consolidated revenue for the periods then ended.

Gross Margin

For the three months ended September 30, 2003, gross margin, as a percentage of sales, was 52% compared to 43% for the same period in the prior year. The increase in the gross margin percentage primarily relates to the continued shift in product mix towards higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due to increased production volumes and lower overall overhead costs.

For the nine months ended September 30, 2003, gross margin, as a percentage of sales, was 51% compared to 36% for the same period in the prior year. The increase in the gross margin percentage primarily relates to an excess and obsolete inventory charge of $1.6 million incurred during the nine months ended September 30, 2002 compared to $600,000 incurred for the same period in the current year. Additionally, there has been a continued shift in product mix towards higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due to increased production volumes and lower overall overhead costs.

Research and Development

The Company’s investment in the development of new products through research and development was $1.8 million for both the three months ended September 30, 2003 and 2002. As a percentage of total revenue, research and development expense was approximately 21% in the third quarter of 2003 as compared to approximately 31% for the same period for the prior year. The decrease in research and development costs as a percentage of total revenue is due to increased revenue.

The Company’s investment in the development of new products through research and development was $5.7 million and $5.2 million for the nine months ended September 30, 2003 and 2002, respectively. Approximately 81% of the increase in research and development expenses period over period is due to foreign currency changes as the dollar dropped significantly (see Item 3 – Foreign Currency Risk) in value relative to the Euro. The remaining portion of the increase is primarily due to an increase in the development of new telecom products. As a percentage of total revenue, research and development expense was approximately 24% for the nine months ended September 30, 2003 compared to approximately 28% for the same period in the prior year. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development costs for the period.

Sales and Marketing

Sales and marketing expenses were $1.8 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively. The increase in sales and marketing expense quarter over quarter is primarily due to higher sales commissions and bonuses as a result of the increase in revenue during the quarter. As a percentage of total revenue, sales and marketing expense was approximately 21% for the third quarter of 2003 down from approximately 24% for the comparable period. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing at a higher rate than sales and marketing expense for the quarter.

Sales and marketing expenses increased approximately 17% to $5.1 million for the nine months ended September 30, 2003, compared to $4.4 million for the same period in the prior year. Approximately 45% of the increase in sales and marketing expense period over period is due to higher sales commissions and bonuses due to higher revenue levels. Additionally, approximately 32% of the increase in sales and marketing expense is due to increased travel and headcount related expenses related to the sales organization. The remaining portion of the increase primarily relates to higher marketing expenditures, including headcount. As a percentage of total revenue, sales and marketing expense decreased to approximately 22% for the nine months ended September 30, 2003 from approximately 24% for the comparable period. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing at a higher rate than sales and marketing expense for the nine months ended September 30, 2003.

General and Administrative

General and administrative expenses were $807,000 and $846,000 for the three months ended September 30, 2003 and 2002, respectively. As a percentage of total revenue, general and administrative expenses decreased to approximately 9% for the third quarter of 2003 compared to approximately 14% for the same period in the prior year. The decrease as a percentage of total revenue is due to increased revenue.

General and administrative expenses were $2.5 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses period over period is primarily related to an increase in insurance premiums and other accounting related expenses. As a percentage of total revenue, general and administrative expenses decreased to approximately 11% for the nine months ended September 30, 2003 from approximately 13% for the same period in the prior year. The decrease as a percentage of total revenue is due to revenue for the period increasing at a higher rate than general and administrative expenses.

Interest Income, Net

Interest income, net of interest expense, decreased to $42,000 for the three months ended September 30, 2003 from $100,000 in the comparable period. For the nine months ended September 30, 2003, interest income, net of interest expense, decreased to $169,000 from $427,000 for the same period in the prior year. The decrease, during both the three and nine months ended September 30, 2003 as compared to the same period in the prior year, is primarily due to lower cash levels during 2003 as well as lower investment rates of return.

Other Income, Net

Other income, net of other expense, decreased to $11,000 for the three months ended September 30, 2003 from $23,000 in the comparable period. For the nine months ended September 30, 2003, other income, net of other expense, increased to $47,000 compared to $24,000 for the same period in the prior year. The increase is primarily due to net losses incurred in the prior period from the sale of marketable securities, as compared to net gains for the nine months ended September 30, 2003, partially offset by a decrease in the amount of proceeds received from the sale of obsolete inventory parts during the current period.

Income Taxes

The Company’s effective tax benefit rate was 18% for the nine months ended September 30, 2003 compared to 43% for the same period in the prior year.

The Company continues to provide a full valuation allowance for its net deferred tax assets at September 30, 2003. However, during the third quarter 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001. In addition, the French tax administration also concluded a tax audit of the Company’s French subsidiary covering the same periods resulting in a finding of no tax due. Due to the finalization of both tax audits, the Company recognized a tax benefit of approximately $245,000 during the third quarter of 2003. This benefit was partially offset by taxes on foreign income.

The effective tax benefit rate for the comparable period differed from the statutory rate due to foreign income, which was offset by foreign loss carry forwards. As of December 31, 2002, all remaining foreign loss carry forwards expired.

Net Income ( Loss)

The Company reported net income of $366,000 for the three months ended September 30, 2003, as compared to a net loss of $721,000 for the same period in the prior year. Basic and diluted earnings per share for the three months ended September 30, 2003 were $0.07 and $0.06, respectively, compared to $(0.13) for the comparable period. For the nine months ended September 30, 2003, the Company reported a net loss of $981,000, compared to a net loss of $2.8 million for the comparable period. Basic and diluted earnings per share were $(0.18) and $(0.50) for the nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents increased $1.6 million in the nine months ended September 30, 2003 and increased $1.9 million in the nine months ended September 30, 2002. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the nine months ended September 30, 2003 and 2002, are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization and deferred income taxes. Cash used by operating activities totaled $1.3 million for the nine months ended September 30, 2003, compared to a net loss of $981,000. Cash provided by operating activities was $3.0 million for the nine months ended September 30, 2002, compared to a net loss of $2.8 million. Provision for uncollectible accounts resulted in a benefit of $76,000 during the nine months ended September 30, 2002 due to recoveries and improved aging statistics. No provision for uncollectible accounts was required during the nine months ended September 30, 2003 as the aging statistics and estimates do not warrant an increase to the provision at this time. Provision for excess and obsolete inventory has decreased in 2003 as the Company’s inventory turns continue to improve. Depreciation and amortization increased slightly for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Deferred income taxes decreased for the nine months ended September 30, 2003, due to a full valuation allowance for the Company’s deferred tax assets. See Note 3 for further information regarding the Company’s deferred tax assets.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

The Company’s investing activities resulted in a net cash use of $726,000 and $406,000 for the nine months ended September 30, 2003 and 2002, respectively. Cash flows from investing activities in each of the periods related principally to additions to property, equipment, capitalized software and leasehold improvements and the Company’s investments in marketable securities. Additions to property, equipment, capitalized software and leasehold improvements in each of the periods focused on the manufacturing, sales and engineering functions of the Company. The expenditures made during the nine months ended September 30, 2003 related primarily to capitalized software used in the engineering and sales functions. Expenditures made during the nine months ended September 30, 2002 related primarily to general equipment and furniture upgrades.

Financing Activities

Net cash provided by financing activities totaled $3.5 million for the nine months ended September 30, 2003 and related primarily to the removal of the restrictions on cash associated with the old credit facility. Cash used from financing activities totaled $783,000 for the nine months ended September 30, 2002 and includes the purchase of redeemable common stock of $762,000 and the purchase of common stock of $21,000.

Commitments and Contingencies

At September 30, 2003, the Company had no material commitments to purchase capital assets. The Company’s significant long-term obligations for the period then ended are its operating leases on facilities and future debt payments related to the Company’s new credit facility. To date, the Company has not paid any dividends and does not anticipate paying any for the remainder of 2003.

In October 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock. Purchases are authorized to be made from time to time during a twenty-

four month period in the open market or in privately negotiated transactions, depending on market conditions. The Company plans to cancel all shares that it repurchases. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time.

On July 25, 2003, the Company entered into a new $5 million revolving bank credit facility (“new credit facility”) designed to replace an older credit facility (“old credit facility”) maturing on June 30, 2004. In September of 2003, the Company borrowed $3.5 million under the new credit facility and used the proceeds to repay the amounts outstanding under the old credit facility. The new credit facility bears interest at the rate of LIBOR plus 2%, matures on July 30, 2005 and all borrowings will be secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

Other

Based on current operating levels, management believes that current cash on hand and cash generated from operations will be sufficient to meet the Company’s liquidity needs for working capital, capital expenditures and debt service during the next twelve months. To the extent that actual operating results or other developments differ from management’s expectations, the Company’s liquidity could be adversely affected.

The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements, and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of its common stock or take a combination of such steps to manage its liquidity and capital resources. Additionally, in the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transactions, the Company may consider using available cash, issuing additional equity securities or increasing its indebtedness or that of its subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as the AICPA’s Statement of Position (“SOP”) 81-1. EITF Issue 00-21 does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal years beginning after June 15, 2003. The Company does not believe that EITF Issue 00-21 will have a material impact on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for a charge of approximately $366,000 for the nine months ended September 30, 2003, compared to a benefit of $257,000 for the comparable period.

Market Price Risk

The Company had no equity hedge contracts outstanding as of September 30, 2003 or December 31, 2002.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation by the Company’s CEO and CFO, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2 (a)	Stock Purchase Agreement, dated June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)

3 (a)	Articles of Incorporation of the Registrant. (2)

3 (b)	Amendment to Articles of Incorporation of the Registrant. (3)

3 (c)	Amended and Restated Bylaws of the Registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

4 (a)	Rights Agreement dated December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

10 (a)	Master Revolving Note and Credit Agreement dated July 25, 2003 (6)

31 (a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) (7)

31 (b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) (7)

32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated October 16, 2003, containing a press release dated October 15, 2003, announcing the Company’s release of financial results for the quarter and nine months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)

By:	/s/ Steven P. Kovac

Steven P. Kovac
Chief Financial Officer,
Vice President of Finance
and Treasurer
(Principal Financial and
Accounting Officer)

Plano, Texas
November 13, 2003

INDEX TO EXHIBITS

Exhibits

2 (a)	Stock Purchase Agreement, dated June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)

3 (a)	Articles of Incorporation of the Registrant. (2)

3 (b)	Amendment to Articles of Incorporation of the Registrant. (3)

3 (c)	Amended and Restated Bylaws of the Registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

4 (a)	Rights Agreement dated December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

10 (a)	Master Revolving Note and Credit Agreement dated July 25, 2003 (6)

31 (a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) (7)

31 (b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) (7)

32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from the Company’s Report on Form 8-K filed on August 6, 1996.

(2)	Incorporated by reference from the Company’s Registration Statement No. 2-86523 on Form S-1.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Company’s Report on Form 8-K filed on January 9, 2001.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(7)	Filed with this Quarterly Report on Form 10-Q.