Form 10-K
period 2003-12-31
INTERPHASE CORP
filed 2004-03-24
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1549797 (I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $40,561,077.

As of March 15, 2004, registrant had 5,696,099 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into this annual report on Form 10-K: Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 2004 (Part III).

PART I

ITEM 1. BUSINESS

Introduction

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and professional services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and computer systems to Wide Area Networks (WANs), Local Area Networks (LANs), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, IP, Fibre Channel, HDLC and multi-protocol interworking technologies.

The Company maintains a website on the Internet with the address of www.interphase.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2003 and copies of the Company’s Quarterly Reports on Form 10-Q for 2002 and 2003 and any current Reports on Form 8-K for 2002 and 2003, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such website. The general public may obtain any materials the Company files with the SEC at 1-800-SEC-0330, or since the Company is an electronic filer, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Key Terms and Definitions

Interphase is a technology company and many terms used by the Company may be unfamiliar to those outside the industry. The following are some key terms that may be useful in helping the reader understand the products, technologies, and markets relevant for the Company.

Adapter – Also called a host bus adapter (HBA) or network interface card (NIC). An adapter is a device that connects a computer server to one or more peripheral devices (such as switches, hubs, storage devices, etc.) or other computers. An adapter card typically plugs into the expansion bus of a system and communicates with the operating system controlling the system via the use of specific device drivers. Adapters generally refer to passive (non-intelligent) printed circuit boards used for interfacing to a network.

AdvancedTCA or ATCA (Advanced Telecom Computing Architecture) – The next generation of system architecture beyond CompactPCI. It affords greater bandwidth, processing density, board real estate, cooling abilities, and memory to meet the growing needs of next generation applications.

ATM (Asynchronous Transfer Mode) – A network technology for both LANs and WANs that supports real time voice, real time video, and data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service (QoS) for that transmission. However, unlike telephone switches that dedicate circuits end to end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Mbps.

Broadband - A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice grade line.

Communications Controller - Communications controller modules (similar to a network interface card) are designed specifically for carrier-grade computer systems that often support signaling, switching and routing networks. Communication controllers must conform to specifications that maintain overall system compliance to the rigorous performance and reliability standards that apply to telecom service provider equipment into which they are integrated. Controllers are essentially intelligent network interface cards.

CompactPCI - An industrial grade variation of the PCI bus standard that utilizes the Eurocard (VME) form factor. CompactPCI has been widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9’s” (99.999%) reliability. Often referred to as CPCI or cPCI, it is a standardized architecture for printed circuit boards used in the embedded systems industry.

Fast Ethernet - A variation of the Ethernet standard (10Base-T) that provides 100 Mbps transmission bandwidth, and up to 200 Mbps total I/O throughput with full duplex operation. Also known as 100Base-T. Often 10/100Base-T is used to describe a link with the capability to support both Ethernet (10 Mbps) and Fast Ethernet (100 Mbps).

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

Gigabit Ethernet - An Ethernet technology that raises transmission speed to one Gbps and is used primarily for backbone networks and high-speed server-to-server connectivity. Also known as 1000Base-T.

I/O (Input/output) - The transfer of data or voice traffic into and out of a computing device.

IPSec (IP SECurity) - A security protocol from the IETF that provides authentication and encryption over the Internet.

ISDN (Integrated Services Digital Network) - A system of digital connections that has been available for over a decade and has gained increased use in the last few years for high-speed data and video transmission.

LAN (Local Area Network) - A short-distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.

Media Gateway - A networking device that converts data from the format required for one type of network to the format required for another. The media gateway is controlled by the media gateway controller. Both are a component of softswitch.

Node B - A component of a 3G wireless base station containing radio transmitters and receivers. Often referred to as a wireless cell site.

OC-3/STM-1 - The American and European standards (respectively) for ATM optical interconnect 3 traffic, which is a digital transmission link with capacity of 155 Mbps. This line speed is very common in telecommunications access networks.

Operating System - The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it is running in or by a third party. It is an important component of the computer system because it sets the operational guidelines for all application programs that run on the system. All programs must “talk to” the operating system. Popular network operating systems today include Windows NT, XP and 2000, VxWorks, Solaris and Linux.

PCI - A bus standard (Peripheral Components Interconnect) that is currently the main general-purpose bus in many desktop computers and a majority of enterprise servers throughout the world. Telecom servers generally use the newer generation of the PCI architecture-CompactPCI.

PCI-X - A high-performance extension to the PCI Local Bus that is designed to meet the increased I/O demands of technologies such as Fibre Channel, Gigabit Ethernet, and Ultra3 SCSI.

PMC (PCI Mezzanine Card) - a low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI.

PTMC (PCI Telecom Mezzanine Card) — A mezzanine card with connectors specific to telecom applications, based on the industry standard PICMG 2.15.

RAID (Redundant Array of Inexpensive Disks) — A set of physical disk drives used for data storage viewed by the user as a single logical device. Data is written to a number of disk drives in a RAID so that if one fails, the data can be retrieved from one of the remaining drives.

SAN (Storage Area Network) — A flexible “any-to-any” networking infrastructure linking multiple servers to multiple storage devices. Based on Fibre Channel technology, SANs have recently emerged as the highest performance data communications environment available today to interconnect servers and storage. Running at Gigabit speeds, SANs offer better scalability, fault recovery and general manageability than current client-server LAN-based approaches for real-time and data-intensive applications. Storage Area Networks are being widely deployed for video editing, prepress, and data mining applications throughout the general IT marketplace.

SCSI (Small Computer System Interface) — Pronounced “skuzzy,” SCSI is a widely used communications technology for connecting computer servers to storage devices. The technology is especially popular in applications where network servers are attached to numerous SCSI drives and configured as fault-tolerant RAID clusters. In the event one drive fails, the system is still operational. SCSI-based RAID is widely used in file servers, database servers and other network servers. Interphase products utilize Ultra2 SCSI, which provides up to 80 Mbps data throughput and Ultra3 SCSI, which doubles the throughput to 160 Mbps.

Security Acceleration Adapters — Modules that serve as co-processors assisting a host CPU card by offloading security encryption and decryption processes, thereby accelerating security processing performance.

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

Softswitch (Software Switch) — A generic term for an open application program interface software used to bridge a public switched telephone network and the Internet Protocol by separating the call control functions of a phone call from the media gateway (transport layer).

SS7 (Signaling System 7) — The protocols used in the U.S. telephone system for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier and it also routes local calls based on the first three digits of the phone number.

T1/E1 - A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second) or 2.048 for the E1 standard. T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances. E1 is the European equivalent and J1 is the Japanese equivalent to T1.

T3/E3 - A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a T3 link is capable of handling 672 voice conversations. E3 is the European equivalent and J3 is the Japanese equivalent to T3.

WAN (Wide Area Network) - A communications network that covers a wide geographic area, such as state or country. A WAN typically extends a LAN (Local Area Network, see above) outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN (virtual private network) connectivity.

6U - A standard size and design of printed circuit boards and the chassis that holds them.

Mission

The Company’s mission is to provide innovative, high-performance connectivity solutions for the telecommunications and enterprise embedded system markets. To achieve this, Interphase pursues several key initiatives that include:

Providing an advanced line of communication controllers for next-generation telecom systems.

The Company offers original equipment manufacturers (OEMs) in the communications sector an advanced, high quality, high performing, feature-rich, and broad portfolio of communications boards and subsystems at competitive prices. The Company therefore maintains a value strategy while maintaining the utmost commitment to customer service and flexibility to customer needs.

OEMs, due to significant workforce reductions over the last two to three years, have been outsourcing a greater and greater portion of the equipment that they traditionally made in-house. To capitalize on this trend, Interphase offers a comprehensive line of carrier-class communications controllers and network interface solutions for:

•	2.5 and 3G Wireless - controllers that provide enhanced mobile services and integration with other networks

•	Broadband/Network Telephony Access - controllers that enable high-speed network connectivity, i.e. Internet access through ADSL, cable and fixed wireless providers

•	Intelligent (SS7) and Converging Networks - controllers that help service providers migrate their intelligent network facilities to more scalable and cost-effective architectures and provide new platforms for softswitch and media gateway convergence of voice and data networks

To further assist telecommunication server providers, Interphase launched its professional services organization in 2001 responsible for customizing software and third party applications to customer-specific designs. With high-performance communication controllers, software development tools, protocol support, experience with third party protocols and complementary professional services, Interphase products and services help decrease costs and improve time-to-market of OEMs building next-generation telecom equipment.

A comprehensive private network I/O adapters and modules

In order to provide Interphase customers with effective storage networking solutions, Interphase offers a comprehensive line of networking adapters and security acceleration modules specifically designed for use in demanding, enterprise class applications such as:

•	Private Networking/Enterprise Networking — mission critical backbone and Internet servers served with unique, slot-saving designs

•	Network Security — Enterprise devices, such as virtual private networks (VPNs), that provide encryption and decryption of data traffic for preventing security breaches. Interphase serves this segment with network security co-processor modules

•	Storage Area Networks — servers providing high speed data storage and retrieval in enterprise environments. Interphase serves this segment with a portfolio of fibre channel host bus adapters

Currently, the Company is developing only specialized enterprise equipment due to the rapid commoditization of unspecialized (or “standardized”) equipment in this segment.

Delivering superior customer service

Over the past 25 years, Interphase has established strong relationships with key Fortune 500 suppliers of enterprise computer and telecommunication servers. Much of this success has been due to the superior pre- and post-sale service the Company delivers to customers. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company’s technical support is staffed by experts for both Telecom and Enterprise products, allowing Interphase to specifically focus its support efforts for the different needs and requirements of its customers in these differing market segments.

Developing strategic partnerships.

Interphase is an acknowledged leader in designing products for multi-vendor interoperability. The Company leverages this leadership position into strategic partnerships with its partner program. Through this program, Interphase builds synergistic marketing and technical relationships with other key suppliers in its respective markets. Rigorous product testing and early access to new partner product releases allows tighter product integration and helps assure compatibility for end-users of the Company’s products. Also, Interphase’s joint software development, particularly with third party protocol vendors, decreases the integration time for customers by offering a pre-integrated solution.

Products

Interphase offers an advanced line of telecom communication controllers, a comprehensive portfolio of specialized enterprise connectivity and storage adapters, and resource modules for security acceleration.

Telecom Products

Interphase products designed for use in next-generation Broadband telecommunication networks include:

•	iNAV 9200 Multiprotocol Gateway Appliance - a specialized appliance designed for bridging multiple protocols for converging networks with dissimilar network protocols.

•	iNAV 4000 CompactPCI Network Processor Blade - a protocol interworking, network protocol processing board with on-board intelligence suited to broadband convergence applications such as wireless gateways and media gateways.

•	iNAV 3000 CompactPCI Blade - a telecom “carrier” card designed to enable PMC cards to function in a CompactPCI environment aimed at narrowband applications.

•	1635 CompactPCI Packet Switched Backplane T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller, based on the PICMG 2.16 Ethernet backplane standard, with an advanced architecture featuring the Motorola MPC8264 RISC CPU that offers superior performance over T1/E1/J1 communication links. The 1635 also offers dual Ethernet interfaces to 2.16 backplanes, and can convert both SS7 and ATM to IP for converging different networks.

•	4531 PMC ATM over T3/E3 Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM communications over T3/E3 connections for applications such as aggregating Internet traffic for transport over the public ATM backbone network.

•	4531S PMC ATM over T3/E3 Communications Controller - an intelligent, high-performance, PCI Mezzanine Card that provides software selectable T3/E3 network access, and can support multiple protocols on-board, improving overall system performance.

•	4532 PMC OC-3/STM-1 Communications Controller - an intelligent, high-performance, PCI Mezzanine Card that provides direct access to SONET networks and software selectable access to an OC-3/STM-1 ATM network, as well as a 10/100 Ethernet interface. The Company believes that the 4532 is the only product in its class, and is ideally suited for 3G networks that define ATM as the interconnect between radio network controllers and cell sites, for example. It also targets broadband access networks and gateways that require on-board ATM to Ethernet interworking.

•	4532P PMC ATM over OC-3/STM-1 Communications Interface Card - A passive interface module providing 155 Mbps connectivity for use with the iNAV 4000.

•	4534 PMC Quad-port Serial Communications Controller - a PCI Mezzanine Card that provides reliable, high performance serial communications for multiple telecommunication protocols including ATM, ISDN, Frame Relay, X.25 and PPP.

•	4535 PMC Multiprotocol T1/E1 Communications Controller - a cost-effective PCI Mezzanine Card that provides two high-speed serial communication links to provide connection to the Public Switch Telephone Network to support advanced SS7 or AIN applications.

•	4537 PMC Multiprotocol T1/E1 Communications Controller - a PCI Mezzanine Card targeted specifically for telecommunication applications that require multiple T1/E1 interfaces. The 4537 supports multiple frame-based protocols, such as ATM and SS7, provides options for front or rear I/O access, and includes an integrated Channel Service Unit.

•	4538 PMC T1/E1/J1 Communications Controller - a PCI Mezzanine Card with 2 software selectable T1/E1/J1 interfaces on the front faceplate plus a 10/100 Ethernet port. It is targeted for signaling and control plane applications in wireless and “converged” voice and data telecom networks. With its on-board SS7 protocol processing, excellent SS7 performance, and its Ethernet access, it is a modular solution for signaling platforms and signaling gateway applications.

•	4539 PMC Communications Controller - a PCI Mezzanine Card targeted for signaling/control plane and broadband/user plane telecom networks. The 4539 offers four software selectable T1/E1/J1 interfaces via rear access, and a 10/100 Ethernet interface on the front. The 4539 supports multiple protocols on board, including ATM, and it can serve both narrowband and broadband networks in one solution.

•	4575 PMC ATM Communications Interface Card - a PCI Mezzanine Card that provides cost-effective, reliable, high performance ATM over OC-3/STM-1 155 Mbps connectivity.

•	4576 PMC ATM Communications Interface Card - the next generation of the 4575 product.

•	5539F PCI T1/E1/J1 Communications Controller - a PCI version of the 4539 for use in traditional PCI-based systems.

•	5575 PCI ATM Communications Interface Card - a PCI adapter card that provides full duplex ATM connectivity for systems running Windows NT, Novell NetWare, UnixWare, Solaris and AIX.

•	5576 PCI ATM Communications Interface Card - the next generation of the 5575 product.

•	6535 CompactPCI T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller with an advanced architecture featuring the Motorola MPC8264 RISC CPU that offers superior performance over T1/E1/J1 communication links.

•	6575 CompactPCI ATM Communications Controller - a 3U or 6U CompactPCI adapter that provides full duplex ATM connectivity at OC-3/STM-1 data rates for industrial and telecommunication systems.

•	iWARE - a software development suite that complements the intelligent communications controllers. It offers an application programming interface for developers to develop applications on the Interphase communications controllers and provides software for various protocols to be run on the Interphase controllers.

Enterprise Network Products

Interphase enterprise products targeted for use in enterprise applications include the following:

•	4526T PowerSAN PCI Fibre Channel Adapter - a new 33Mhz PMC adapter which provides single port 1-Gbps Fibre Channel connectivity.

•	5540 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides price-effective 1-Gbps storage connectivity for basic Fibre Channel SAN connectivity.

•	5541 PowerSAN PCI Fibre Channel Adapter - a low profile version of the 5540 that is only half of the height of normal PCI cards, allowing use in the new smaller profile (1U) servers being increasingly used in Internet server and e-commerce applications.

•	5550 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides two independent 1-Gbps Fibre Channel connections for high-reliability SAN applications.

•	5560 PowerSAN PCI Fibre Channel Adapter - a 66Mhz PCI bus adapter which provides 2-Gbps Fibre Channel connectivity for applications requiring maximized data throughput.

•	FibreView Enterprise - a JAVA-based management utility which allows enterprise IT managers to control Fibre Channel server connections from anywhere within the network via the Internet.

•	5570 SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card providing full duplex Gigabit Fibre Channel and high-performance Gigabit Ethernet connectivity.

•	552C SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra2 SCSI connectivity with two 10/100 Ethernet ports.

•	553C SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra3 SCSI connectivity with two 10/100 Ethernet ports.

•	551E SlotOptimizer Single-port Fast Ethernet Adapter - a 64-bit PCI adapter card with a Fast Ethernet interface.

•	554E SlotOptimizer (Combo) Quad-port Fast Ethernet Adapter - a 64-bit PCI adapter card that provides four independent full-duplex Fast Ethernet ports.

•	45NS PMC Network Security Acceleration Adapter - a PCI mezzanine card designed for IPSec processing acceleration for use in encryption and decryption of security protocols.

•	55NS PCI Network Security Acceleration Adapter - a PCI card designed for IPSec processing acceleration for use in encryption and decryption of security protocols.

New Product Development

As stated previously, the primary target markets for the Company’s products are characterized by those areas of a telecom network that can reduce cost for service providers (carriers), decrease their time to market for deployment of new and existing services and finally, preserve carriers’ prior network equipment investment. The economic downturn in the telecom business sector has forced telecom service providers and network equipment providers, or NEPs, to reexamine their areas of competitive value add and streamline their business operations. In particular, NEPs, and carriers as well, have been consolidating their product development and manufacturing groups, which actions generally lead to an increase in the use of off-the-shelf products, such as the products sold by Interphase. Consequently, the Company’s new product development is driven by the profitable growth areas in the market where NEPs use off the shelf designs and emerging standards that improve the performance and reliability of standard designs and the race to market.

Enterprise/Private Network Initiatives

In the enterprise network segment, Interphase will invest product development resources for additions to the existing security acceleration product line. These security modules are designed to work as co-processor resources for servers required to perform compute-intensive security encryption and decryption functions. Use of these security modules offloads host CPUs of encryption/decryption burdens and therefore improves overall system performance significantly. Based on interest from customers in the currently-available 45NS and 55NS security products, the new additions to this line are expected to offer customers even greater throughput by way of a newer, more powerful co-processor chipset.

Additionally, Interphase seeks to enhance its SlotOptimizer® product line, a portfolio of products that enable maximized port density, enabling OEMs and enterprises alike to consolidate multiple network interfaces on to a single slot. The end result is conservative usage of system slots for network I/O and real estate preservation within the server chassis. The SlotOptimizer line will be expanded to include PCI mezzanine card (PMC) architectures. With the addition of a variety of new PMC-based designs, maximized slot density solutions are brought to market for use with a broader set of system architectures, including CompactPCI, VME, and proprietary systems. This move is intended to broaden the list of suitable applications for the SlotOptimizer line to include carrier-grade and military uses in addition to a wide variety of enterprise networking applications.

Telecom Segment Initiatives

Interphase continues to build on its existing portfolio of telecom solutions by diversifying into an even wider set of capabilities. The Company continues to target three main carrier segments (via OEM channels) with the greatest opportunity for intelligent communications solutions including wireless, convergence/next generation public network equipment, and broadband network/telephony access. Expansion of the iSPAN and iNAV lines will occur in several ways, described below.

Migration to Pre-integrated Frameworks. Interphase has evolved from offering passive line interface modules to intelligent communications controllers in the last few years. In keeping with the same initiative, Interphase has made several pre-integrated frameworks available to customers. These solutions are generally a combination of multiple hardware and software modules which enable customers to spend less time and development resources for integrating their blade-level subsystems. This affords OEMs a better focus on their true core competencies (i.e. applications development), faster time to market, and a reduction in development costs. More of these frameworks, using a combination of Interphase products and partner components, will become available in the coming year.

AdvancedTCA. The widely accepted telecom platform form factor, CompactPCI, is beginning to reach a performance peak, and NEPs and carriers alike are developing applications that will outgrow the architecture. Vendors seeking to provide solutions with greater bandwidth, processing density, board real estate, cooling abilities, and memory to meet the needs of next generation applications have initiated a new technology standard. Governed by the PICMG standards body, the PICMG 3.0 subcommittee is standardizing the Advanced Telecom Computing Architecture (AdvancedTCA or ATCA) specification. Interphase is an active participant in this standards group, and it has under development two AdvancedTCA products. This new architecture is beginning to gain acceptance by network OEMs, and full production units are expected to slowly replace CompactPCI systems in the coming years.

Appliances. Interphase has maintained a specialty in interworking multiple protocols and gateway-on-a-card technologies for several years and has begun to expand its product line upon this concept. The Company’s interworking solutions based on a single card (as opposed to previous methods requiring the use of multiple boards) have paved the way for compact, specialized appliances for bridging multiple protocols. Interphase has announced the first product in a new line of appliances, the iNAV 9200 Multiprotocol Gateway Appliance, designed for bridging ATM and Ethernet protocols. Based on network processors, this new line of products offers numerous advantages to the network equipment OEMs and carriers alike, including improved performance, a hardware-based architecture (a substantial improvement in reliability and development time over software-based alternatives), reduced footprint, and significantly reduced cycles for applications development due to the pre-development of protocol software. Protocol interworking is a widespread practice throughout the public network, because it enables carriers to migrate existing infrastructures to next generation technologies without forklift upgrades. Convergence of voice and video is a common theme today and Interphase appliances provide a higher performing, more cost effective solution in specific convergence applications requiring simple protocol conversions.

Industry Standards Participation

The Company has been engaged in the development of new products and the refinement of its existing products since its inception. Throughout its history, Interphase has been active in the formulation of industry standards sanctioned by groups such as the PCI Industrial Manufacturers Group (PCIMG) and the AdvancedTCA subcommittee in particular, IEEE, ANSI, VME International Trade Association (VITA), Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, and Storage Networking Interoperability Association (SNIA), and FC-Open (Fibre Channel) Consortium.

Marketing and Customers

The Company’s products are sold to network equipment OEMs for inclusion in embedded systems designed for use in carrier networks and enterprise data networks. These purchasers incorporate the Company’s products into proprietary or standards-based systems for resale to either telecom carriers directly, or in cases of enterprise equipment, to distributors, system integrators or VARs (which may add specially designed software) prior to resale to the enterprise end-users. Also, the Company sells products directly to sophisticated end-users such as the military. During 2003, sales to Lucent Technologies and Hewlett Packard accounted for $13.5 million or 42% and $9.7 million or 30% of the Company’s consolidated revenues, respectively. During 2002, sales to Hewlett Packard and Lucent Technologies accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. During 2001, sales to Hewlett Packard and SCI Systems accounted for $8.5 million or 30% and $4.2 million or 15% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

The Company markets its products through its direct sales force, manufacturer’s representatives and value-added distribution partners. In addition to the Company’s headquarters in Plano, Texas; the Company has sales offices located in or near Boca Raton, Florida; Santa Clara, California; Minneapolis, Minnesota; Ottawa, Canada; Munich, Germany; Helsinki, Finland and Paris, France. The Company’s direct sales force market products directly to key customers and support manufacturer’s representatives and the distribution channel. In addition, the Company has entered into distribution agreements with key national and international distribution partners located in countries in North America, Asia and Europe. See Note 16 of the accompanying notes to the consolidated financial statements for information regarding the Company’s revenues related to North America and other foreign countries.

Interphase emphasizes its extensive product, training and field support to its customers. The Company’s products are generally sold with a one-year warranty covering components and labor, however, certain contracts with major OEM customers allow for longer warranty periods. The Company also offers extended warranties and support, however at December 31, 2003, a limited number of agreements were in place. Therefore, the Company does not have significant liabilities associated with these warranties.

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

The Company uses internally designed applications or specific integrated circuits (ASIC), some of which are sole-sourced, on some of its products, as well as standard off-the shelf items presently available from two or more suppliers. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relations with its vendors.

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

Employees

At December 31, 2003, the Company had 151 full-time employees, of which 40 were engaged in manufacturing and quality assurance, 59 in research and development, 28 in sales, sales support, customer service and marketing and 24 in general management and administration.

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

Competition

The Company’s competition includes vendors specifically dedicated to the enterprise I/O and telecommunication product markets. Most of the Company’s major OEM customers have chosen to outsource the design, manufacture and software integration of communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize off the shelf products for their product design. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share.

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

Because fluctuations can happen, Interphase believes that comparisons of the results of its operations for preceding quarters are not necessarily predictive of future quarters and that investors should not rely on the results for any one quarter as an indication of how Interphase will perform in the future. Investors should also understand that, if the Company’s revenue or operating results for any quarter are less than the level expected by securities analysts or the market in general, the market price for the Company’s common stock could immediately and significantly decline.

Continued Computer and Communications Market Slowdown

Since 2001, the global computer and communications market has significantly deteriorated reflecting a significant reduction in capital spending in these markets. The Company’s sales and results of operations have been adversely affected by this market deterioration.

If capital investment levels in these markets continue to decline, or if the computer and communications market does not improve or improves at a slower pace than anticipated, the Company’s revenues and profitability will continue to be adversely affected. In addition, if the Company’s sales volume and product mix shift negatively, our gross margin percentage may not remain at its present level, resulting in lower than expected results of operations.

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

Technological Change and New Product Introductions

The market for the Company’s products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company’s future revenue will depend upon the Company’s ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design in of one of our products to actual production is 18 to 24 months. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in its products or their component parts, or the failure to achieve market acceptance for its products could have a material adverse effect on the Company’s revenue and operating results.

Competition

The telecommunications, signaling and networking business is extremely competitive, and the Company faces competition from a number of established and emerging start-up companies. Many of the Company’s principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company’s products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company’s revenue and operating results. The Company expects that competition will increase as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company’s revenue and operating results.

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

Design Wins

A design win occurs when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning approximately 12 to 24 months after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can delay or prevent the design win from reaching the production phase. The customer’s failure to bring their product to the production phase could have an adverse effect on the Company’s revenue and operating results.

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

Dependence on Internal Manufacturing

The Company manufactures its products at its Carrollton, Texas facility, and is currently in negotiations to establish alternative manufacturing capabilities through a third party. If the Company is successful in establishing alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services at the same costs that the Company currently enjoys. In the event of an interruption in production, the Company may not be able to deliver products on a timely basis, which could have a material adverse effect on the Company’s revenue and operating results. Although the Company currently has business interruption insurance and a disaster recovery plan to minimize the effect of the interruption, no assurances can be given that such insurance or recovery plan will adequately cover the Company’s lost business as a result of such an interruption.

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

The Company has Incurred Significant Losses in the Past

The Company has incurred net losses of approximately $769,000 for the year ended December 31, 2003, $8.4 million for the year ended December 31, 2002, and $9.6 million for the year ended December 31, 2001. As part of a broader strategic refocusing, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000, however legacy product revenues have consistently declined since. Management does not expect significant revenues from its legacy product lines in future periods. However, management does expect to continue revenue growth in 2004 driven by the design wins of the Company’s high performance controllers in previous years. In order to achieve sustainable profitability, the Company will need to generate higher revenues while containing costs and operating expenses. Management cannot be certain that the Company’s revenues will continue to grow or that the Company will achieve sufficient revenues to become profitable on a long-term, sustained basis.

The Company May Need More Working Capital to Fund Operations and Expand the Business

Management believes the Company’s current financial resources will be sufficient to meet the present working capital and capital expenditure requirements for the next twelve months. However, the Company may need to raise additional capital before this period ends to further:

•	fund research and development of new products beyond what is expected in 2004;

•	expand the Company’s product and service offerings beyond what is contemplated in 2004 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy the liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or increase the Company’s working capital line of credit. The sale of additional equity securities could result in additional dilution to the Company’s shareholders. From time to time, management expects to evaluate the acquisition of, or investment in businesses and technologies that complement the Company. Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, the Company’s ability to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures would be limited. This limitation could negatively impact the results of operations and financial condition of the Company.

ITEM 2. PROPERTIES

The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative, engineering and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices and the manufacturing and operations center leases extend through the end of 2005. The Company also leases a 3,000-square foot facility in Lisle, Illinois that supports an engineering laboratory. The Lisle, Illinois lease extends through November 2006. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that supports the European markets. The Chaville, France lease extends through June 2005. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since January 1984, shares of the Company’s common stock have been traded on the Nasdaq National Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2003 and 2002 as reported by Nasdaq.

2003	High	Low
First Quarter	4.25	3.17
Second Quarter	7.69	3.97
Third Quarter	10.58	6.50
Fourth Quarter	18.05	8.77

2002	High	Low
First Quarter	5.97	4.02
Second Quarter	4.87	3.50
Third Quarter	4.64	3.00
Fourth Quarter	4.18	3.06

The Company had approximately 2,900 beneficial owners of its common stock, of which 58 were of record as of March 10, 2004.

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

In November 2001, the Board of Directors authorized the repurchase of up to $5 million of the Company’s common stock. Purchases were authorized to be made from time to time during a twenty-four month period, ending in November 2003, in the open market or in privately negotiated transactions depending on market conditions. The Company canceled all shares that it repurchased.

See Note 11 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder approved stock option plans.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the notes thereto appearing elsewhere herein, as applicable.

It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the notes, for the years ended December 31, 2003, 2002 and 2001.

Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001	2000	1999
Revenue	$32,490	$25,123	$28,732	$55,697	$73,502

Gross margin	16,909	9,792	9,004	29,688	34,702

Research and development	7,719	7,005	7,757	10,359	10,590
Sales and marketing	6,929	5,991	6,812	10,731	11,036
General and administrative	3,547	3,285	3,759	4,824	5,366
Restructuring costs and other special charges	—	—	2,091	—	—
Goodwill impairment charge	—	—	2,350	—	—

(Loss) income from operations	(1,286)	(6,489)	(13,765)	3,774	7,710
Other, net	305	611	(20)	333	(1,030)

(Loss) income from continuing operations before income taxes	(981)	(5,878)	(13,785)	4,107	6,680
(Loss) income from continuing operations	(769)	(8,401)	(9,572)	2,400	4,291
Discontinued operations, net	—	—	—	571	(867)

Net (loss) income	$(769)	$(8,401)	$(9,572)	$2,971	$3,424

(Loss) income from continuing operations per share
Basic EPS	$(0.14)	$(1.51)	$(1.68)	$0.41	$0.77
Diluted EPS	$(0.14)	$(1.51)	$(1.68)	$0.38	$0.70
Net (loss) income per share
Basic EPS	$(0.14)	$(1.51)	$(1.68)	$0.51	$0.61
Diluted EPS	$(0.14)	$(1.51)	$(1.68)	$0.48	$0.56
Weighted average common shares	5,544	5,551	5,705	5,805	5,593
Weighted average common and dilutive shares	5,544	5,551	5,705	6,237	6,113

Balance Sheet Data:
(In thousands)

	December 31,
	2003	2002	2001	2000	1999
Working capital	$24,255	$24,254	$31,601	$37,502	$35,314
Total assets	30,743	30,749	39,243	54,473	54,671
Total liabilities	7,930	7,931	7,323	12,534	14,536
Redeemable common stock	—	—	762	1,780	2,796
Shareholders’ equity	22,813	22,818	31,158	40,159	37,339

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed.

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

Long-Lived Assets: Property and Equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such determination is made in accordance with the applicable GAAP requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. All impairments are recognized in operating results when a permanent reduction in value occurs.

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

CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of sales	48.0%	61.0%	68.7%

Gross margin	52.0%	39.0%	31.3%
Research and development	23.8%	27.9%	27.0%
Sales and marketing	21.3%	23.8%	23.7%
General and administrative	10.9%	13.1%	13.0%
Restructuring costs and other special charges	—	—	7.3%
Goodwill impairment charge	—	—	8.2%

Loss from operations	(4.0)%	(25.8)%	(47.9)%

Interest income, net	0.7%	2.0%	1.9%
Other income, net	0.3%	0.4%	(2.0)%

Loss before income taxes	(3.0)%	(23.4)%	(48.0)%
Income tax (benefit) provision	(0.6)%	10.0%	(14.7)%

Net loss	(2.4)%	(33.4)%	(33.3)%

OVERVIEW

In the midst of the Company’s efforts to provide the telecommunications industry with the same high-performance and reliability that Interphase had traditionally delivered in enterprise network environments, the global telecommunications and computer networking industries, as a whole, significantly deteriorated in fiscal year 2001 and continued to decline through 2002 and much of 2003. The Company’s revenue and profitability were adversely impacted due to these market conditions as its target customers delayed or canceled projects while reducing resource levels through downsizing and layoffs. In the longer term, we believe that these actions will enhance our ability to sell these customers our solutions.

Over the past three years, we have worked closely with our customers to consider their needs and position our current and future product and services offerings. We have also continued to manage our overall cost structure to keep our quarterly break even point at a low level. This effort enabled us to grow revenue in 2003 to its highest level since 2000 while reducing operating costs as a percentage of revenue. We expect to be able to continue this trend in 2004 as it appears that the most difficult market conditions are behind us and our customers begin to move their programs into production stages. Our gross margin has improved in each of the three years due to lower excess and obsolete inventory charges, improved product mix, improved manufacturing efficiencies and reductions in manufacturing overhead and material costs. During the second half of 2003 the Company recorded its first and second profitable quarter since 2000. We expect this trend to continue, and to reach profitability for the full year of 2004.

RESULTS OF OPERATIONS

Revenue: Total revenue for the years ended December 31, 2003, 2002 and 2001 were $32.5 million, $25.1 million and $28.7 million, respectively.

Revenue increased 29% in 2003 compared to 2002. The increase was primarily attributable to broadband telecom and SlotOptimizer product revenue. Broadband telecom revenue increased approximately 51% to $17.8 million for the year ended December 31, 2003 compared to $11.8 million for the year ended December 31, 2002. In addition, SlotOptimizer revenue increased approximately 33% to $11.4 million for the year ended December 31, 2003 compared to $8.6 million for the year ended December 31, 2002. The increase in revenue related to these product lines was partially offset by the continued decrease in revenue related to legacy networking and storage product lines, which decreased approximately 72% to $1.0 million for the year ended December 31, 2003, compared to $3.7 million for the year ended December 31, 2002. The Company believes that if the telecommunications industry continues to stabilize, it will continue to experience growth in revenue. However, this growth will continue to be impacted by decreased sales related to legacy networking and storage product lines.

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

Gross Margin: Gross margin as a percentage of sales for the years ended December 31, 2003, 2002 and 2001 was 52%, 39% and 31%, respectively. The increase in the gross margin percentage in 2003 compared to 2002 is partially due to a continued shift in product mix toward higher margin products. In addition, the Company’s excess and obsolete inventory charges decreased to $700,000 for the year ended December 31, 2003, compared to $1.8 million for the year ended December 31, 2002. The Company also improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due to increased production volumes and lower overall overhead costs.

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

For the five-year period prior to 2001, the Company’s annual gross margin rates were between 47% and 53%. A large part of the deterioration in margin during 2002 and 2001 was due to significant excess and obsolete inventory charges incurred as a result of an accelerated decline of legacy and storage revenues. It is difficult to predict our future margins based on the current economic and political environment and the condition of the telecommunications and computer industries, however, over the past year we have focused on design cost improvements, manufacturing costs and purchasing practices that we expect will enable us to remain price competitive and keep margin rates at levels in line with our pre-2001 trends if current forecasts are realized.

Research and Development: The Company’s investment in the development of new products through research and development was $7.7 million, $7.0 million and $7.8 million in 2003, 2002 and 2001, respectively. As a percentage of revenue, research and development expenses were 24%, 28% and 27% for 2003, 2002 and 2001, respectively. We anticipate that spending on research and development will continue to increase in the future as we continue to invest in development of our current and future products, however, the Company will continue to monitor the level of its investments concurrently with actual revenue results.

Research and development expenses increased $714,000 in 2003 compared to 2002. Approximately 78% of the increase in research and development expenses year over year is due to foreign currency changes as the dollar dropped significantly in value relative to the Euro (see Item 7A — Foreign Currency Risk). The remaining portion of the increase is primarily due to an increase in the development of new Broadband telecom products. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development costs for the year.

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

Sales and Marketing: Sales and marketing expenses were $6.9 million, $6.0 million and $6.8 million in 2003, 2002 and 2001, respectively. As a percentage of revenue, sales and marketing expenses were 21%, 24% and 24% for 2003, 2002 and 2001, respectively.

Sales and marketing expense increased $938,000 in 2003 compared to 2002. Approximately 66% of the increase in sales and marketing year over year is due to higher sales commissions and bonuses due to higher revenue levels and other headcount related expenses in the sales organization. Additionally, approximately 23% of the increase in sales and marketing expense relates to higher marketing expenditures, including headcount. The remaining portion of the increase is due to increased travel and related expenses. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing at a higher rate than sales and marketing expense for the year.

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

General and Administrative: General and administrative expenses were $3.5 million, $3.3 million and $3.8 million in 2003, 2002 and 2001, respectively. As a percentage of revenue, general and administrative expenses were 11%, 13% and 13% for 2003, 2002 and 2001, respectively.

General and administrative expenses increased $262,000 in 2003 compared to 2002. Approximately 84% of the increase in general and administrative expenses year over year is due to an increase in insurance premiums and other legal and accounting related expenses. The remaining portion of the increase is due to headcount related expenses partially offset by reductions in corporate spending related to the change in facilities in November of 2002. The decrease as a percentage of total revenue is due to revenue for the period increasing at a higher rate than general and administrative expenses.

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

Due to the decline in business conditions, decline in legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company’s legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000, as many customers placed “last time buy” orders; however, legacy product revenues declined in the first quarter of 2001, and continued to decline through the end of 2003. Management does not expect significant revenues from its legacy product lines in future periods.

Goodwill Impairment Charge: All of the Company’s goodwill was associated with the entire Company rather than any specific identifiable asset or product line. Each quarter, during which goodwill was carried on the Company’s books, the Company evaluated whether an impairment of the enterprise goodwill may exist by comparing the book value of its common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company evaluates whether the condition is other than temporary based (i) primarily on whether fluctuations in the Company’s stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, the Company evaluates whether the condition is other than temporary considering all other available evidence. If the Company determines the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

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

Interest, Net: Interest income, net of interest expense, was $226,000, $517,000 and $554,000 in 2003, 2002 and 2001, respectively. The decrease in interest income, net of interest expense in 2003 compared to 2002 is primarily due to lower cash levels during 2003 as well as lower investment rates of return.

The decrease in interest income, net of interest expense in 2002 compared to 2001 primarily relates to lower investment rates of return.

Other Income (Expense), Net: Other income (expense), net, was $79,000, $94,000 and ($574,000) in 2003, 2002 and 2001, respectively.

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

Income Taxes: The Company’s effective income tax rates were (22%) in 2003, 43% in 2002 and (31%) in 2001.

The Company continues to provide a full valuation allowance for its net deferred tax assets at December 31, 2003. During the third quarter 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001. In addition, the French tax administration also concluded a tax audit of the Company’s French subsidiary covering the same periods resulting in a finding of no tax due. Due to the finalization of both tax audits, the Company recognized a benefit of approximately $245,000 during the year ended December 31, 2003. This benefit was partially offset by taxes on foreign income.

The effective tax provision rate for 2002 was significantly more than the U.S. statutory rate due to a non-cash charge of approximately $4.9 million to provide a full valuation allowance for the net deferred tax assets at December 31, 2002. The effective tax benefit rate excluding this charge would have been (40%), which differed from the U.S. statutory rate primarily due to the benefit of a foreign tax loss carry forward. The foreign tax loss carry forward expired at December 31, 2002.

Net Loss: The Company reported a net loss of $769,000 in 2003, $8.4 million in 2002, and $9.6 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents increased $4.3 million for the year ended December 31, 2003, decreased $558,000 for the year ended December 31, 2002 and decreased $172,000 for the year ended December 31, 2001. Cash flows are impacted by operating, investing and financing activities.

Operating Activities: Trends in cash flows from operating activities for 2003, 2002 and 2001, are generally similar to the trends in the Company’s earnings except for noncash realized holding period loss on marketable securities, provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization, deferred income taxes, tax benefit from stock option exercises, noncash restructuring costs and other special charges and goodwill impairment charge. Cash provided by operating activities totaled $732,000, $1.9 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, compared to net loss of $769,000, $8.4 million and $9.6 million in 2003, 2002 and 2001, respectively. The Company incurred noncash realized holding period losses on marketable securities in 2002 and 2001 related to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business. Provisions for uncollectible accounts and returns decreased during all three years due to the reduction in accounts receivable, an increased focus on credit evaluation and improved returns experience. Provision for excess and obsolete inventory has decreased in 2003 as the Company’s inventory turns continue to improve. Depreciation and amortization increased slightly in 2003. Depreciation and amortization decreased in 2002 due to the write-offs of the Company’s goodwill and other intangible assets in 2001 (See Notes 3 and 4). Deferred income taxes decreased in 2002, due to the establishment of a full valuation allowance for the Company’s deferred tax assets (See Note 8). The Company’s tax benefit from stock option exercises increased in 2003 due to the increase in stock option exercises as a result of the Company’s increased stock price during the second half of 2003. The Company incurred significant noncash restructuring costs and other special charges and a goodwill impairment charge in 2001 (See Notes 2 and 3).

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: The Company’s investing activities resulted in a net cash use of $484,000 and $1.8 million in 2003 and 2002, respectively and a net cash increase of $1 million in 2001. Cash flows from investing activities in each of the three years related principally to additions to property, equipment, capitalized software and leasehold improvements and the Company’s investments in marketable securities. Additions to property, equipment, capitalized software and leasehold improvements in each of the three years focused on the manufacturing, sales and engineering functions of the Company. The expenditures in 2003 related primarily to manufacturing equipment and capitalized software used in the engineering and sales functions. Expenditures in 2002 related primarily to leasehold improvements made to the Company’s new corporate offices and manufacturing facility and to the purchase of new manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide improved productivity and efficiency. Expenditures in 2001 related primarily to general equipment upgrades and modernization.

Financing Activities: Net cash provided by financing activities totaled $4.0 million for the year ended December 31, 2003. Net cash used by financing activities totaled $783,000 and $5.9 million for the years ended December 31, 2002 and 2001, respectively. Cash provided by financing activities in 2003 includes the removal of $3.5 million of restrictions on cash in 2003 (See Note 7) and $584,000 in proceeds from the exercise of stock options due to the increase in stock option exercises as a result of the Company’s increased stock price during the second half of 2003. Cash used from financing activities in 2001 includes restrictions placed on $3.5 million of cash related to borrowings under the Company’s prior credit facility, the purchase of redeemable common stock of approximately $1.0 million and payments on debt of approximately $1.7 million partially offset by proceeds from the exercise of stock options of approximately $328,000.

Commitments and Contingencies

At December 31, 2003, the Company had no material commitments to purchase capital assets, however, planned capital expenditures for 2004 are estimated at approximately $1 million, the majority of which relate to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations are its operating leases on its facilities and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2004.

The following table summarizes the Company’s future contractual obligations and payment commitments as of December 31, 2003:

Contractual
Obligations	2004	2005	2006	Thereafter	Total
Operating leases (1)	$861	$653	$29	$—	$1,543
Long-term debt (2)	—	3,500	—	—	3,500

Total	$861	$4,153	$29	$—	$5,043

(1)	The Company leases its facilities under noncancelable operating leases with the longest terms extending to December 2006.

(2)	At December 31, 2003, the Company had borrowings of $3.5 million under a $5 million revolving credit facility with a bank. The revolving credit facility matures on July 30, 2005 and is secured throughout the term of the credit facility by marketable securities.

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

Recently Issued Accounting Pronouncements

EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal periods beginning after June 15, 2003. The impact on our future results of operations and financial position depends on the terms and conditions of contracts, if any, which include elements of the EITF entered into or modified in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for a charge of approximately $595,000 for the year ended December 31, 2003, compared to a benefit of $255,000 for the year ended December 31, 2002.

Market Price Risk

In 2002 and 2001, the Company maintained a minority equity investment in a publicly traded company and recorded a net after tax loss on this investment in those years of $20,000 and $334,000, respectively. The Company has no equity hedge contracts outstanding as of December 31, 2003 or December 31, 2002.

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

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, which is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct, which applies to all of its employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

See information regarding executive compensation under the heading “Executive Compensation” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See information regarding certain relationships and related transactions under the headings “Principal Shareholders” and “Certain Related Transactions” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See information regarding principal accountant fees and services under the heading “Relationship with Independent Public Accountants” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, which is incorporated herein by reference.

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

The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPHASE CORPORATION
Date: March 23, 2004	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2004.

Name	Title
/s/ Gregory B. Kalush Gregory B. Kalush	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)

/s/ Steven P. Kovac Steven P. Kovac	Chief Financial Officer, Treasurer and Vice President of Finance (Principal financial officer)

/s/ Paul N. Hug Paul N. Hug	Director

/s/ Randall D. Ledford Randall D. Ledford	Director

/s/ Michael J. Myers Michael J. Myers	Director

/s/ David H. Segrest David H. Segrest	Director

/s/ Kenneth V. Spenser Kenneth V. Spenser	Director

/s/ S. Thomas Thawley S. Thomas Thawley	Vice Chairman, Director and Secretary

* All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Interphase Corporation:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Interphase Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 31, 2001, and for the period ended December 31, 2001, prior to the revisions described in Note 15 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

As discussed above, the Company’s consolidated financial statements as of December 31, 2001, and for the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 15, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 included in Note 15. In our opinion, the transitional disclosures for 2001 in Note 15 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas March 5, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in Note 15, the Company has presented the transitional disclosures for 2001 required by in the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No.142). The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

To the Shareholders and Board of Directors of Interphase Corporation:

We have audited the accompanying consolidated balance sheets of Interphase Corporation, a Texas corporation, and subsidiaries as of December 31, 2001* and 2000*, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001*. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2001* and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Dallas, Texas February 6, 2002

* The 2001 and 2000 consolidated balance sheets and the 2000 and 1999 consolidated statement of operations and cash flows are not presented in the 2003 annual report.

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$14,204	$9,857
Marketable securities	5,047	5,518
Restricted cash	—	3,500
Trade accounts receivable, less allowances for uncollectible accounts and returns of $194 and $230, respectively	5,634	5,683
Inventories	2,961	3,121
Prepaid expenses and other current assets	751	674
Income taxes receivable	—	247

Total current assets	28,597	28,600

Machinery and equipment	5,626	5,731
Leasehold improvements	392	380
Furniture and fixtures	560	549

	6,578	6,660
Less-accumulated depreciation and amortization	(5,018)	(4,921)

Total property and equipment, net	1,560	1,739

Capitalized software, net	355	199
Other assets	231	211

Total assets	$30,743	$30,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,106	$1,437
Deferred revenue	373	595
Accrued liabilities	1,684	1,291
Accrued compensation	1,179	1,023

Total current liabilities	4,342	4,346
Deferred lease obligations	88	85
Long-term debt	3,500	3,500

Total liabilities	7,930	7,931
Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 5,680,179 and 5,514,276 shares issued and outstanding, respectively	568	551
Additional paid in capital	38,218	37,304
Retained deficit	(15,564)	(14,795)
Cumulative other comprehensive loss	(409)	(242)

Total shareholders’ equity	22,813	22,818

Total liabilities and shareholders’ equity	$30,743	$30,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenue	$32,490	$25,123	$28,732
Cost of sales	15,581	15,331	19,728

Gross margin	16,909	9,792	9,004

Research and development	7,719	7,005	7,757
Sales and marketing	6,929	5,991	6,812
General and administrative	3,547	3,285	3,759
Restructuring costs and other special charges	—	—	2,091
Goodwill impairment charge	—	—	2,350

Total operating expenses	18,195	16,281	22,769

Loss from operations	(1,286)	(6,489)	(13,765)
Interest income, net	226	517	554
Other income, net	79	94	(574)

Loss before income taxes	(981)	(5,878)	(13,785)
Income tax (benefit) provision	(212)	2,523	(4,213)

Net loss	$(769)	$(8,401)	$(9,572)

Net loss per share:
Basic EPS	$(0.14)	$(1.51)	$(1.68)

Diluted EPS	$(0.14)	$(1.51)	$(1.68)

Weighted average common shares	5,544	5,551	5,705

Weighted average common and dilutive shares	5,544	5,551	5,705

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid in	Retained Earnings	Cumulative Other Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
Balance at December 31, 2000	5,481	$548	$36,805	$3,178	$(372)	$40,159

Option exercises, including related tax benefit	38	4	523	—	—	527	$—
Stock repurchase	(1)	—	(4)			(4)
Comprehensive income:
Foreign currency translation	—	—	—	—	(120)	(120)	(120)
Unrealized holding period gain, net of tax	—	—	—	—	168	168	168
Net income	—	—	—	(9,572)	—	(9,572)	(9,572)

Total comprehensive income	—	—	—	—	—	—	$(9,524)

Balance at December 31, 2001	5,518	$552	$37,324	$(6,394)	$(324)	$31,158

Stock repurchase	(4)	(1)	(20)	—	—	(21)
Comprehensive loss:
Foreign currency translation	—	—	—	—	32	32	32
Unrealized holding period gain, net of tax	—	—	—	—	50	50	50
Net loss	—	—	—	(8,401)	—	(8,401)	(8,401)

Total comprehensive loss	—	—	—	—	—	—	$(8,319)

Balance at December 31, 2002	5,514	$551	$37,304	$(14,795)	$(242)	$22,818

Option exercises, including related tax benefit	166	17	914	—	—	931	$—
Comprehensive loss:
Foreign currency translation	—	—	—	—	(46)	(46)	(46)
Unrealized holding period loss, net of tax	—	—	—	—	(121)	(121)	(121)
Net loss	—	—	—	(769)	—	(769)	(769)

Total comprehensive loss	—	—	—	—	—	—	$(936)

Balance at December 31, 2003	5,680	$568	$38,218	$(15,564)	$(409)	$22,813

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(769)	$(8,401)	$(9,572)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash realized holding period loss on marketable securities	—	20	334
Provision for uncollectible accounts and returns	(42)	(77)	(60)
Provision for excess and obsolete inventory	700	1,849	700
Depreciation and amortization	902	845	1,846
Deferred income taxes	—	4,009	(2,019)
Tax benefit from stock option exercises	347	—	199
Noncash restructuring costs and other special charges	—	—	6,002
Goodwill impairment charge	—	—	2,350
Change in assets and liabilities:
Trade accounts receivable	91	(558)	9,097
Inventories	(540)	1,685	1,444
Prepaid expenses and other current assets	(62)	(185)	454
Income taxes receivable	247	2,229	(2,476)
Other assets	1	(25)	—
Accounts payable, deferred revenue and accrued liabilities	(183)	638	(2,644)
Accrued compensation	37	(252)	(740)
Deferred lease obligations	3	85	—
Income taxes payable	—	—	(78)

Net adjustments	1,501	10,263	14,409

Net cash provided by operating activities	732	1,862	4,837

Cash flows from investing activities:
Purchase of property and equipment	(504)	(1,448)	(324)
Purchase of capitalized software	(329)	(34)	(153)
Proceeds from the sale of marketable securities	2,068	2,219	6,667
Purchases of marketable securities, net of unrealized holding period gain or loss	(1,719)	(2,491)	(5,163)

Net cash (used) provided by investing activities	(484)	(1,754)	1,027

Cash flows from financing activities:
Decrease (increase) in restricted cash	3,500	—	(3,500)
Purchase of redeemable common stock	—	(762)	(1,018)
Purchase of common stock	—	(21)	(4)
Proceeds from the exercise of stock options	584	—	328
Repayment of long-term debt	(3,500)	—	(1,683)
Borrowings under new revolving credit facility	3,500	—	—

Net cash provided (used) by financing activities	4,084	(783)	(5,877)

Effect of exchange rate changes on cash and cash equivalents	15	117	(159)
Net increase (decrease) in cash and cash equivalents	4,347	(558)	(172)
Cash and cash equivalents at beginning of year	9,857	10,415	10,587

Cash and cash equivalents at end of year	$14,204	$9,857	$10,415

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$22	$229
Interest paid	$72	$88	$311

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and computer systems to Wide Area Networks (WANs), Local Area Networks (LANs), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and multi-protocol interworking technologies. See Note 16 for information regarding the Company’s revenues related to North America and foreign countries.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities.

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

Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts for known and potential losses arising from sales to customers based on a periodic review of these accounts. As of December 31, 2003, 2002 and 2001, the allowance for doubtful accounts was $89,000, $30,000 and $170,000. The activity in this account was as follows (in thousands):

	Balance at		Write-offs,	Balance
	Beginning	Charged to	Net of	at End
Year Ended:	of Period	(Income) Expense	Recoveries	of Period
December 31, 2003	$30	$53	$6	$89
December 31, 2002	170	(77)	(63)	30
December 31, 2001	273	(60)	(43)	170

Allowance for Returns: The Company maintains an allowance for returns based on historical returns experience. As of December 31, 2003, 2002 and 2001, the allowance for returns was $105,000, $200,000 and $200,000 maintained as a reduction to accounts receivable.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2003	2002
Raw Materials	$1,907	$2,325
Work-in-Process	745	670
Finished Goods	309	126

Total	$2,961	$3,121

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

Year ended December 31:	Depreciation Expense
2003	$721
2002	$671
2001	$1,039

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years

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

Year ended December 31:	Amortization Expense	Accumulated Amortization
2003	$181	$2,268
2002	$174	$2,190
2001	$237	$2,040

Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Deferred revenue consists of revenue from reseller arrangements and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed.

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

At December 31, 2002, the Company had recognized revenue of approximately $247,000 and had deferred revenue of $272,000 related to a fixed price contract to provide services at a price of approximately $996,000. In January 2003, the Company received notice as to the cancellation of the contract, effective in February 2003. Under the terms of the contract, the Company completed another deliverable related to this contract in the first quarter 2003, and recognized all revenue related to the completed deliverables at that time.

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

Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $156,000, $102,000 and $173,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Years ended December 31,
	2003	2002	2001
Net loss as reported	$(769)	$(8,401)	$(9,572)
Add: APB 25 expense, net of related tax effects	—	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(2,084)	(4,192)	(3,151)

Pro forma net loss	$(2,853)	$(12,593)	$(12,723)

Loss per common share:
As reported – basic	$(0.14)	$(1.51)	$(1.68)

Pro forma – basic	$(0.53)	$(2.88)	$(2.48)

As reported – diluted	$(0.14)	$(1.51)	$(1.68)

Pro forma – diluted	$(0.53)	$(2.88)	$(2.48)

Certain Reclassifications: Certain reclassifications have been made for consistent presentation among periods presented.

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving estimates are the allowance for doubtful accounts and returns, warranty and inventory reserves and income tax accounts.

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

Due to the decline in business conditions and legacy product revenues and the diminished expected future benefits from the purchased intangibles related to the acquisition of Synaptel, S.A. (“Synaptel”) in 1996, the Company recorded a charge of $1.5 million related to the impairment of developed technology and assembled workforce during the second quarter 2001. These intangible assets, purchased in the acquisition of Synaptel, S.A., relate to the Company’s legacy product lines. In the second quarter 2000, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000; however, legacy product revenues declined in the first quarter of 2001, and continued to decline through the end of 2003. Management did not expect significant revenues from its legacy product lines in future periods.

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

3. GOODWILL IMPAIRMENT CHARGE

All of the Company’s goodwill was associated with the entire company rather than any specific identifiable asset or product line. Each quarter, during which goodwill was carried on the Company’s books, the Company evaluated whether an impairment of this enterprise goodwill may exist by comparing the book value of its common stock to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company evaluates whether the condition is other than temporary based (i) primarily on whether fluctuations in the Company’s stock price subsequent to the quarter-end result in a product of shares and market price that exceeds book value and (ii) on all other available evidence. If the product of shares and market price is continuously less than book value based on daily closing market prices for the prior six months, the Company evaluates whether the condition is other than temporary considering all other available evidence. If the Company determines the condition is other than temporary, additional amortization is recorded for the impairment, equal to the excess book value at the end of the quarter.

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

4. INTANGIBLE ASSETS

As a result of the acquisition of Synaptel the Company acquired intangible assets related to developed technologies, assembled workforce and goodwill. Developed technology and assembled workforce were amortized on a straight-line basis over a seven-year period. As described in Note 2, at the end of the second quarter 2001, the Company recorded an impairment charge for assembled workforce and developed technology. Goodwill was amortized on a straight-line basis over a 15-year period. As described in Note 3, at the end of the fourth quarter 2001, the Company recorded an impairment charge for goodwill. The December 31, 2003 intangible balances at historical cost and related amortization expense, impairment charge and accumulated amortization were as follows (in thousands):

		Amortization Expense			Accumulated	Impairment	Ending
	Intangibles	2003	2002	2001	Amortization	Charge	Balance
Developed technology	$4,230	$—	$—	$300	$2,850	$1,380	$—
Assembled workforce	390	—	—	30	285	105	—
Goodwill-Synaptel	3,596	—	—	240	1,246	2,350	—

5. MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities. As of December 31, 2003 and 2002, the fair market value of marketable securities was $5 million and $5.5 million, respectively. The Company recorded charges due to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business of $20,000 and $334,000 in 2002 and 2001, respectively. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized loss, net of taxes, with respect to certain available-for-sale securities of $121,000 in 2003 and an unrealized gain, net of taxes, of $50,000 in 2002.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	Years ended December 31,
	2003	2002
Accrued outside commissions	$191	$187
Accrued property tax	185	121
Accrued other	1,308	983

	$1,684	$1,291

7. CREDIT FACILITY

On July 25, 2003, the Company entered into a new $5 million revolving bank credit facility designed to replace an older credit facility maturing on June 30, 2004. In September of 2003, the Company borrowed $3.5 million under the new credit facility and used the proceeds to repay the amounts outstanding under the old credit facility. The new credit facility bears interest at the rate of LIBOR plus 2.0% (3.375% at December 31, 2003), matures on July 30, 2005 and all borrowings are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

8. INCOME TAXES

The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Current benefit	$(212)	$(1,486)	$(2,194)
Deferred provision (benefit)	—	4,009	(2,019)

Income tax (benefit) expense	$(212)	$2,523	$(4,213)

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2003 and 2002, are presented as follows (in thousands):

	Year ended December 31,
	2003	2002
Current deferred tax assets:
Inventory	$1,278	$1,029
Accounts receivable	34	12
Deferred revenue	46	15
Other accruals	510	366

Total current deferred tax assets	$1,868	$1,422

Noncurrent deferred tax assets (liabilities), net:
Assets:
Depreciation	$191	$959
Amortization	496	573
Other	—	192
Net operating loss	3,844	1,720

Total noncurrent deferred tax assets, net	$4,531	$3,444

Valuation allowance for deferred tax assets	(6,399)	(4,866)

Deferred tax assets, net of valuation allowance	$—	$—

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

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of a review undertaken at December 31, 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company continues to maintain a full valuation allowance on the tax benefits. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits and does not expect to recognize any significant tax benefits in future results of operations. At December 31, 2003, the amount of valuation allowance is approximately $6.4 million. A portion of this total, if reversed, would be allocated directly to additional paid-in capital.

During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001. In addition, the French tax administration also concluded a tax audit of the Company’s French subsidiary covering the same periods resulting in a finding of no tax due. Due to the finalization of both tax audits, the Company recognized a tax benefit of approximately $245,000. This benefit was partially offset by taxes on foreign income.

The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

	Year ended December 31,
	2003	2002	2001
Income taxes at statutory rate	$(334)	$(1,999)	$(4,687)
State income taxes	—	—	(551)
Nondeductible goodwill amortization	—	—	1,674
Benefit of foreign tax loss carry-forward	—	(383)	(342)
Change in effective tax rate	—	—	(235)
Benefit recorded for favorable outcome of tax audits	(245)	—	—
French permanent items	(292)	—	—
Extraterritorial income exclusion benefit	(386)
Other	—	39	(72)
Change in valuation allowance	1,045	4,866	—

Provision for income taxes	$(212)	$2,523	$(4,213)

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11.3 million that will begin to expire in 2022. A valuation allowance against the entire net operating loss carryforward has been established as the relizability of this asset is uncertain.

The earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to foreign countries.

9. EXIT ACTIVITIES

During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities which expires during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it has been determined that the facility will not be needed for overflow space and the Company is pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of this year, classified as operating expenses, related to net termination costs associated with the lease of the facility. As of December 31, 2003, the facility had not been subleased. Additional costs may continue to be incurred in future periods if the Company is not successful in subleasing the facility. A reconciliation showing the changes to the liability account during the year is as follows (in thousands):

Liability at December 31, 2002	$—
Exit plan net termination costs	109
Rent payments	(78)
Cost of not subleasing	45

Liability at December 31, 2003	$76

Total costs to date	$154

10. EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2003	2002	2001
Basic loss per share:
Net loss	$(769)	$(8,401)	$(9,572)
Weighted average commons shares outstanding	5,544	5,551	5,705
Basic loss per share	$(0.14)	$(1.51)	$(1.68)
Diluted loss per share:
Net loss	$(769)	$(8,401)	$(9,572)
Weighted average common shares outstanding	5,544	5,551	5,705
Dilutive stock options	—	—	—
Weighted average common shares outstanding – assuming dilution	5,544	5,551	5,705
Diluted loss per share	$(0.14)	$(1.51)	$(1.68)
Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,199	2,091	1,889

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

France Stock Option Sub-Plan: This plan was adopted in 2000 for the benefit of the Company’s employees located in France. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. Unless otherwise decided at the sole discretion of the Board, the options vest (i) 75% after the expiration of a two-year period from the date of grant and (ii) 25% after the expiration of a three-year period from the date of grant. Except for the events provided under the French tax code, the shares cannot be sold or otherwise disposed of for a period of four years from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

The following table summarizes the transactions under the Stock Option Plan and the Stock Option Sub-Plans (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2000	1,601	$13.85

Granted	753	6.65
Exercised	(38)	6.34
Canceled	(504)	15.45

Balance, December 31, 2001	1,812	10.57

Granted	302	4.74
Exercised	—	—
Canceled	(47)	10.08

Balance, December 31, 2002	2,067	9.73

Granted	343	6.38
Exercised	(98)	6.13
Canceled	(54)	11.95

Balance, December 31, 2003	2,258	9.32

Exercisable at December 31, 2003	1,542	$10.89

The following table summarizes information about options granted under the Plan and the Stock Option Sub-Plans that were outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number
	Outstanding	Contractual	Weighted	Exercisable	Weighted
Range of	at 12/31/03	Life	Average	at 12/31/03	Average
Exercise Prices	(000)	(years)	Exercise Price	(000)	Exercise Price
$ 3.09-$ 4.59	258	7.77	$4.06	150	$4.10
$ 4.65-$ 6.50	682	7.98	5.58	202	5.69
$ 7.04-$10.25	609	5.98	7.93	512	7.92
$10.63-$15.75	428	6.70	13.10	399	13.13
$16.44-$24.06	270	5.88	20.07	268	20.09
$25.88-$31.00	11	5.93	30.53	11	30.53

Total	2,258	6.91	$9.32	1,542	$10.89

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

The following table summarizes the transactions under the Director Stock Option Plan (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2000	238	$10.64

Granted	80	7.53
Exercised	—	—
Cancellations	(35)	15.45

Balance, December 31, 2001	283	9.17

Granted	100	4.60
Exercised	—	—
Cancellations	(35)	7.02

Balance, December 31, 2002	348	8.07

Granted	70	5.61
Exercised	(68)	4.87
Cancellations	(30)	8.09

Balance, December 31, 2003	320	8.21

Exercisable at December 31, 2003	250	$8.94

The following table summarizes information about options granted under the Plan that were outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number
	Outstanding	Contractual	Weighted	Exercisable	Weighted
Range of	at 12/31/03	Life	Average	at 12/31/03	Average
Exercise Prices	(000)	(years)	Exercise Price	(000)	Exercise Price
$4.60-$ 5.61	160	8.78	$5.04	90	$4.60
$7.50-$17.81	160	6.09	11.38	160	11.38

Total	320	7.43	$8.21	250	$8.94

Rights Agreement:The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire, 15% or more of the Company’s common stock and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company’s common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain antitakeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company had reserved 7,000,000 shares of common stock for this plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2003, 2002 and 2001:

	2003	2002	2001
Weighted average risk free interest rates	2.36%	3.51%	4.39%
Weighted average life (in years)	3.87	6.81	6.99
Volatility	130%	160%	180%
Expected dividend yield	—	—	—
Weighted average grant-date fair value per share of options granted	$5.02	$4.54	$6.62

12. RELATED-PARTY TRANSACTIONS

The Company paid approximately $68,000, $146,000 and $161,000 for the years ended December 31, 2003, 2002 and 2001, respectively, to certain outside directors of the Company or their firms for professional services. The Company believes the terms were equivalent to those of unrelated parties.

13. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% up to 6% of the employee’s contributions up to a maximum of $6,000 per employee for the year ended December 31, 2003. The total expense under this plan was $270,000, $261,000 and $103,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company offers no post-retirement or postemployment benefits.

14. OTHER FINANCIAL INFORMATION

Major Customers: During 2003, sales to Lucent Technologies and Hewlett Packard accounted for $13.5 million or 42% and $9.7 million or 30% of the Company’s consolidated revenues, respectively. During 2002, sales to Hewlett Packard and Lucent Technologies accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. During 2001, sales to Hewlett Packard and SCI Systems accounted for $8.5 million or 30% and $4.2 million or 15% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2003, was approximately $2.5 million due from Lucent Technologies and approximately $1.2 million due from Hewlett Packard. Included in accounts receivable at December 31, 2002, was approximately $2 million due from Lucent Technologies and approximately $1.5 million due from Hewlett Packard. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to December of 2006. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2003, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2004	$861
2005	$653
2006	$29

Total rent expense for operating leases was approximately as follows (in thousands):

Year ending December 31:
2003	$932
2002	$1,336
2001	$1,345

Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In the current year, accordance with the adoption of these pronouncements, the Company would have been required to transfer the balance of the intangible defined as Workforce into Goodwill. The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002, however, as the Company’s goodwill and assembled workforce were determined to be impaired and were written off in the fourth quarter of 2001, the adoption of these standards did not have a material effect on the Company’s financial position or results of operations for the periods ended December 31, 2003 and 2002.

The following tables present net income and earnings per share assuming goodwill and assembled workforce would not have been amortized in accordance with SFAS No. 142 as if adopted as of the beginning of the periods presented: (in thousands)

	2003	2002	2001
Net (loss) income	$(769)	$(8,401)	$(9,572)
Goodwill and workforce amortization	—	—	270

Adjusted net (loss) income	$(769)	$(8,401)	$(9,302)

	2003	2002	2001
Basic loss per share:
Net loss	$(0.14)	$(1.51)	$(1.68)
Goodwill and workforce amortization	—	—	0.05

Adjusted basic net loss per share	$(0.14)	$(1.51)	$(1.63)

	2003	2002	2001
Diluted loss per share:
Net loss	$(0.14)	$(1.51)	$(1.68)
Goodwill and workforce amortization	—	—	0.05

Adjusted diluted net loss per share	$(0.14)	$(1.51)	$(1.63)

EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream, which may be fixed or variable. The EITF reached conclusions regarding, among other issues, the applicability of the provisions regarding separation of contract elements in EITF Issue 00-21 to contracts where one or more elements fall within the scope of other authoritative literature, such as SOP 81-1. The proposed EITF does not impact the use of SOP 81-1 for contracts that fall within the scope of SOP 81-1, such as for implementation or building of an information technology system or product to client specifications for a client under a long-term contract. Where an implementation or development project is contracted with a client, and the vendor will also provide services or operate the system over a period of time, EITF Issue 00-21 provides the methodology for separating the contract elements and earnings processes. The provisions of EITF Issue 00-21 are applicable on a prospective basis to transactions entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus has not had a material impact on results of operations and financial position for the year ended December 31, 2003. The impact on future results of operations and financial position depends on the terms and conditions of contracts, if any, which include elements of the EITF entered into or modified in the future.

16. SEGMENT DATA

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

Geographic long lived assets and revenue related to North America and foreign countries as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

Long lived assets	2003	2002
North America	$1,639	$1,791
Europe	276	145
Pacific Rim	—	2

Total	$1,915	$1,938

Revenues	2003	2002	2001
North America	$23,037	$18,525	$22,919
Europe	4,312	4,011	5,173
Pacific Rim	5,141	2,587	640

Total	$32,490	$25,123	$28,732

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2003	2002	2001
Broadband telecom	$17,773	$11,767	$6,417
SlotOptimizer	11,422	8,589	6,776
LAN	1,368	2,027	5,636
Storage	522	1,505	8,366
WAN	152	167	606
Other	1,253	1,068	931

Total	$32,490	$25,123	$28,732

17. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2003 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$7,513	$7,357	$8,571	$9,049
Gross margin	3,791	3,696	4,479	4,943
(Loss) income before income taxes	(769)	(578)	146	220
Net (loss) income	(826)	(521)	366	212
(Loss) earnings per share
Basic EPS	$(0.15)	$(0.09)	$0.07	$0.04
Diluted EPS	$(0.15)	$(0.09)	$0.06	$0.03

Quarterly results of operations for 2002 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$6,300	$6,016	$6,022	$6,785
Gross margin	2,492	1,562	2,608	3,130
Loss before income taxes	(1,033)	(2,497)	(1,384)	(964)
Net loss	(566)	(1,493)	(721)	(5,621)
Loss per share
Basic EPS	$(0.10)	$(0.27)	$(0.13)	$(1.02)
Diluted EPS	$(0.10)	$(0.27)	$(0.13)	$(1.02)

Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

* See earlier notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for explanations regarding major changes in amounts or trends.

INDEX TO EXHIBITS

Exhibits
2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (10)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (12)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (11)

10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto. (9)

10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. (10)

10 (c)	Registrant’s United Kingdom Incentive Stock Option Sub-Plan. (3)

10 (d)	Stock Purchase Warrant issued to Motorola, Inc. (4)

10 (e)	Lease on Dallas facility. (5)

10 (f)	Directors Stock Option Plan and Amendment No. 1 thereto. (6)

10 (g)	Directors Stock Option Plan Amendment No. 2. (10)

10 (h)	Loan Agreement between Interphase Corporation and BankOne Texas, N.A. (8)

10 (i)	Purchase Agreement between Interphase Corporation and Cisco Systems Inc. (9)

10 (j)	Motorola Stock Repurchase Agreement. (2)

10 (k)	Registrant’s France Incentive Stock Option Sub-Plan (12)

10 (l)	Sublease on Plano facility. (12)

10 (m)	Credit Agreement between Interphase Corporation and Bank One, NA. (12)

10 (n)	Lease on Facility at Parkway Center, Phase I, Plano, Texas (13)

10 (o)	Lease on Facility at 2105 Luna Road, Carrolton, Texas (13)

21 (a)	Subsidiaries of the Registrant (14)

23 (a)	Consent of Independent Public Accountants. (15)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (15)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (15)

32 (a)	Section 1350 Certification. (15)

32 (b)	Section 1350 Certification. (15)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference. (2) Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

E-1

(3)	Filed as an exhibit to Report on Form 10-K for the year ended October 31,1988, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 8-KA on October 4, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(15)	Filed herein.

E-2