Form 10-Q
period 2004-03-31
INTERPHASE CORP
filed 2004-05-13
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas (State of Incorporation)	75-1549797 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004

Common Stock, $.10 par value	5,698,599

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,309	$14,204
Marketable securities	4,752	5,047
Trade accounts receivable, less allowances for uncollectible accounts and returns of $194	4,246	5,634
Inventories	2,734	2,961
Prepaid expenses and other current assets	1,052	751
Income taxes receivable	102	—

Total current assets	29,195	28,597
Machinery and equipment	5,758	5,626
Leasehold improvements	390	392
Furniture and fixtures	553	560

	6,701	6,578
Less-accumulated depreciation and amortization	(5,155)	(5,018)

Total property and equipment, net	1,546	1,560
Capitalized software, net	377	355
Other assets	226	231

Total assets	$31,344	$30,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,352	$1,106
Deferred revenue	377	373
Accrued liabilities	1,593	1,684
Accrued compensation	1,229	1,179

Total current liabilities	4,551	4,342
Deferred lease obligations	77	88
Long-term debt	3,500	3,500

Total liabilities	8,128	7,930
Shareholders’ Equity:
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,698,349 and 5,680,179 shares issued and outstanding, respectively	570	568
Additional paid in capital	38,327	38,218
Accumulated deficit	(15,289)	(15,564)
Cumulative other comprehensive loss	(392)	(409)

Total shareholders’ equity	23,216	22,813

Total liabilities and shareholders’ equity	$31,344	$30,743

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$9,198	$7,513
Cost of sales	4,295	3,722

Gross margin	4,903	3,791

Research and development	2,097	1,959
Sales and marketing	1,592	1,800
General and administrative	1,027	888

Total operating expenses	4,716	4,647

Income (loss) from operations	187	(856)
Interest income, net	28	70
Other income, net	3	17

Income (loss) before income taxes	218	(769)
Income tax (benefit) provision	(57)	57

Net income (loss)	$275	$(826)

Earnings (loss) per share – basic	$0.05	$(0.15)

Earnings (loss) per share – diluted	$0.04	$(0.15)

Weighted average common shares	5,695	5,514

Weighted average common and dilutive shares	6,556	5,514

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$275	$(826)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for excess and obsolete inventory	100	200
Depreciation and amortization	202	244
Change in assets and liabilities:
Trade accounts receivable	1,388	(68)
Inventories	127	(305)
Prepaid expenses and other current assets	(304)	(161)
Income taxes receivable	(102)	(12)
Other assets	1	(3)
Accounts payable, deferred revenues and accrued liabilities	164	(243)
Accrued compensation	72	(114)
Deferred lease obligations	(11)	36

Net cash provided by (used in) operating activities	1,912	(1,252)

Cash flows from investing activities:
Purchase of property and equipment	(155)	(139)
Purchase of capitalized software	(58)	(293)
Proceeds from sale of marketable securities	286	526
Purchase of marketable securities	—	(556)

Net cash provided by (used in) investing activities	73	(462)

Cash flows from financing activities:
Proceeds from the exercise of stock options	111	—

Net cash provided by financing activities	111	—

Effect of exchange rate changes on cash and cash equivalents	9	9
Net increase (decrease) in cash and cash equivalents	2,105	(1,705)
Cash and cash equivalents at beginning of period	14,204	9,857

Cash and cash equivalents at end of period	$16,309	$8,152

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. — BASIS OF PRESENTATION

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

While the accompanying condensed consolidated interim financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the period ended March 31, 2003, to correspond with the presentation used at March 31, 2004, and for the periods then ended.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2004	2003
Net income (loss) as reported	$275	$(826)
Add: APB 25 expense, net of related tax effects	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(442)	(614)

Pro forma net loss	$(167)	$(1,440)

Earnings (loss) per common share:
As reported – basic	$0.05	$(0.15)

Pro forma – basic	$(0.03)	$(0.27)

As reported – diluted	$0.04	$(0.15)

Pro forma – diluted	$(0.03)	$(0.27)

NOTE 2. — INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$1,710	$1,907
Work-in-process	714	745
Finished goods	310	309

Total	$2,734	$2,961

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. — DEFERRED TAXES

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

During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001, resulting in a refund due the Company. During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on this refund. As a result, the Company recognized a tax benefit of approximately $100,000 during the first quarter of 2004. This tax benefit is partially offset by taxes on foreign income.

NOTE 4. — CREDIT FACILITY

The Company maintains a $5 million revolving bank credit facility. The credit facility bears interest at the rate of LIBOR plus 2.0% (3.375% at March 31, 2004), matures on July 30, 2005 and all borrowings are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

NOTE 5. — EXIT ACTIVITIES

During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities which expires during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it has been determined that the facility will not be needed for overflow space and the Company is pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of 2003, classified as operating expenses, related to net termination costs associated with the lease of the facility. As of March 31, 2004, the facility had not been subleased. Additional costs may continue to be incurred in future periods if the Company is not successful in subleasing the facility. A reconciliation showing the changes to the liability account during the quarter is as follows (in thousands):

Liability at December 31, 2003	$76
Rent payments	(39)
Cost of not subleasing	23

Liability at March 31, 2004	$60

Total costs to date	$177

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. — COMPREHENSIVE INCOME (LOSS)

The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended
	March 31,
	2004	2003
Net income (loss)	$275	$(826)
Other comprehensive income (loss):
Unrealized holding (loss) gain arising during period, net of tax	(9)	18
Foreign currency translation adjustment	26	(38)

Comprehensive income (loss)	$292	$(846)

NOTE 7. — EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2004	2003
Basic earnings per share:
Net income (loss)	$275	$(826)
Weighted average commons shares outstanding	5,695	5,514
Basic earnings (loss) per share	$0.05	$(0.15)
Diluted earnings per share:
Net income (loss)	$275	$(826)
Weighted average common shares outstanding	5,695	5,514
Dilutive stock options	861	—
Weighted average common shares outstanding – assuming dilution	6,556	5,514
Diluted earnings (loss) per share	$0.04	$(0.15)
Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	343	2,394

NOTE 8. — SEGMENT INFORMATION

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic revenue related to North America and foreign countries for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Revenue:
North America	$6,706	$5,076
Europe	1,082	988
Pacific Rim	1,410	1,449

Total	$9,198	$7,513

Additional information regarding revenue by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Product Revenue:
Broadband telecom	$5,779	$3,419
SlotOptimizer	2,434	2,836
LAN	263	232
Storage	189	360
WAN	124	44
Other	409	622

Total	$9,198	$7,513

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

RESULTS OF OPERATIONS

Revenue

Total revenue increased approximately 22% to $9.2 million for the three months ended March 31, 2004, compared to $7.5 million for the same period in the prior year. The increase was primarily attributable to Broadband telecom product revenue, which increased approximately 69% to $5.8 million for the three months ended March 31, 2004, compared to $3.4 million in the comparable period. In addition, during the first quarter of 2004, the Company recognized $173,000 of revenue related to contract manufacturing while there was no such revenue during the first quarter of 2003. The increase in revenue was partially offset by a decrease in revenue related to SlotOptimizer product sales, which decreased approximately 14% to $2.4 million during the first quarter of 2004, compared to $2.8 million for the comparable period in the prior year. In addition, the Company’s revenues related to professional services decreased to $95,000 for the three months ended March 31, 2004, compared to $497,000 for the same period in the prior year. The professional services revenue recognized in 2003 related to a single software customization contract. The Company expects to see professional services revenue from time to time but not on a consistent basis. Revenue related to storage and legacy networking product lines continued their decline and were $362,000 for the first quarter 2004 compared to $585,000 for the same period in the prior year. The Company believes that if the telecommunication industry continues to stabilize, it will continue to experience growth in revenue.

During the first quarter of 2004, sales to two customers accounted for approximately 52% and 21% of total revenue. During the first quarter of 2003, sales to three customers accounted for approximately 35%, 29% and 13% of total revenue. No other customer accounted for more than 10% of the Company’s consolidated revenue for the periods then ended.

Gross Margin

For the three months ended March 31, 2004, gross margin, as a percentage of sales, was 53% compared to 50% for the same period in the prior year. The increase in the gross margin percentage primarily relates to the continued shift in product mix towards more complex, and thus, higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due to increased production volumes and lower overall overhead costs. The Company believes that its gross margin, as a percentage of sales, will be near 50% for the near future.

Research and Development

The Company’s investment in the development of new products through research and development was $2.1 million for the three months ended March 31, 2004 and $2.0 million for the same period in the prior year. The increase in research and development expenses is primarily due to foreign currency changes as the dollar dropped significantly in value relative to the Euro (see Item 3 – Foreign Currency Risk). As a percentage of total revenue, research and development expense was approximately 23% in the first quarter of 2004 as compared to approximately 26% for the same period for the prior year. The decrease in research and development costs as a percentage of total revenue is due to increased revenue. The Company anticipates that spending on research and development will remain steady in the near future as the Company continues to invest in development of our current and future products, however, the Company will continue to monitor the level of its investments concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $1.6 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively. Approximately 75% of the decrease in sales and marketing expense quarter over quarter is due to reduced headcount and travel related costs with the remaining portion of the decrease primarily related to a reduction in expenditures on marketing activities. As a percentage of total revenue, sales and marketing expense was approximately 17% for the first quarter of 2004 down from approximately 24% for the comparable period. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing while sales and marketing expenses decreased.

General and Administrative

General and administrative expenses were $1.0 million and $888,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expense period over period is primarily related to an increase in salaries and related expenses. As a percentage of total revenue, general and administrative expenses decreased to approximately 11% for the first quarter of 2004 compared to approximately 12% for the same period in the prior year. The decrease as a percentage of total revenue is due to revenue increasing at a higher rate than general and administrative expenses.

Interest Income, Net

Interest income, net of interest expense, decreased to $28,000 for the three months ended March 31, 2004 from $70,000 in the comparable period. The decrease in interest income, net period over period is primarily due to lower investment rates of return.

Other Income, Net

Other income, net of other expense, decreased to $3,000 for the three months ended March 31, 2004 from $17,000 in the comparable period.

Income Taxes

The Company’s effective tax benefit rate was 26% for the three months ended March 31, 2004 compared to a tax provision rate of 7% for the same period in the prior year.

During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001, resulting in a refund due the Company. During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on this refund. As a result, the Company recognized a tax benefit of approximately $100,000 during the first quarter of 2004. This tax benefit is partially offset by taxes on foreign income.

The effective tax provision rate for the comparable period differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at March 31, 2003. The Company also incurred taxes on foreign income during the period.

Net Income (Loss)

The Company reported net income of $275,000 for the three months ended March 31, 2004, as compared to a net loss of $(826,000) for the same period in the prior year. Basic and diluted earnings per share for the three months ended March 31, 2004 were $0.05 and $0.04, respectively, compared to $(0.15) and $(0.15), respectively for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents increased $2.1 million in the three months ended March 31, 2004 and decreased $1.7 million in the three months ended March 31, 2003. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the three months ended March 31, 2004 and 2003 are generally similar to the trends in the Company’s earnings except for provision for excess and obsolete inventory, depreciation and amortization. Cash provided by operating activities totaled $1.9 million for the three months ended March 31, 2004, compared to a net income of $275,000. Cash used by operating activities was $1.3 million for the three months ended March 31, 2003, compared to a net loss of $826,000. Provision for excess and obsolete inventory has decreased period over period as the Company’s inventory turns continue to improve. Depreciation and amortization decreased slightly for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $73,000 for the three months ended March 31, 2004 compared to a net cash use of $462,000 for the three months ended March 31, 2003. Cash flows from investing activities in each of the periods related principally to additions to property, equipment, capitalized software and leasehold improvements and the Company’s investments in marketable securities. Additions to property, equipment, capitalized software and leasehold improvements in each of the periods focused on the sales and engineering functions of the Company.

Financing Activities

Net cash provided by financing activities totaled $111,000 for the three months ended March 31, 2004 and related to proceeds from the exercise of stock options. There were no exercises of stock options for the three months ended March 31, 2003.

Commitments and Contingencies

At March 31, 2004, the Company had no material commitments to purchase capital assets. The Company’s significant long-term obligations for the period then ended are its operating leases on facilities and future debt payments related to the Company’s credit facility. To date, the Company has not paid any dividends and does not anticipate paying any for the remainder of 2004.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $290,000 and $87,000 for the three months ended March 31, 2004 and 2003, respectively.

Market Price Risk

The Company had no equity hedge contracts outstanding as of March 31, 2004 or December 31, 2003.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibits

2 (a)	Stock Purchase Agreement, dated June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)

3 (a)	Articles of Incorporation of the Registrant. (2)

3 (b)	Amendment to Articles of Incorporation of the Registrant. (3)

3 (c)	Amended and Restated Bylaws of the Registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

4 (a)	Rights Agreement dated December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

10 (a)	Master Revolving Note and Credit Agreement dated July 25, 2003 (6)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification (7)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification (7)

32 (a)	Section 1350 Certification (7)

32 (b)	Section 1350 Certification (7)

Report on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
By:	/s/ Steven P. Kovac
Steven P. Kovac
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

Plano, Texas
May 13, 2003

INDEX TO EXHIBITS

2 (a)	Stock Purchase Agreement, dated June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)

3 (a)	Articles of Incorporation of the Registrant. (2)

3 (b)	Amendment to Articles of Incorporation of the Registrant. (3)

3 (c)	Amended and Restated Bylaws of the Registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

4 (a)	Rights Agreement dated December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

10 (a)	Master Revolving Note and Credit Agreement dated July 25, 2003 (6)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification (7)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification (7)

32 (a)	Section 1350 Certification (7)

32 (b)	Section 1350 Certification (7)

(1)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(7)	Filed herein.