Form 10-Q
period 2004-06-30
INTERPHASE CORP
filed 2004-08-16
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-1549797
(State of Incorporation)	(IRS Employer Identification No.)

Parkway Centre I
2901 North Dallas Parkway, Suite 200
Plano, Texas 75093
(Address of Principal Executive Offices)

(214)654-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ✓      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock, $.10 par value	5,732,033

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,911	$14,204
Marketable securities	14,801	5,047
Trade accounts receivable, less allowances for uncollectible accounts and returns of $159 and $194, respectively	5,058	5,634
Inventories	2,931	2,961
Prepaid expenses and other current assets	973	751
Income taxes receivable	102	—

Total current assets	30,776	28,597
Machinery and equipment	5,848	5,626
Leasehold improvements	391	392
Furniture and fixtures	552	560

	6,791	6,578
Less-accumulated depreciation and amortization	(5,312)	(5,018)

Total property and equipment, net	1,479	1,560
Capitalized software, net	360	355
Other assets	180	231

Total assets	$32,795	$30,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,654	$1,106
Deferred revenue	224	373
Accrued liabilities	1,404	1,684
Accrued compensation	1,659	1,179

Total current liabilities	4,941	4,342
Deferred lease obligations	66	88
Long-term debt	3,500	3,500

Total liabilities	8,507	7,930
Shareholders’ Equity:
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,713,633 and 5,680,179 shares issued and outstanding, respectively	571	568
Additional paid in capital	38,431	38,218
Accumulated deficit	(14,194)	(15,564)
Cumulative other comprehensive loss	(520)	(409)

Total shareholders’ equity	24,288	22,813

Total liabilities and shareholders’ equity	$32,795	$30,743

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$10,129	$7,357	$19,327	$14,870
Cost of sales	4,516	3,661	8,811	7,383

Gross margin	5,613	3,696	10,516	7,487

Research and development	1,909	1,954	4,006	3,913
Sales and marketing	1,595	1,561	3,187	3,361
General and administrative	1,041	835	2,068	1,723

Total operating expenses	4,545	4,350	9,261	8,997

Income (loss) from operations	1,068	(654)	1,255	(1,510)
Interest income, net	61	57	89	127
Other income, net	5	19	8	36

Income (loss) before income tax benefit	1,134	(578)	1,352	(1,347)
Income tax provision (benefit)	39	(57)	(18)	—

Net income (loss)	$1,095	$(521)	$1,370	$(1,347)

Earnings (loss) per share — basic	$0.19	$(0.09)	$0.24	$(0.24)

Earnings (loss) per share — diluted	$0.18	$(0.09)	$0.21	$(0.24)

Weighted average common shares	5,706	5,514	5,698	5,514

Weighted average common and dilutive shares	6,234	5,514	6,413	5,514

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,370	$(1,347)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for uncollectible accounts and returns	14	—
Provision for excess and obsolete inventory	200	400
Depreciation and amortization	402	462
Change in assets and liabilities:
Trade accounts receivable	562	453
Inventories	(170)	(338)
Prepaid expenses and other current assets	(226)	90
Income taxes receivable	(102)	(55)
Other assets	46	(3)
Accounts payable, deferred revenues and accrued liabilities	124	(363)
Accrued compensation	507	35
Deferred lease obligations	(22)	25

Net cash provided by (used in) operating activities	2,705	(641)

Cash flows from investing activities:
Purchase of property and equipment	(253)	(249)
Purchase of capitalized software	(79)	(313)
Proceeds from sale of marketable securities	700	1,485
Purchase of marketable securities	(10,597)	(1,606)

Net cash used in investing activities	(10,229)	(683)

Cash flows from financing activities:
Proceeds from the exercise of stock options	216	8

Net cash provided by financing activities	216	8

Effect of exchange rate changes on cash and cash equivalents	15	11
Net decrease in cash and cash equivalents	(7,293)	(1,305)
Cash and cash equivalents at beginning of period	14,204	9,857

Cash and cash equivalents at end of period	$6,911	$8,552

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. — BASIS OF PRESENTATION

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and computer systems to Wide Area Networks (WANs), Local Area Networks (LANs), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and multi-protocol networking technologies. See Note 8 for information regarding the Company’s revenues related to North America and foreign countries.

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities.

While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the period ended June 30, 2003, to correspond with the presentation used at June 30, 2004, and for the periods then ended.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,095	$(521)	$1,370	$(1,347)
Add: APB 25 expense, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(537)	(500)	(979)	(1,113)

Pro forma net income (loss)	$558	$(1,021)	$391	$(2,460)

Earnings (loss) per common share:
As reported – basic	$0.19	$(0.09)	$0.24	$(0.24)

Pro forma – basic	$0.10	$(0.20)	$0.07	$(0.49)

As reported – diluted	$0.18	$(0.09)	$0.21	$(0.24)

Pro forma – diluted	$0.09	$(0.20)	$0.06	$(0.49)

NOTE 2. — INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$1,832	$1,907
Work-in-process	688	745
Finished goods	411	309

Total	$2,931	$2,961

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

NOTE 4. — CREDIT FACILITY

The Company maintains a $5 million revolving bank credit facility. The credit facility bears interest at the rate of LIBOR plus 2.0% (3.375% at June 30, 2004), matures on July 30, 2005 and all borrowings are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

NOTE 5. — EXIT ACTIVITIES

During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities, the lease for which was scheduled to expire during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it was determined that the facility would not be needed for such uses and the Company began pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of 2003, classified as operating expenses, related to net termination costs associated with the lease of the facility. In May 2004, the Company entered into a sublease termination agreement with the landlord of the leased facility resulting in an additional charge of approximately $42,000. A reconciliation showing the changes to the liability account during the six month period is as follows (in thousands):

Liability at December 31, 2003	$76
Rent and settlement payments	(178)
Cost of not subleasing	60
Sublease termination charge	42

Liability at June 30, 2004	$0

Total costs to date	$256

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. — COMPREHENSIVE INCOME (LOSS)

The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$1,095	$(521)	$1,370	$(1,347)
Other comprehensive income (loss):
Unrealized holding (loss) gain arising during period, net of tax	(134)	18	(143)	36
Foreign currency translation adjustment	6	(46)	32	(84)

Comprehensive income (loss)	$967	$(549)	$1,259	$(1,395)

NOTE 7. — EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income (loss)	$1,095	$(521)	$1,370	$(1,347)
Weighted average common shares outstanding	5,706	5,514	5,698	5,514
Basic earnings (loss) per share	$0.19	$(0.09)	$0.24	$(0.24)

Diluted earnings per share:
Net income (loss)	$1,095	$(521)	$1,370	$(1,347)
Weighted average common shares outstanding	5,706	5,514	5,698	5,514
Dilutive stock options	528	—	715	—

Weighted average common shares outstanding – assuming dilution	6,234	5,514	6,413	5,514
Diluted earnings (loss) per share	$0.18	$(0.09)	$0.21	$(0.24)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	926	1,832	656	2,111

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic revenue related to North America and foreign countries for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
North America	$7,222	$5,084	$13,929	$10,160
Europe	1,801	935	2,883	1,923
Pacific Rim	1,106	1,338	2,515	2,787

Total	$10,129	$7,357	$19,327	$14,870

Additional information regarding revenue by product-line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Product Revenue:
Broadband telecom	$6,670	$3,825	$12,449	$7,244
SlotOptimizer	2,570	2,782	5,004	5,618
Professional Services	174	—	269	497
LAN	210	561	473	793
Storage	35	34	224	394
WAN	3	53	127	97
Other	467	102	781	227

Total	$10,129	$7,357	$19,327	$14,870

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

RESULTS OF OPERATIONS

Revenues: Total revenue increased approximately 38% to $10.1 million for the three months ended June 30, 2004, compared to $7.4 million for the same period in the prior year. The increase in revenue was primarily attributable to steadily increasing Broadband telecom product revenue, which increased approximately 74% to $6.7 million for the three months ended June 30, 2004, compared to $3.8 million in the comparable period. In addition, during the second quarter of 2004, the Company recognized $174,000 in professional services revenue and $205,000 of revenue related to contract manufacturing. There was no revenue from professional services or contract manufacturing during the second quarter of 2003. The professional services revenue recognized during the three months ended June 30, 2004 relates to a single software customization contract. The Company expects to receive similar revenue levels from this contract for the remainder of 2004. The increases to revenue were partially offset by a decline of approximately 8% in SlotOptimizer product revenue to $2.6 million for the three months ended June 30, 2004 from $2.8 million for the same period in the prior year. All other revenues including legacy and storage product revenues decreased to $510,000 for the three months ended June 30, 2004 from $751,000 for the three months ended June 30, 2003. The Company believes it will continue to experience revenue growth if the telecommunications equipment market continues to stabilize. However, customer forecasts continue to be unpredictable.

Two customers individually accounted for 45% and 23% of the Company’s second quarter 2004 revenues. For the same period in 2003, three customers individually accounted for 42%, 32% and 12% of the Company’s revenues.

Total revenue increased approximately 30% to $19.3 million for the six months ended June 30, 2004, compared to $14.9 million in the comparable period of the prior year. The increase in revenue was primarily attributable to Broadband telecom product revenue which increased approximately 72% to $12.4 million for the six months ended June 30, 2004, from $7.2 million for the same period in the prior year. In addition, during the six months ended June 30, 2004, the Company recognized $378,000 of revenue related to contract manufacturing while there was no such revenue during the same period in the prior year. The increases to revenue were partially offset by a decline of approximately 11% in SlotOptimizer product revenue to $5 million for the six months ended June 30, 2004 from $5.6 million for the six months ended June 30, 2003. All other revenues including professional services, legacy and storage product revenues decreased to approximately $1.5 million for the six months ended June 30, 2004 from $2 million for the six months ended June 30, 2003.

Gross Margin: Gross margin as a percentage of sales was 55% for the second quarter 2004 and 50% for the same period in 2003. The increase in the gross margin percentage primarily relates to the continued shift towards more complex, and thus, higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes. The Company believes that its gross margin, as a percentage of sales, will be near 50% for the near future.

Gross margin for the six months ended June 30, 2004 and 2003 was 54% and 50%, respectively. The increase in the gross margin percentage primarily relates to the continued shift towards more complex, and thus, higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes.

Research and Development: The Company’s investment in the development of new products through research and development was $1.9 million and $2.0 million for the three months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, research and development expenses were 19% in the second quarter 2004 and 27% for the same period in the prior year. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing while research and development expenses remained relatively flat. The Company anticipates that spending on research and development will remain steady in the near future as the Company continues to invest in development of our current and future products, however, the Company will continue to monitor the level of its investments concurrently with actual revenue results.

The Company’s investment in the development of new products through research and development was $4.0 million and $3.9 million for the six months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, research and development expenses were 21% for the six months ended June 30, 2004 and 26% for the six months ended June 30, 2003. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing while research and development expenses remained relatively flat.

Sales and Marketing: Sales and marketing expenses were $1.6 million in the second quarter of both 2004 and 2003. As a percentage of revenues, sales and marketing expenses were 16% in the second quarter 2004 and 21% for the same period in the prior year. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing while sales and marketing expenses remained relatively flat.

Sales and marketing expenses were $3.2 million and $3.4 million for the six months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, sales and marketing expenses were 16% for the six months ended June 30, 2004 and 23% for the six months ended June 30, 2003. Approximately 92% of the decrease in sales and marketing expenses for the six months ended June 30, 2004 related to a reduction in spending on sales and marketing headcount including contract labor. The remaining portion of the decrease is due to reductions in variable marketing communication activities and general overhead spending. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing while sales and marketing expenses decreased.

General and Administrative: General and administrative expenses were $1.0 million for the second quarter 2004 and $835,000 for the same period in the prior year. As a percentage of revenues, general and administrative expenses were 10% in the second quarter 2004 and 11% for the same period in the prior year. Approximately 72% of the increase related to increased employee compensation and variable expenses tied to increased revenues. The remainder of the increase is primarily related to increased professional fees. However, general and administrative expenses decreased as a percentage of revenues due to revenue increasing at a higher rate than general and administrative expenses.

General and administrative expenses were $2.1 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, general and administrative expenses were 11% for the six months ended June 30, 2004 and 12% for the six months ended June 30, 2003. Approximately 80% of the increase related to increased employee compensation and variable expenses tied to increased revenues. The remainder of the increase is primarily related to increased professional fees. The decrease as a percentage of total revenue is due to revenue increasing at a higher rate than general and administrative expenses.

Interest Income, Net: Interest income, net of interest expense, was $61,000 in the second quarter 2004 and $57,000 for the same period in the prior year. Interest income, net of interest expense, was $89,000 for the six months ended June 30, 2004 and $127,000 for the six months ended June 30, 2003. The decrease during the six months ended June 30, 2004, primarily relates to lower daily cash investments levels and lower investment rates of return.

Other Income, Net: Other income, net, was $5,000 in the second quarter 2004, compared to $19,000 for the same period in the prior year. Other income, net was $8,000 for the six months ended June 30, 2004 and $36,000 for the six months ended June 30, 2003.

Income Taxes: The Company’s effective tax benefit rate was 1% for the six months ended June 30, 2004 compared to a benefit rate of zero for the six months ended June 30, 2003.

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

The effective tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for its net deferred tax assets at June 30, 2004.

Net Income (Loss): The Company reported net income of $1.1 million in the second quarter 2004 and a net loss of $521,000 for the same period in the prior year. The Company reported net income of $1.4 million for the six months ended June 30, 2004 and a net loss of $1.3 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $7.3 million in the six months ended June 30, 2004 primarily due to the purchase of approximately $10.6 million of marketable securities partially offset by cash provided by operating activities. Cash and cash equivalents decreased $1.3 million in the six months ended June 30, 2003. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the six months ended June 30, 2004 and 2003 are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization. Cash provided by operating activities totaled $2.7 million for the six months ended June 30, 2004, compared to a net income of $1.4 million. Cash used by operating activities was $641,000 for the six months ended June 30, 2003, compared to a net loss of $1.3 million. Provision for uncollectible accounts and returns increased slightly for the six month period ended June 30, 2004 compared to the same period in 2003. Provision for excess and obsolete inventory has decreased period over period as the Company’s inventory turns continue to improve. Depreciation and amortization decreased slightly for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled $10.2 million for the six months ended June 30, 2004 compared to $683,000 for the six months ended June 30, 2003. Cash used in investing activities in each of the periods related principally to additions to property and equipment, capitalized software and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software in each of the periods focused on software and equipment purchases for the sales, engineering and information technology functions of the Company.

Financing Activities

Net cash provided by financing activities totaled $216,000 for the six months ended June 30, 2004 compared to $8,000 for the six months ended June 30, 2003, and related to proceeds from the exercise of stock options.

Commitments and Contingencies

At June 30, 2004, the Company had no material commitments to purchase capital assets. The Company’s significant long-term obligations for the period then ended are its operating leases on facilities and future debt payments related to the Company’s credit facility. To date, the Company has not paid any dividends and does not anticipate paying any for the remainder of 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $217,000 and $150,000 for the three months ended June 30, 2004 and 2003, respectively. The Euro to U.S. Dollar translation accounted for a charge of approximately $507,000 and $237,000 for the six months ended June 30, 2004 and 2003, respectively.

Market Price Risk

The Company had no equity hedge contracts outstanding as of June 30, 2004 or December 31, 2003.

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

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2004, the annual meeting of shareholders of the Company was held. The following matters were voted upon and approved at the meeting:

An election of directors of the Company to serve until the next annual meeting for the Company was held. The following six individuals were elected as Directors of the Company:

Nominee	Votes Cast For	Votes Withheld
Paul N. Hug	4,860,113	154,599
Gregory B. Kalush	4,839,213	175,499
Randall D. Ledford	4,860,113	154,599
Michael J. Myers	4,860,313	154,399
Kenneth V. Spenser	4,857,413	157,299
S. Thomas Thawley	4,582,714	431,998

A proposal to ratify and approve the Company’s 2004 long-term stock incentive plan was ratified and approved:

For	Against	Abstain	Not Voted
3,845,299	568,066	601,347	—

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibits

2(a)	Stock Purchase Agreement, dated June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (1)

3(a)	Articles of Incorporation of the Registrant. (2)

3(b)	Amendment to Articles of Incorporation of the Registrant. (3)

3(c)	Amended and Restated Bylaws of the Registrant adopted on December 5, 1995 and amended on January 19, 1999. (4)

4(a)	Rights Agreement dated December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

10(a)	Master Revolving Note and Credit Agreement dated July 25, 2003 (6)

31(a)	Rule 13a-14(a)/15d-14(a) Certification (7)

31(b)	Rule 13a-14(a)/15d-14(a) Certification (7)

32(a)	Section 1350 Certification (7)

32(b)	Section 1350 Certification (7)

(1)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(2)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(7)	Filed herein.

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
August 13, 2003

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