Form 10-Q
period 2004-09-30
INTERPHASE CORP
filed 2004-11-12
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-1549797
(State of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004

Common Stock, $.10 par value	5,747,324

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,159	$14,204
Marketable securities	15,553	5,047
Trade accounts receivable, less allowances for uncollectible accounts and returns of $159 and $194, respectively	4,088	5,634
Inventories	3,594	2,961
Prepaid expenses and other current assets	945	751
Income taxes receivable	102	—

Total current assets	30,441	28,597
Machinery and equipment	5,979	5,626
Leasehold improvements	371	392
Furniture and fixtures	555	560

	6,905	6,578
Less-accumulated depreciation and amortization	(5,473)	(5,018)

Total property and equipment, net	1,432	1,560
Capitalized software, net	335	355
Other assets	184	231

Total assets	$32,392	$30,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495	$1,106
Deferred revenue	339	373
Accrued liabilities	1,467	1,684
Accrued compensation	1,563	1,179

Total current liabilities	3,864	4,342
Deferred lease obligations	55	88
Long-term debt	3,500	3,500

Total liabilities	7,419	7,930
Shareholders’ Equity:
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,746,324 and 5,680,179 shares issued and outstanding, respectively	575	568
Additional paid in capital	38,612	38,218
Accumulated deficit	(13,694)	(15,564)
Cumulative other comprehensive loss	(520)	(409)

Total shareholders’ equity	24,973	22,813

Total liabilities and shareholders’ equity	$32,392	$30,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$8,294	$8,571	$27,621	$23,441
Cost of sales	3,628	4,092	12,439	11,475

Gross margin	4,666	4,479	15,182	11,966

Research and development	1,938	1,797	5,944	5,710
Sales and marketing	1,497	1,782	4,684	5,143
General and administrative	767	807	2,835	2,530

Total operating expenses	4,202	4,386	13,463	13,383

Income (loss) from operations	464	93	1,719	(1,417)
Interest income, net	69	42	158	169
Other (expense) income, net	(8)	11	—	47

Income (loss) before income tax	525	146	1,877	(1,201)
Income tax provision (benefit)	25	(220)	7	(220)

Net income (loss)	$500	$366	$1,870	$(981)

Earnings (loss) per share — basic	$0.09	$0.07	$0.33	$(0.18)

Earnings (loss) per share — diluted	$0.08	$0.06	$0.29	$(0.18)

Weighted average common shares	5,732	5,527	5,709	5,519

Weighted average common and dilutive shares	6,298	5,920	6,375	5,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,870	$(981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible accounts and returns	14	—
Provision for excess and obsolete inventories	200	600
Depreciation and amortization	591	682
Change in assets and liabilities:
Trade accounts receivable	1,532	(1,169)
Inventories	(833)	(398)
Prepaid expenses and other current assets	(196)	121
Income taxes receivable	(102)	(306)
Other assets	45	(4)
Accounts payable, deferred revenues and accrued liabilities	(859)	119
Accrued compensation	397	20
Deferred lease obligations	(33)	14

Net cash provided by (used in) operating activities	2,626	(1,302)

Cash flows from investing activities:
Purchase of property and equipment	(358)	(316)
Purchase of capitalized software	(85)	(323)
Proceeds from sale of marketable securities	1,750	1,668
Purchase of marketable securities	(12,389)	(1,755)

Net cash used in investing activities	(11,082)	(726)

Cash flows from financing activities:
Decrease in restricted cash	—	3,500
Repayment of long-term debt	—	(3,500)
Borrowings under new revolving credit facility	—	3,500
Proceeds from the exercise of stock options	401	70

Net cash provided by financing activities	401	3,570

Effect of exchange rate changes on cash and cash equivalents	10	24
Net (decrease) increase in cash and cash equivalents	(8,045)	1,566
Cash and cash equivalents at beginning of period	14,204	9,857

Cash and cash equivalents at end of period	$6,159	$11,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. — BASIS OF PRESENTATION

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and computer systems to Wide Area Networks (WANs), Local Area Networks (LANs), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and multi-protocol networking technologies. See Note 9 for information regarding the Company’s revenues related to North America and foreign countries.

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2003, to correspond with the presentation used at September 30, 2004, and for the periods then ended.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$500	$366	$1,870	$(981)
Add: APB 25 expense, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(449)	(517)	(1,428)	(1,630)

Pro forma net income (loss)	$51	$(151)	$442	$(2,611)

Earnings (loss) per common share:
As reported — basic	$0.09	$0.07	$0.33	$(0.18)

Pro forma — basic	$0.01	$(0.03)	$0.08	$(0.50)

As reported — diluted	$0.08	$0.06	$0.29	$(0.18)

Pro forma — diluted	$0.01	$(0.03)	$0.07	$(0.50)

NOTE 2. — INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$1,908	$1,907
Work-in-process	1,031	745
Finished goods	655	309

Total	$3,594	$2,961

     Valuing inventories at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

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

During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001, resulting in a refund due the Company. During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on this refund. As a result, the Company recognized a tax benefit of approximately $100,000 during the first quarter of 2004. This tax benefit is partially offset by taxes on foreign income and alternative minimum tax on domestic income.

NOTE 4. — LOSS CONTINGENCY

The Company has agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units is insignificant. However, the Company has estimated that other costs including shipping related charges and installation related charges could be more significant. The Company has estimated that the range of the potential liability is between approximately $225,000 and $650,000 but cannot determine an amount within that range which is more likely than another. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 14 “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company has recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at September 30, 2004.

NOTE 5. — CREDIT FACILITY

The Company maintains a $5 million revolving bank credit facility. During the quarter ended September 30, 2004, the credit facility provided for interest at the rate of LIBOR plus 2.0% (3.375% at September 30, 2004). Effective November 5, 2004, the Company extended the maturity date of the credit facility to July 31, 2007 and obtained a reduction in the interest rate to LIBOR plus 1.0%. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. — EXIT ACTIVITIES

During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities, the lease for which was scheduled to expire during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it was determined that the facility would not be needed for such uses and the Company began pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of 2003, classified as operating expenses, related to net termination costs associated with the lease of the facility. In May 2004, the Company entered into a sublease termination agreement with the landlord of the leased facility resulting in an additional charge of approximately $42,000. A reconciliation showing the changes to the liability account during the nine month period is as follows (in thousands):

Liability at December 31, 2003	$76
Rent and settlement payments	(178)
Cost of not subleasing	60
Sublease termination charge	42

Liability at September 30, 2004	$0

Total costs to date	$256

NOTE 7. — COMPREHENSIVE INCOME (LOSS)

The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$500	$366	$1,870	$(981)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period, net of tax	11	(43)	(132)	(79)
Foreign currency translation adjustment	(11)	8	21	(4)

Comprehensive income (loss)	$500	$331	$1,759	$(1,064)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings (loss) per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income (loss)	$500	$366	$1,870	$(981)
Weighted average common shares outstanding	5,732	5,527	5,709	5,519
Basic earnings (loss) per share	$0.09	$0.07	$0.33	$(0.18)

Diluted earnings per share:
Net income (loss)	$500	$366	$1,870	$(981)
Weighted average common shares outstanding	5,732	5,527	5,709	5,519
Dilutive stock options	566	393	666	—

Weighted average common shares outstanding — assuming dilution	6,298	5,920	6,375	5,519
Diluted earnings (loss) per share	$0.08	$0.06	$0.29	$(0.18)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	920	882	652	1,805

NOTE 9. — SEGMENT INFORMATION

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

Geographic revenue related to North America and foreign countries for the three months and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
North America	$4,081	$6,765	$18,009	$16,925
Europe	2,987	863	5,870	2,786
Pacific Rim	1,226	943	3,742	3,730

Total	$8,294	$8,571	$27,621	$23,441

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information regarding revenue by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Product Revenue:
Broadband telecom	$4,674	$5,899	$17,123	$13,140
SlotOptimizer	2,652	2,235	7,656	7,855
Professional Services	181	—	450	497
LAN	313	294	786	1,086
Storage	130	28	354	423
WAN	29	14	156	111
Other	315	101	1,096	329

Total	$8,294	$8,571	$27,621	$23,441

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

RESULTS OF OPERATIONS

Revenues: Total revenue decreased slightly to $8.3 million for the three months ended September 30, 2004, compared to $8.6 million for the same period in the prior year. The decline in revenue was primarily attributable to lower levels of broadband telecom product revenue, which decreased approximately 21% to $4.7 million for the three months ended September 30, 2004, compared to $5.9 million in the comparable period. Broadband telecom product revenue was down due to a more sudden than expected shift by a large customer to a board developed by the Company to significantly reduce the cost for the customer. Based on discussions with the customer, the Company believed that additional volume would offset the impact of this shift, and that the cutover would be phased in over a longer period of time. The customer implemented the board change quicker than expected and the anticipated offsetting volumes did not occur. Further adding to this issue, this customer moved its assembly location during the quarter which may also have contributed to the lack of offsetting volumes. The decrease in broadband telecom product revenue was partially offset by an increase of approximately 19% in SlotOptimizer product revenue to $2.7 million for the three months ended September 30, 2004 from $2.2 million for the same period in the prior year. During the third quarter of 2004, the Company recognized $181,000 in professional services revenue. There was no revenue from professional services during the third quarter of 2003. The professional services revenue recognized during the three months ended September 30, 2004 relates to a single software customization contract. The Company expects to receive similar revenue levels from this contract for the remainder of 2004. All other revenues increased to $787,000 for the three months ended September 30, 2004 from $437,000 for the three months ended September 30, 2003. The Company believes that it will experience revenue growth again if the telecommunications equipment market continues to improve. However, customer forecasts continue to be unreliable and therefore, unpredictable.

The Company’s customer base is beginning to diversify as two customers individually accounted for 39% and 25% of the Company’s third quarter 2004 revenues. For the same period in 2003, two customers individually accounted for 60% and 23% of the Company’s revenues.

Total revenue increased approximately 18% to $27.6 million for the nine months ended September 30, 2004, compared to $23.4 million in the comparable period of the prior year. The increase in revenue was primarily attributable to Broadband telecom product revenue, which increased approximately 30% to $17.1 million for the nine months ended September 30, 2004, from $13.1 million for the same period in the prior year. In addition, during the nine months ended September 30, 2004, the Company recognized $440,000 of revenue related to contract manufacturing while there was no such revenue during the same period in the prior year. The Company does not expect to receive revenue from contract manufacturing in the future. The increases to revenue were partially offset by a slight decrease in SlotOptimizer product revenue to $7.7 million for the nine months ended September 30, 2004 from $7.9 million for the nine months ended September 30, 2003. All other revenues including professional services, legacy and storage product revenues were flat at approximately $2.4 million for both the nine months ended September 30, 2004 and 2003.

Gross Margin: Gross margin as a percentage of sales was 56% for the third quarter 2004 and 52% for the same period in 2003. The increase in the gross margin percentage primarily relates to the continued shift towards more complex, and thus, higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes. The Company believes that pricing pressures in the industry may dampen gross margins in future quarters and it may become increasingly challenging to offset these pressures with incremental factory productivity improvements.

Gross margin for the nine months ended September 30, 2004 and 2003 was 55% and 51%, respectively. The increase in the gross margin percentage primarily relates to the continued shift towards more complex, and thus, higher margin products. In addition, the Company improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes.

Research and Development: The Company’s investment in the development of new products through research and development was $1.9 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively. As a percentage of revenues, research and development expenses were 23% in the third quarter 2004 and 21% for the same period in the prior year. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing slightly while research and development expenses increased. The Company anticipates that spending on research and development will remain steady in the near future, except for fluctuations in currency exchange rates as much of the Company’s development costs reside in France (see Item 3 — Foreign Currency Risk), as the Company continues to invest in development of our current and future products, however, the Company will continue to monitor the level of its investments concurrently with actual revenue results.

The Company’s investment in the development of new products through research and development was $5.9 million and $5.7 million for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenues, research and development expenses were 22% for the nine months ended September 30, 2004 and 24% for the nine months ended September 30, 2003. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development expenses.

Sales and Marketing: Sales and marketing expenses were $1.5 million in the third quarter of 2004 compared to $1.8 million in the third quarter of 2003. Approximately 78% of the decrease related to a reduction in sales and marketing headcount related expenses, including sales commissions and contract labor. The remaining portion of the decrease primarily relates to reductions in variable marketing communication activities and general overhead spending. As a percentage of revenues, sales and marketing expenses were 18% in the third quarter 2004 and 21% for the same period in the prior year. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue decreasing at a slower rate than sales and marketing expenses.

Sales and marketing expenses were $4.7 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenues, sales and marketing expenses were 17% for the nine months ended September 30, 2004 and 22% for the nine months ended September 30, 2003. Approximately 69% of the decrease in sales and marketing expenses for the nine months ended September 30, 2004 related to a reduction in sales and marketing headcount related expenses, including sales commissions and contract labor. The remaining portion of the decrease primarily relates to reductions in variable marketing communication activities and general overhead spending. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing while sales and marketing expenses decreased.

General and Administrative: General and administrative expenses were flat at $767,000 for the third quarter 2004 compared to $807,000 for the same period in the prior year. As a percentage of revenues, general and administrative expenses were 9% in both the third quarter 2004 and 2003.

General and administrative expenses were $2.8 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenues, general and administrative expenses were 10% for the nine months ended September 30, 2004 and 11% for the nine months ended September 30, 2003. The increase in general and administrative expenses primarily relates to increased employee compensation and variable expenses tied to increased revenues. The decrease as a percentage of total revenue is due to revenue increasing at a higher rate than general and administrative expenses.

Interest Income, Net: Interest income, net of interest expense, was $69,000 in the third quarter 2004 and $42,000 for the same period in the prior year. The increase in interest income for the three months ended September 30, 2004 is due to the Company converting a large portion of its cash to marketable securities during the second quarter of 2004 thus improving the overall investment rate of return. Interest income, net of interest expense, was $158,000 for the nine months ended September 30, 2004 and $169,000 for the nine months ended September 30, 2003.

Other (Expense) Income, Net: Other (expense) income, net, was an expense of $8,000 in the third quarter 2004, compared to income of $11,000 for the same period in the prior year. Other (expense) income, net was zero for the nine months ended September 30, 2004 and income of $47,000 for the nine months ended September 30, 2003. The decrease in other (expense) income, net for the nine months ended September 30, 2004 is primarily due to a decline in realized gains on the sale of marketable securities.

Income Taxes: The Company’s effective tax rate was 0.4% for the nine months ended September 30, 2004 compared to a benefit rate of 18% for the nine months ended September 30, 2003.

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

During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on the refund from the IRS audit described above. As a result, the Company recognized a tax benefit of approximately $100,000 during the first quarter of 2004. This tax benefit is offset by taxes on foreign income and domestic alternative minimum tax.

The effective tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for its net deferred tax assets at September 30, 2004 and September 30, 2003.

Net Income (Loss): The Company reported net income of $500,000 in the third quarter 2004 compared to $366,000 for the same period in the prior year. The Company reported net income of $1.9 million for the nine months ended September 30, 2004 and a net loss of $981,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $8 million in the nine months ended September 30, 2004 primarily due to the purchase of approximately $12.4 million of marketable securities partially offset by cash provided by operating activities. Cash and cash equivalents increased $1.6 million in the nine months ended September 30, 2003. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the nine months ended September 30, 2004 and 2003 are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization. Cash provided by operating activities totaled $2.6 million for the nine months ended September 30, 2004, compared to a net income of $1.9 million. Cash used by operating activities was $1.3 million for the nine months ended September 30, 2003, compared to a net loss of $981,000. Provision for uncollectible accounts and returns increased slightly for the nine month period ended September 30, 2004 compared to the same period in 2003. Provision for excess and obsolete inventory has decreased period over period as the Company’s inventory turns continue to improve. Depreciation and amortization decreased slightly for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled $11.1 million for the nine months ended September 30, 2004 compared to $726,000 for the nine months ended September 30, 2003. Cash used in investing activities in each of the periods related principally to additions to property and equipment, capitalized software and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software decreased to $443,000 for the nine months ended September 30, 2004 compared to $639,000 for the nine months ended September 30, 2003. The additions in each of the periods were focused on software and equipment purchases for the sales, engineering and information technology functions of the Company. Purchases of marketable securities significantly increased to $12.4 million for the nine months ended September 30, 2004 compared to $1.8 million for the same period in the prior year. Proceeds from the sale of marketable securities increased slightly and was $1.8 million for the nine month period ended September 30, 2004 compared to $1.7 million for the same period in 2003.

Financing Activities

Net cash provided by financing activities totaled $401,000 for the nine months ended September 30, 2004 and related to proceeds from the exercise of stock options. Net cash provided by financing activities totaled $3.6 million for the nine months ended September 30, 2003 and related primarily to the removal of restrictions on cash associated with the old credit facility.

Commitments and Contingencies

At September 30, 2004, the Company had no material commitments to purchase capital assets. The Company’s significant long-term obligations for the period then ended are its operating leases on facilities and future debt payments related to the Company’s credit facility. To date, the Company has not paid any dividends and does not anticipate paying any for the remainder of 2004.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash and marketable securities on hand, will be sufficient to meet the Company’s liquidity needs for working capital, capital expenditures and debt service. To the extent that the

Company’s actual operating results or other developments differ from the Company’s expectations, Interphase’s liquidity could be adversely affected.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $230,000 and $129,000 for the three months ended September 30, 2004 and 2003, respectively. The Euro to U.S. Dollar translation accounted for a charge of approximately $737,000 and $366,000 for the nine months ended September 30, 2004 and 2003, respectively.

Market Price Risk

The Company had no equity hedge contracts outstanding as of September 30, 2004 or December 31, 2003.

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

None

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
November 12, 2004

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