Form 10-K
period 2004-12-31
INTERPHASE CORP
filed 2005-03-18
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of	75-1549797 (I.R.S. Employer
incorporation or organization)	Identification No.)

2901 North Dallas Parkway, Suite 200
Plano, Texas 75093
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (214) 654-5000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
Title of Class

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

                     Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $56,046,615.

As of March 11, 2005, the registrant had 5,750,824 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document is incorporated by reference into this annual report on Form 10-K: Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 4, 2005 (Part III).

PART I

ITEM 1. BUSINESS

Introduction

Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and professional services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and enterprise computer systems to Wide Area Networks (WANs), Local Area Networks (LANs), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Internet Protocol (IP), Point-to-Point Protocol (PPP), Q.SAAL, Internet Protocol Security (IPSec), and protocol interworking technologies.

The Company maintains a website on the Internet with the address of www.interphase.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2004 and copies of the Company’s Quarterly Reports on Form 10-Q for 2003 and 2004 and any Current Reports on Form 8-K for 2003 and 2004, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such website. The general public may obtain any materials the Company files with the SEC at 1-800-SEC-0330, or since the Company is an electronic filer, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

AdvancedTCA or ATCA (Advanced Telecom Computing Architecture) — The next generation of system architecture beyond CompactPCI. It affords greater bandwidth, processing and board density, cooling abilities, and memory to meet the growing needs of next generation applications.

ATM (Asynchronous Transfer Mode) — A network technology used in WANs that supports real time voice, real time video, and data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service for that transmission. However, unlike telephone switches that dedicate circuits end to end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Megabits per second (Mbps).

Backplane - The interconnect mechanism that links all printed circuit boards within a system such that various boards can communicate and work together for a common purpose as a system. The backplane extends perpendicularly across all boards in a system and offers sockets for boards to be plugged into.

Blade - A subsystem within a system contained within a single system slot. A blade can operate as a single board in a slot or with a multitude of boards, including mezzanine cards to a carrier card.

Broadband - A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice grade line.

CDMA2000/1xRTT (Code Division Multiple Access 2000/one times Radio Transmission Technologies) — A third generation wireless system, which is based on earlier versions of CDMA and used in certain phone systems and Wireless Local Area Networks. CDMA2000 runs in the 800 MHz and 1.8-2.0 GHz spectrum.

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

CompactPCI® - An industrial grade variation of the PCI bus standard that utilizes the Eurocard (VME) form factor. CompactPCI has been widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9’s” (99.999%) reliability. Often referred to as CPCI or cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.

CompactPCI Packet Switching Backplane (CPSB) - The newest generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology served as the foundation for the new AdvancedTCA standard architecture from PICMG.

CPU (Central Processing Unit) — The part of a computer that performs the logic, computational and decision-making functions. Telephone systems typically have one CPU, which takes the form of a chip that controls the various functions in a telephone.

Ethernet — A Local Area Network standard used for connecting computers, printers, workstations, and servers. It operates over twisted wire and coaxial cable at speeds beginning at 10 Mbps.

Fast Ethernet - A variation of the Ethernet standard (10Base-T) that provides 100 Mbps transmission bandwidth, and up to 200 Mbps total I/O throughput with full duplex operation. Also known as 100Base-T Often 10/100Base-T is used to describe a link with the capability to support both Ethernet (10 Mbps) and Fast Ethernet (100 Mbps).

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

Gbps (Gigabits per second) — One thousand million bits per second.

Gigabit Ethernet - An Ethernet technology that raises transmission speed to one Gigabit per second (Gbps) and is used primarily for backbone networks and high-speed server-to-server connectivity. Also known as 1000BaseT or 10/100/1000BaseT where line rates are negotiated to regular Ethernet, Fast Ethernet, or Gigabit Ethernet speeds.

IETF (Internet Engineering Task Force) — Formed in 1986, the IETF sets technical standards that run the Internet such as routing, transport and security.

I/O (Input/output) — The transfer of data or voice traffic into and out of a computing device. The main function of an adapter, communications controller, or network interface card is to regulate or control communications I/O.

IP (Internet Protocol) — The standard method or protocol by which data is sent from one computer to another on the Internet.

IPSec (IP Security) — A security protocol from the Internet Engineering Task Force (IETF) that provides authentication and encryption over the Internet.

LAN (Local Area Network) — A short-distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.

Media Gateway — A networking device that converts data from the format required for one type of network to the format required for another. The media gateway is controlled by the media gateway controller. Both are a component of softswitch.

Mbps (Megabits per second) — One million bits per second, when used as a measurement for the speed of telecommunications, networking or local area networking.

NEP (Network Equipment Provider) - A company which designs, builds and markets telecommunications infrastructure platforms.

OC-3/STM-1 — The American and European standards (respectively) for ATM optical interconnect 3 traffic, which is a digital transmission link with capacity of 155 Mbps. This line speed is very common in telecommunications access networks.

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

OEM (Original Equipment Manufacturer) — A manufacturer who resells other company’s products under their own name.

PCI (Peripheral Components Interconnect) — A printed circuit board bus standard that is currently the main general-purpose bus in many desktop computers and a majority of enterprise servers throughout the world. Telecom servers generally use the newer generation of the PCI architecture — CompactPCI.

PICMG (PCI Industrial Computer Manufacturers Group) - The technical standards governing body responsible for specifying technical requirements of specific systems architectures, including PCI, CompactPCI, CPSB, and AdvancedTCA. Standardized architectures are intended to provide a common set of rules and parameters for creating a system. The resulting benefit of such specifications is interoperability among multiple vendors for complementary system components and marketplace of cooperation and fair competition provided by commercial off the shelf (COTS) products, thereby providing alternatives to the market monopolies created by proprietary system architectures.

PMC (PCI Mezzanine Card) — a low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.

PPP (Point-to-Point Protocol) — Provides router-to-router and host-to-network connections over synchronous and asynchronous circuits.

Protocol - The special set of common rules that end points in a telecommunication connection use when they communicate. A protocol could be described as a common language for communication across a network.

Protocol Interworking — A mechanism for protocol conversion or bridging in cases where computers or networks lack a common communications medium. Could be considered a protocol ‘language’ translation mechanism so that disparate technologies can interconnect.

PTMC (PCI Telecom Mezzanine Card) — A mezzanine card with connectors specific to telecom applications, based on the industry standard PICMG 2.15.

Q.SAAL — A communications protocol used for signaling applications where the SS7 protocol runs over ATM links.

SAN (Storage Area Network) — Servers providing high speed data storage and retrieval in enterprise environments.

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

System - A collection of elements or components that are organized for a common purpose. A computer system consists of hardware components that have been carefully chosen so that they work well together and software components or programs that run in the computer.

T1/E1 - A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second) or 2.048 Mbps for the European E1 standard. T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances.

T3/E3 - A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a T3 link is capable of handling 672 voice conversations. E3 is the European equivalent and J3 is the Japanese equivalent to T3.

VME (VersModule-Eurocard) - A mechanical and electrical bus standard developed in the late 70’s, with a backplane that runs at 80 Mbps and is most commonly used in commercial, military and industrial applications.

WAN (Wide Area Network) — A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a LAN outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN (virtual private network) connectivity.

6U — A standard size and design of printed circuit boards and the chassis that holds them.

Mission

The Company’s mission is to provide innovative, high-performance connectivity solutions for the telecommunications and enterprise embedded system markets. To achieve this, Interphase pursues several key initiatives that include:

Providing an advanced line of communication for next-generation telecom systems

The Company offers original equipment manufacturers (OEMs) in the communications sector an advanced, high quality, high performing, feature-rich, and broad portfolio of communications boards and subsystems at competitive prices. The Company therefore maintains a value strategy while maintaining the utmost commitment to customer service and flexibility to customer needs.

OEMs, due to significant workforce reductions in recent years, have been outsourcing a greater portion of the equipment that they traditionally made in-house. To capitalize on this trend, Interphase offers a comprehensive line of standards-based, carrier-class communications controllers and network interface solutions for:

•	2.5 and 3G Wireless Networks - controllers that provide enhanced mobile services and integration with other networks.

•	Broadband Network Telephony/Video Access - controllers that enable high-speed network connectivity, i.e. Internet access through ADSL, cable and fixed wireless providers.

•	Intelligent (SS7) and Converging Networks - controllers that help service providers migrate their intelligent network facilities to more scalable and cost-effective architectures and provide new platforms for softswitch and media gateway convergence of voice and data networks.

To further assist telecommunication server providers, Interphase offers professional services for customizing software and third party applications to customer-specific designs. With high-performance communication controllers, software development tools, protocol support, experience with third party protocols and professional services, Interphase products and services help decrease costs and improve time-to-market of OEMs building next-generation telecom equipment.

A comprehensive line of private network I/O adapters and modules

In order to provide Interphase customers with effective storage networking solutions, Interphase offers a comprehensive line of networking adapters and security acceleration modules specifically designed for use in demanding, enterprise class applications such as:

•	Private Networking/Enterprise Networking — mission critical backbone and Internet servers served with unique, slot-saving designs.

•	Network Security — Enterprise devices, such as virtual private networks (VPNs), which provide encryption and decryption of data traffic for preventing security breaches. Interphase serves this segment with network security co-processor modules.

•	Storage Area Networks — servers providing high speed data storage and retrieval in enterprise environments. Interphase serves this segment with a legacy portfolio of fibre channel host bus adapters.

Currently, the Company is developing primarily specialized enterprise equipment due to the rapid commoditization of unspecialized (or “standardized”) equipment in this segment.

Delivering superior customer service

Over the past 28 years, Interphase has established strong relationships with key Fortune 500 suppliers of enterprise computer and telecommunication servers. Much of this success has been due to the superior pre-sale and post-sale service the Company delivers to customers. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company’s technical support is staffed by experts for both Telecom and Enterprise products, allowing Interphase to specifically focus its support efforts for the different needs and requirements of its customers in these differing market segments.

Developing strategic partnerships

Interphase designs and tests products for multi-vendor interoperability. The Company leverages these efforts towards building more effective strategic partnerships. Through its partner program, Interphase builds synergistic marketing and technical relationships with other key suppliers in its respective markets. Rigorous product testing and early access to new partner product releases allows tighter product integration and helps assure compatibility for end-users of the Company’s products. Also, Interphase’s joint software development, particularly with third party protocol vendors, decreases the integration time for customers by offering a pre-integrated solution.

Products

Interphase offers an advanced line of telecom communication controllers, a comprehensive portfolio of specialized enterprise connectivity and storage adapters, and resource modules for security acceleration.

Telecom Products

Interphase products designed for use in next-generation broadband telecommunication networks include:

•	iNAV® 9200 Multiprotocol Gateway Appliance - designed to meet the needs of both connection-oriented and connectionless packet switched networks, the new iNav®9200 series of specialized appliances is by far the industry’s most advanced, price/performance-maximized solution for applications requiring multiprotocol interworking, IP routing and classification and ATM SARing such as converging networks with those with dissimilar network protocols.

•	iNAV 4000 CompactPCI Network Processor Blade - a protocol interworking, network protocol processing board with on-board intelligence suited to broadband convergence applications such as wireless gateways and media gateways.

•	iSPAN® 1635 CompactPCI Packet Switched Backplane T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller, based on the PICMG 2.16 Ethernet backplane standard, with an advanced architecture featuring the Motorola MPC8264 RISC CPU that offers superior performance over T1/E1/J1 communication links. The 1635 also offers dual Ethernet interfaces to 2.16 backplanes, and is capable of supporting a variety of network protocols including ATM, Frame Relay, SS7, Q.SAAL, PPP, Ethernet, and HDLC.

•	iSPAN 4531 PMC ATM over T3/E3 Communications Controller - a PCI Mezzanine Card that provides reliable, high performance ATM communications over T3/E3 connections for applications such as aggregating Internet traffic for transport over the public ATM backbone network.

•	iSPAN 4532 PMC OC-3/STM-1 Communications Controller — an intelligent, high-performance, PCI Mezzanine Card that provides direct access to SONET networks and software selectable access to an OC-3/STM-1 ATM network, as well as a 10/100 Ethernet interface. The 4532 is ideally suited for 3G networks that define ATM as the interconnect between radio network controllers and cell sites, for example. It also targets broadband access networks and gateways that require on-board ATM to Ethernet interworking. The 4532 has been recently leveraged to target a growing market niche, supporting the Q.SAAL protocol for SS7 over ATM traffic processing.

•	iSPAN 4532P PMC ATM over OC-3/STM-1 Communications Interface Card — A passive interface module providing 155 Mbps connectivity for use with the iNAV 4000.

•	iSPAN 4534 PMC Quad-port Serial Communications Controller - a PCI Mezzanine Card that provides reliable, high performance serial communications for multiple telecommunication protocols including ATM, ISDN, Frame Relay, X.25 and PPP.

•	iSPAN 4535 PMC Multiprotocol T1/E1 Communications Controller - a cost-effective PCI Mezzanine Card that provides two high-speed serial communication links to provide connection to the Public Switch Telephone Network to support advanced SS7 or converged network applications.

•	iSPAN 4538 PMC T1/E1/J1 Communications Controller - a PCI Mezzanine Card with 2 software selectable T1/E1/J1 interfaces on the front faceplate plus a 10/100 Ethernet port. It is targeted for signaling and control plane applications in wireless and “converged” voice and data telecom networks. With its on-board SS7 protocol processing, excellent SS7 performance, and its Ethernet access, it is a modular solution for signaling platforms and signaling gateway applications.

•	iSPAN 4539/4539F PMC T1/E1/J1 Communications Controller - a PCI Mezzanine Card targeted for signaling/control plane and broadband/user plane telecom networks. The 4539 offers four software selectable T1/E1/J1 interfaces via front or rear access, and a 10/100 Ethernet interface on the front with an on-board CPU to offload host processors. The 4539/4539F supports multiple protocols on board, including ATM, and it can serve both narrowband and broadband networks in one solution.

•	iSPAN 4575 PMC ATM Communications Interface Card — a PCI Mezzanine Card that provides cost-effective, reliable, high performance ATM over OC-3/STM-1 155 Mbps connectivity.

•	iSPAN 4576 PMC ATM Communications Interface Card — the next generation of the 4575 product.

•	iSPAN 5539F PCI T1/E1/J1 Communications Controller - a PCI version of the 4539 for use in traditional PCI-based systems.

•	iSPAN 5575 PCI ATM Communications Interface Card - a PCI adapter card that provides full duplex ATM connectivity for systems running Windows NT, Novell NetWare, UnixWare, Solaris and AIX.

•	iSPAN 5576 PCI ATM Communications Interface Card — the next generation of the 5575 product.

•	iSPAN 6535 CompactPCI T1/E1/J1 Communications Controller - a 6U CompactPCI communications controller with an advanced architecture featuring the Motorola MPC8264 RISC CPU that offers superior multiprotocol processing performance over T1/E1/J1 communication links.

•	iSPAN 6575 CompactPCI ATM Communications Controller — a 3U or 6U CompactPCI adapter that provides full duplex ATM connectivity at OC-3/STM-1 data rates for industrial and telecommunication systems.

•	iWARE® — a software development suite that complements the intelligent communications controllers. It offers an application programming interface for developers to develop applications on the Interphase communications controllers and provides software for various protocols to be run on the Interphase controllers.

Enterprise Network Products

Interphase enterprise products targeted for use in enterprise applications include the following:

•	454E SlotOptimizer™ (Combo) PMC Fast Ethernet Interface Card - a quad-port 10/100 Ethernet card enables slot conservation where high density Ethernet connectivity is required.

•	4526T PowerSAN™ PCI Fibre Channel Adapter - a 33Mhz PMC adapter which provides single port 1-Gbps Fibre Channel connectivity.

•	552C SlotOptimizer (Combo) PCI Storage Networking Adapter - a 64-bit PCI multifunction adapter card combining dual channel Ultra2 SCSI connectivity with two 10/100 Ethernet ports.

•	551E SlotOptimizer (Combo) Single-port Fast Ethernet Adapter — a 64-bit PCI adapter card with a Fast Ethernet interface.

•	554E SlotOptimizer (Combo) Quad-port Fast Ethernet Adapter — a 64-bit PCI adapter card that provides four independent full-duplex Fast Ethernet ports.

•	45NS PMC Network Security Acceleration Adapter — a PCI mezzanine card designed for IPSec processing acceleration for use in encryption and decryption of security protocols.

•	55NS PCI Network Security Acceleration Adapter - a PCI card designed for IPSec processing acceleration for use in encryption and decryption of security protocols.

New Product Development

As stated previously, the primary target markets for the Company’s products are characterized by those areas of a telecom network that can reduce cost for service providers (carriers), decrease their time to market for deployment of new and existing services and finally, preserve carriers’ prior network equipment investment. The economic downturn in the telecom business sector has motivated telecom service providers and network equipment providers (“NEPs”), to reexamine their areas of competitive value add and streamline their business operations. In particular, NEPs, and carriers as well, have been consolidating their product development and manufacturing groups, actions which generally lead to an increase in the use of off-the-shelf products, such as the products sold by Interphase. Consequently, the Company’s new product development is driven by a focus on providing NEPs with “off the shelf” designs built from emerging standards that improve the performance and reliability of standard designs, while continuing to offer greater speed to market. See the research and development discussion in the Results of Operations section of Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Enterprise/Private Network Initiatives

In the enterprise network segment, Interphase will invest product development resources into product additions to the existing security acceleration product line. These security modules are designed to work as co-processor resources for servers required to perform compute-intensive security encryption and decryption functions. Use of these security modules offloads host Central Processing Units (CPUs) of encryption/decryption processing burdens and therefore improves overall system performance. Based upon interest from customers in the currently-available 45NS and 55NS security products, new additions to this line are expected to offer customers even greater throughput by way of a newer, more powerful co-processor chipset. New generations of these products will be announced in early 2005.

Additionally, Interphase has enhanced its SlotOptimizer™ product line, a portfolio of products that enable maximized port density, enabling OEMs and enterprises alike to consolidate multiple network interfaces on to a single slot. The end result is conservative usage of system slots for network I/O and real estate preservation within the server chassis. The SlotOptimizer line will be expanded to include PMC architectures. With the addition of a variety of new PMC-based designs in 2004 and early 2005, maximized slot density solutions were brought to market for use with a broader set of system architectures, including CompactPCI, VersaModule-Eurocard (VME), and proprietary systems. This move is intended to broaden the list of suitable applications for the SlotOptimizer line to include carrier-grade and military uses in addition to a wide variety of enterprise networking applications.

Telecom Segment Initiatives

Interphase continues to build on its existing portfolio of telecom solutions by diversifying into an even broader set of capabilities. The Company continues to target three main carrier segments (via OEM channels) with the greatest opportunity for intelligent communications solutions including wireless, convergence/next generation public network equipment, and broadband network/telephony access. Expansion of the iSPAN and iNAV lines will continue in several ways, described below.

Migration to Pre-integrated Frameworks. Interphase has evolved from offering passive line interface modules to intelligent communications controllers in the last few years. In keeping with the same initiative, Interphase has made several pre-integrated frameworks available to customers. These solutions are generally a combination of multiple hardware and software modules which enable customers to spend less time and development resources for integrating their blade-level subsystems. This affords OEMs a better focus on their true core competencies (i.e. applications development), faster time to market, and a reduction in development costs. More of these frameworks, using a combination of Interphase products and partner components, are expected to become available in the coming year.

AdvancedTCA. The widely accepted telecom platform form factor, CompactPCI, is beginning to reach a performance peak, and NEPs and carriers alike are developing applications that are expected to outgrow the architecture. Vendors seeking to provide solutions with greater bandwidth, processing and board density, cooling abilities, and memory to meet the needs of next generation applications have initiated a new technology standard. Governed by the PICMG standards body, the PICMG 3.0 subcommittee has standardized the Advanced Telecom Computing Architecture (“AdvancedTCA” or “ATCA”) specification. Interphase is an active participant in this standards group, and it has developed two AdvancedTCA products to date with numerous products in development. In keeping with the blade-mezzanine solution strategy, Interphase is additionally developing ATCA-compliant PTMC Cards as well as a new generation of ATCA-specific mezzanine cards known as AdvancedMCs or AMCs. This new architecture has already begun acceptance by network OEMs, and full production units are expected to slowly replace CompactPCI systems in the next two to three years.

Appliances. Interphase has maintained a specialty in interworking multiple protocols and gateway-on-a-card technologies for several years and has begun to expand its product line upon this concept. The Company’s interworking solutions based on a single card (as opposed to previous methods requiring the use of multiple boards) have paved the way for compact, specialized appliances for bridging multiple protocols and routing communications traffic. The first product in this line of appliances, the iNAV 9200 Multiprotocol Gateway Appliance, is designed for bridging ATM and Ethernet protocols. Based on network processors, the 9200 offers numerous advantages to the network equipment OEMs and carriers alike, including improved performance, a hardware-based architecture (a substantial improvement in reliability and development time over software-based alternatives), reduced footprint, and significantly reduced cycles for applications development due to the pre-development of protocol software. Protocol interworking is a widespread practice throughout the public network, because it enables carriers to migrate existing infrastructures to next generation technologies without forklift upgrades. Convergence of voice and video is a common theme today and Interphase appliances provide a higher performing, more cost effective solution in specific convergence applications requiring simple protocol conversions. Building on this gateway solution, Interphase is developing enhanced specialty appliances for IP routing in broadband access environments where video services are being deployed to the end user. 2005 could be an exciting year for Interphase appliances as the telecom carrier video market is in its infancy and projected to be very large.

Industry Standards Participation

The Company has been engaged in the development of new products and the refinement of its existing products since its inception. Throughout its history, Interphase has been active in the formulation of industry standards sanctioned by groups such as PICMG and the AdvancedTCA subcommittee in particular, IEEE, ANSI, VME International Trade Association (VITA), Fast Ethernet Alliance, SCSI Committee, the LADDIS Group, ONC/NFS Consortium, and Storage Networking Interoperability Association (SNIA), and FC-Open (Fibre Channel) Consortium. Throughout 2004 and into 2005, Interphase has been and continues to be a very active member of the PICMG standards body particularly for AdvancedTCA. Additionally, the AMC mezzanine subcommittee will be hosting a variety of industry interoperability “plugfests” that Interphase will be heavily engaged in.

Marketing and Customers

The Company’s products are sold to network equipment OEMs for inclusion in embedded systems designed for use in carrier networks and enterprise data networks. These purchasers incorporate the Company’s products into proprietary or standards-based systems for resale to either telecom carriers directly, or in cases of enterprise equipment, to distributors, system integrators or Value Added Resellers (“VARs”), (which may add specially designed software) prior to resale to the enterprise end-users. Also, the Company sells products directly to sophisticated end-users such as the military.

During 2004, sales to Lucent Technologies and Hewlett Packard accounted for $12.6 million or 36% and $9.6 million or 27% of the Company’s consolidated revenues, respectively. During 2003, sales to Lucent Technologies and Hewlett Packard accounted for $13.5 million or 42% and $9.7 million or 30% of the Company’s consolidated revenues, respectively. During 2002, sales to Hewlett Packard and Lucent Technologies accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distribution partners. In addition to the Company’s headquarters in Plano, Texas; the Company has sales offices located in or near Boca Raton, Florida; Santa Clara, California; Minneapolis, Minnesota; Newark, New Jersey; Munich, Germany; Helsinki, Finland; Sydney, Australia; and Paris, France. The Company’s direct sales force markets products directly to key customers and support manufacturer’s representatives and the distribution channel. In addition, the Company has entered into distribution agreements with key national and international distribution partners located in countries in North America, Asia and Europe. See Note 13 of the accompanying notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.

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

The Company generally does not manufacture products to stock finished goods inventory, as substantially all of the Company’s production is dedicated to specific customer purchase orders. As a result, the Company has limited requirements to maintain significant finished goods inventories.

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

Employees

At December 31, 2004, the Company had 159 full-time employees, of which 40 were engaged in manufacturing and quality assurance, 60 in research and development, 34 in sales, sales support, customer service and marketing and 25 in general management and administration.

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

Competition

The Company’s competition includes vendors specifically dedicated to the enterprise I/O and telecommunication product markets. Most of the Company’s major OEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize off the shelf products for their product design. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share.

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

Technological Change and New Product Introductions

The market for the Company’s products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company’s future revenue will depend upon the Company’s ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design in of one of our products to actual production is 12 to 24 months. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in its products or their component parts, or the failure to achieve market acceptance for its products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Competition

The telecommunications, signaling and networking business is extremely competitive, and the Company faces competition from a number of established and emerging start-up companies both public and private. Many of the Company’s principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company’s products. Increased competition could result in significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for the Company’s products. The Company may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. The Company expects that competition will increase as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Dependence on Key Customers

While the Company enjoys a very good relationship with its customers, there can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Orders from our customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Customers typically do not enter into long-term volume purchase contracts with the Company, and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders or a delay in shipment of the Company’s products to such customers could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Design Wins

A design win occurs when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning approximately 12 to 24 months after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can delay or prevent the design win from reaching the production phase. The customer’s failure to bring their product to the production phase could have an adverse effect on the Company’s operating results, financial condition and cash flows.

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

Dependence on Third-Party Suppliers

Certain components used in the Company’s products are currently available to the Company from one or a limited number of sources. There can be no assurance that future supplies will be adequate for the Company’s needs or will be available on prices and terms acceptable to the Company. The Company’s inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect the Company’s gross margins, either of which could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Dependence on Internal Manufacturing

The Company manufactures its products at its Carrollton, Texas facility, and is currently in negotiations to establish alternative manufacturing capabilities through a third party in the event of a disaster in its current facility. If the Company is successful in establishing an alternative third-party contract manufacturer, there can be no assurance that the Company would be able to retain their services at the same costs that the Company currently enjoys. In the event of an interruption in production, the Company may not be able to deliver products on a timely basis, which could have a material adverse effect on the Company’s revenue and operating results. Although the Company currently has business interruption insurance and a disaster recovery plan to minimize the effect of the interruption, no assurances can be given that such insurance or recovery plan will adequately cover the Company’s lost business as a result of such an interruption.

Dependence on Proprietary Technology

The Company’s success depends partly upon certain proprietary technologies developed in its software. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company’s employees are subject to the Company’s employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others.

Although management believes that the Company’s products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, possibly resulting in costly litigation in which the Company may not ultimately prevail. Adverse determinations in such litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require that the Company seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

It may be necessary for the Company to obtain technology licenses from others due to the large number of patents in the computer networking industry and the rapid rate of issuance of new patents and new standards or to obtain important new technology. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Such delays or reductions in product shipments could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Dependence on Employees

The Company’s success depends on the continued contributions of its personnel and on its ability to attract and retain skilled employees. Changes in personnel could adversely affect the Company’s operating results, financial condition and cash flows.

Foreign Currency

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations (See Item 7A – Foreign Currency Risk).

The Company has Incurred Significant Losses in the Past

Although the Company posted net income of approximately $1.7 million for the year ended December 31, 2004, the Company has incurred net losses of approximately $769,000 for the year ended December 31, 2003, $8.4 million for the year ended December 31, 2002, and $9.6 million for the year ended December

31, 2001. As part of a broader strategic refocusing, the Company developed a strategy to end-of-life many of its legacy products in an effort to focus its resources on its new product lines. This strategy resulted in increased sales of legacy products in 2000, however legacy product revenues have consistently declined since. Management does not expect significant revenues from its legacy product lines in future periods. In order to sustain its profitability, the Company will need to generate higher revenues while containing costs and operating expenses. Management cannot be certain that the Company’s revenues will continue to grow or that the Company will achieve sufficient revenues to maintain profitability on a long-term, sustained basis.

The Company May Need More Working Capital to Fund Operations and Expand the Business

Management believes the Company’s current financial resources will be sufficient to meet the present working capital and capital expenditure requirements for the next twelve months. However, the Company may need to raise additional capital before this period ends to further:

•	fund research and development of new products beyond what is expected in 2005;

•	expand the Company’s product and service offerings beyond what is contemplated in 2005 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy the liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or increase the Company’s working capital line of credit. The sale of additional equity securities could result in additional dilution to the Company’s shareholders. From time to time, management expects to evaluate the acquisition of, or investment in businesses and technologies that complement the Company. Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, the Company’s ability to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures would be limited. This limitation could negatively impact the results of operations, financial condition and cash flows of the Company.

The Market Price of the Company’s Common Stock is Likely to Continue to be Volatile

The trading price of the Company’s common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. The Company’s common stock has historically had relatively small trading volumes. As a result, small transactions in the Company’s common stock can have a disproportionately large impact on the quoted price of the Company’s common stock.

2006 will be the First Year That the Company’s Internal Controls Over Financial Reporting Will be Audited by Our Independent Registered Public Accounting Firm in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 unless the Company becomes an accelerated filer in 2005.

The year ending December 31, 2006 will be the first year that the Company’s internal controls over financial reporting will be audited by the Company’s independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). However, if the Company becomes an accelerated filer in 2005 then the year ending December 31, 2005 will be the first year that the Company’s internal controls over financial reporting will be audited in accordance with Section 404. As a result of the ongoing interpretation of new guidance issued by the standards-setting community and the audit testing yet to be completed, the Company’s internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on the Company’s internal controls over financial reporting from the Company’s independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the Company’s stock.

ITEM 2. PROPERTIES

The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative, engineering and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices lease extends through the end of 2008 and the manufacturing and operations center lease extends through the end of 2005. The Company also leases a 3,000-square foot facility in Lisle, Illinois that supports an engineering laboratory. The Lisle, Illinois lease extends through October 2006. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that primarily supports an engineering team. The Chaville, France lease which the Company is in the process of renewing, expires in June 2005. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 1984, shares of the Company’s common stock have been traded on the Nasdaq National Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2004 and 2003 as reported by Nasdaq.

2004	High	Low
First Quarter	19.17	11.30
Second Quarter	12.67	8.36
Third Quarter	12.65	9.21
Fourth Quarter	10.22	6.70

2003	High	Low

First Quarter	4.25	3.17
Second Quarter	7.69	3.97
Third Quarter	10.58	6.50
Fourth Quarter	18.05	8.77

On March 10, 2005 there were approximately 56 shareholders of record of the Company’s common stock.

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

See Note 8 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder approved stock incentive plans.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and the notes thereto appearing elsewhere herein, as applicable.

It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes, for the years ended December 31, 2004, 2003, and 2002.

Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31
	2004	2003	2002	2001	2000

Revenue	$35,015	$32,490	$25,123	$28,732	$55,697

Gross margin	19,171	16,909	9,792	9,004	29,688

Research and development	8,033	7,719	7,005	7,757	10,359
Sales and marketing	6,107	6,929	5,991	6,812	10,731
General and administrative	3,675	3,547	3,285	3,759	4,824
Restructuring costs and other special charges	—	—	—	2,091	—
Goodwill impairment charge	—	—	—	2,350	—

Income (loss) from operations	1,356	(1,286)	(6,489)	(13,765)	3,774
Other, net	240	305	611	(20)	333

Income (loss) from continuing operations before income taxes	1,596	(981)	(5,878)	(13,785)	4,107
Income tax (benefit) provision	(122)	(212)	2,523	(4,213)	1,707
Income (loss) from continuing operations	1,718	(769)	(8,401)	(9,572)	2,400

Discontinued operations, net	—	—	—	—	571

Net income (loss)	$1,718	$(769)	$(8,401)	$(9,572)	$2,971

Income (loss) from continuing operations per share
Basic EPS	$0.30	$(0.14)	$(1.51)	$(1.68)	$0.41
Diluted EPS	$0.27	$(0.14)	$(1.51)	$(1.68)	$0.38
Net income (loss) income per share
Basic EPS	$0.30	$(0.14)	$(1.51)	$(1.68)	$0.51
Diluted EPS	$0.27	$(0.14)	$(1.51)	$(1.68)	$0.48
Weighted average common shares	5,719	5,544	5,551	5,705	5,805
Weighted average common and dilutive shares	6,312	5,544	5,551	5,705	6,237

Balance Sheet Data:
(In thousands)

	December 31,
	2004	2003	2002	2001	2000

Working capital	$26,450	$24,255	$24,254	$31,601	$37,502
Total assets	32,098	30,743	30,749	39,243	54,473
Total liabilities	7,310	7,930	7,931	7,323	12,534
Redeemable common stock	—	—	—	762	1,780
Shareholders’ equity	24,788	22,813	22,818	31,158	40,159

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Deferred revenue consists primarily of revenue from reseller arrangements, service revenue and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed.

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

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Valuing inventories at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. The Company has experienced significant changes in required reserves in the past due to changes in strategic direction, such as discontinuances of product lines as well as declining market conditions. It is possible that significant changes in this estimate may continue to occur in the future as market conditions change.

Long-Lived Assets: Property and Equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such determination is made in accordance with the applicable Generally Accepted Accounting Principles (“GAAP”) requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. All impairments are recognized in operating results when a permanent reduction in value occurs.

Tax Assessments: The Company is periodically engaged in various tax audits by federal and state governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings, if applicable.

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

CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Cost of sales	45.2%	48.0%	61.0%

Gross margin	54.8%	52.0%	39.0%

Research and development	22.9%	23.8%	27.9%
Sales and marketing	17.5%	21.3%	23.8%
General and administrative	10.5%	10.9%	13.1%

Income (loss) from operations	3.9%	(4.0)%	(25.8)%

Interest income, net	0.7%	0.7%	2.0%
Other income, net	0.0%	0.3%	0.4%

Income (loss) before income taxes	4.6%	(3.0)%	(23.4)%
Income tax (benefit) provision	(0.3)%	(0.6)%	10.0%

Net income (loss)	4.9%	(2.4)%	(33.4)%

OVERVIEW

During 2004, we recorded our second consecutive year of revenue growth and our first full year of profitable operations since 2000. As we continue to add value to our product offerings, through innovative new technologies, we have been able to improve our gross margin three consecutive years due to lower excess and obsolete inventory charges, improved product mix, improved manufacturing efficiencies and achieved reductions in material costs of certain product lines due to increased production volumes. Total operating expenses decreased slightly in 2004 compared to 2003 as we continued to manage resources very judiciously throughout the year.

The Company continues to enjoy a strong and extremely liquid balance sheet. Cash and securities increased to their highest year-end level in the Company’s history. Total liabilities decreased to their lowest levels since 1995 and working capital reached its highest level since 2001.

RESULTS OF OPERATIONS

Revenue: Total revenue for the years ended December 31, 2004, 2003 and 2002 were $35 million, $32.5 million and $25.1 million, respectively.

Revenue increased 8% in 2004 compared to 2003. This increase was primarily attributable to broadband telecom product revenue. Broadband telecom revenue increased approximately 13% to $20.2 million for the year ended December 31, 2004 compared to $17.8 million for the year ended December 31, 2003. This increase was partially offset by SlotOptimizer revenue which declined approximately 6% to $10.7 million for the year ended December 31, 2004 compared to $11.4 million for the year ended December 31, 2003. The Company anticipates that SlotOptimizer revenue will continue to decline as the product line ages. All other revenue, composed primarily of security, professional services and legacy networking and storage product lines, increased approximately 26% for the year ended December 31, 2004 to $4.1 million compared to $3.3 million for the year ended December 31, 2003. One of the Company’s major challenges in 2005 will be to replace the revenue impacted by our largest telecom customer migrating to a more cost effective Interphase controller board for their application. This migration makes for a more competitive solution offering which our customer will be selling in very price sensitive markets. Although we anticipate some volume growth due to this migration, we do not anticipate that growth to be sufficient enough to replace the revenue impacted by the transition. However, the company anticipates that revenue levels for 2005 will be comparable or higher as certain design wins from prior periods move into production and that customers will increase the part of product rollout.

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

Gross Margin: Gross margin as a percentage of sales for the years ended December 31, 2004, 2003 and 2002 was 55%, 52% and 39%, respectively. The increase in the gross margin percentage in 2004 compared to 2003 is partially due to a continued shift toward more complex, and thus, higher margin products. In addition, the Company’s excess and obsolete inventory charges decreased to $300,000 for the year ended December 31, 2004, compared to $700,000 for the year ended December 31, 2003. The Company also improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due to increased production volumes. The Company believes that pricing pressures in the industry may dampen gross margins in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.

The increase in the gross margin percentage in 2003 compared to 2002 is partially due to a continued shift in product mix toward more complex, and thus, higher margin products. In addition, the Company’s excess and obsolete inventory charges decreased to $700,000 for the year ended December 31, 2003, compared to $1.8 million for the year ended December 31, 2002.

Research and Development: The Company’s investment in the development of new products through research and development was $8.0 million, $7.7 million and $7.0 million in 2004, 2003 and 2002, respectively. As a percentage of revenue, research and development expenses were 23%, 24% and 28% for 2004, 2003 and 2002, respectively. The Company anticipates that spending on research and development will remain steady in 2005, except for fluctuations in currency exchange rates because much of the Company’s development expenses are associated with is engineering lab in France (see Item 7A – Foreign Currency Risk), as the Company continues to invest in development of our current and future products, however, the Company will continue to monitor the level of its investments concurrently with actual revenue results.

Research and development expenses increased $314,000 in 2004 compared to 2003. The increase in research and development expense primarily is due to foreign currency changes as the dollar dropped significantly in value relative to the Euro (see Item 7A – Foreign Currency Risk) partially offset by reduced general overhead spending as the Company continues to work toward keeping break even levels as low as possible. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development costs for the year.

Research and development expenses increased $714,000 in 2003 compared to 2002. Approximately 78% of the increase in research and development expenses year over year is due to foreign currency changes as the dollar dropped significantly in value relative to the Euro (see Item 7A – Foreign Currency Risk). The remaining portion of the increase is primarily due to an increase in the development of new Broadband telecom products. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development costs for the year.

Sales and Marketing: Sales and marketing expenses were $6.1 million, $6.9 million and $6.0 million in 2004, 2003 and 2002, respectively. As a percentage of revenue, sales and marketing expenses were 18%, 21% and 24% for 2004, 2003 and 2002, respectively.

Sales and marketing expense decreased $822,000 in 2004 compared to 2003. Approximately 82% of the decrease in sales and marketing expenses for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 related to a reduction in sales and marketing headcount related expenses, including contract labor and sales commissions. The remaining portion of the decrease primarily relates to reductions in advertising and promotional activities. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing while sales and marketing expenses decreased.

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

General and Administrative: General and administrative expenses were $3.7 million, $3.5 million and $3.3 million in 2004, 2003 and 2002, respectively. As a percentage of revenue, general and administrative expenses were 11%, 11% and 13% for 2004, 2003 and 2002, respectively.

General and administrative expenses increased $128,000 in 2004 compared to 2003. The increase in general and administrative expenses primarily relates to increased employee compensation including bonuses tied to increased revenues and profits.

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

Interest, Net: Interest income, net of interest expense, was $232,000, $226,000 and $517,000 in 2004, 2003 and 2002, respectively.

The decrease in interest income, net of interest expense in 2003 compared to 2002 is primarily due to lower cash levels during 2003 as well as lower investment rates of return.

Other Income, Net: Other income, net, was $8,000, $79,000 and $94,000 in 2004, 2003 and 2002, respectively.

Income Taxes: The Company’s effective income tax rates were (8%) in 2004, (22%) in 2003 and 43% in 2002.

The effective tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for its net deferred tax assets at December 31, 2004, 2003 and 2002.

During the first quarter of 2004, after conducting a thorough review of the Company’s Internal revenue Service (“IRS”) transcripts, the Company discovered that the IRS had not paid allowable interest on the refund from the IRS audit described below. As a result, the Company recognized a tax benefit of approximately $100,000 in 2004.

During the third quarter 2003, the IRS concluded a federal income tax audit of the Company related to the tax years 1996 through 2001. In addition, the French tax administration also concluded a tax audit of the Company’s French subsidiary covering the same periods resulting in a finding of no tax due. Due to the finalization of both tax audits, the Company recognized a benefit of approximately $245,000 during the year ended December 31, 2003. This benefit was partially offset by taxes on foreign income.

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

Net Income (Loss): The Company reported net income of $1.7 million for the twelve months ended December 31, 2004. The Company reported a net loss of $769,000 in 2003 and $8.4 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

During 2004 the Company purchased approximately $14.0 million in marketable securities, which decreased cash and cash equivalents by $9.3 million for the year ended December 31, 2004. Cash and cash equivalents increased $4.3 million for the year ended December 31, 2003 and decreased $558,000 for the year ended December 31, 2002. Cash flows are impacted by operating, investing and financing activities.

Operating Activities: Trends in cash flows from operating activities for 2004, 2003 and 2002, are generally similar to the trends in the Company’s earnings except for noncash realized holding period loss on marketable securities, provision for uncollectible accounts and returns, provision for excess and obsolete inventory, depreciation and amortization and deferred income taxes. Cash provided by operating activities totaled $1.5 million, $385,000 and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, compared to net income of $1.7 million, a net loss of $769,000 and a net loss of $8.4 million in 2004, 2003 and 2002, respectively. The Company incurred noncash realized holding period losses on marketable securities in 2002 related to the other than temporary impairment of certain marketable securities received in the sale of the Company’s Voice Over Internet Protocol (“VOIP”) business. Provisions for uncollectible accounts and returns decreased during all three years due to the reduction in accounts receivable, an increased focus on credit evaluation and improved returns experience. Provision for excess and obsolete inventories has decreased in 2004 and 2003. Depreciation and amortization decreased slightly in 2004. Deferred income taxes decreased in 2002, due to the establishment of a full valuation allowance for the Company’s domestic deferred tax assets (See Note 5 to the consolidated financial statements).

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: The Company’s investing activities resulted in a net cash use of $11.3 million, $484,000 and $1.8 million in 2004, 2003 and 2002, respectively. Cash used in investing activities in each of the three years related principally to additions to property and equipment, capitalized software and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software in each of the three years focused on the manufacturing, sales and engineering functions of the Company. The expenditures in 2004 were focused on software and equipment purchases for the sales, engineering and information technology functions of the Company. The expenditures in 2003 related primarily to manufacturing equipment and capitalized software used in the engineering and sales functions. Expenditures in 2002 related primarily to leasehold improvements made to the Company’s new corporate offices and manufacturing facility and to the purchase of new manufacturing equipment which utilizes new technologies and increases automation of the manufacturing process to provide improved productivity and efficiency. Purchases of marketable securities significantly increased to $14.0 million in 2004 compared to $1.7 million in 2003 as the Company adjusted its investment strategy in 2004. Proceeds from the sale of marketable securities increased slightly and was $3.3 million in 2004 compared to $2.1 million in 2003.

Financing Activities: Net cash provided by financing activities totaled $422,000 for the year ended December 31, 2004 and $4.4 million for the year ended December 31, 2003. Net cash used by financing activities totaled $783,000 for the year ended December 31, 2002. Cash provided by financing activities in 2004 is comprised of $422,000 in proceeds from the exercise of stock options. Cash provided by financing activities in 2003 includes the removal of $3.5 million of restrictions on cash in 2003 and $931,000 in proceeds from the exercise of stock options due to the increase in stock option exercises as a result of the Company’s increased stock price during the second half of 2003. Cash used from financing activities in 2002 includes the purchase of redeemable common stock of $762,000 and the purchase of common stock of $21,000.

Commitments

At December 31, 2004, the Company had no material commitments to purchase capital assets, however, planned capital expenditures for 2005 are estimated at approximately $1.0 million, the majority of which relate to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations are its operating leases on its facilities and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2005.

The following table summarizes the Company’s future contractual obligations and payment commitments as of December 31, 2004.

Contractual Obligation	2005	2006	2007	2008	Total

Operating leases (1)	$604	$410	$403	$411	$1,828
Long-term debt (2,3)	$123	$123	$3,571	—	$3,817

Total	$727	$533	$3,974	$411	$5,645

(1)	The Company leases its facilities under non-cancelable operating leases with the longest terms extending to December 2008.

(2)	At December 31, 2004, the Company had borrowings of $3.5 million under a $5 million revolving credit facility with a bank. The revolving credit facility matures on July 31, 2007 and is secured throughout the term of the credit facility by marketable securities.

(3)	The Company incurs interest expense on the borrowings from the revolving credit facility at a rate of LIBOR + 1% (3.5% at December 31, 2004). The Company used the 3.5% rate to estimate interest expense for 2005 through July 2007. The interest expense estimate is $123,000, $123,000 and $71,000 for years 2005, 2006 and 2007, respectively.

Contingencies

The Company has agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units is insignificant. However, the Company has estimated that other costs including shipping related charges and installation related charges could be more significant. The Company has estimated that the range of the potential liability is between approximately $225,000 and $650,000 but cannot determine an amount within that range which is more likely than another. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 14 “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company has recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at December 31, 2004.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet the Company’s liquidity needs for working capital, capital expenditures and debt services. To the extent that the Company’s actual operating results or other developments differ from the Company’s expectations, Interphase’s liquidity could be adversely affected.

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

Recently Issued Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received in 2005 from controlled foreign corporations. Because certain details in the new law lack clarification, and the impact of the special dividend received deduction to the Company is dependent, in part, on the Company’s 2005 foreign and domestic taxable income, the Company has not yet determined whether it will benefit from the new law. In 2005, the Company plans to evaluate both clarifying guidance on the new law from the Internal Revenue Service and its year-to-date taxable income activity to determine the level of benefit, if any, the Company will derive from the special dividend received deduction.

Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. NOL carryforwards.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the statement may have on its financial statements.

In December 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently assessing the impact, if any, of the adoption of the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which amends APB Opinion No. 29. The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this statement will have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for a charge of approximately $1.1 million and $595,000 for the years ended December 31, 2004 and 2003, respectively. The Euro to U.S. Dollar translation accounted for a benefit of $255,000 for the year ended December 31, 2002.

Market Price Risk

In 2002 the Company maintained a minority equity investment in a publicly traded company and recorded a net after tax loss on this investment of $20,000 thus eliminating the Company’s investment. The Company has no equity hedge contracts outstanding as of December 31, 2004 or December 31, 2003.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2004. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2004. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1%, in the fair value of our available-for-sale securities at December 31, 2003.

The Company’s credit facility, bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). In an effort to mitigate interest rate fluxations the Company typically locks in the rate under one year agreements. The current agreement which expires in October 2005 is at 3.5% (LIBOR + 1%). A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $32,000.

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

Changes in Internal Controls

The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation by the Company’s CEO and CFO, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2005, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2005, which is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct, which applies to all of its employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

See information regarding executive compensation under the heading “Executive Compensation” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2005, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2005, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See information regarding certain relationships and related transactions under the headings “Principal Shareholders” and “Certain Related Transactions” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2005, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See information regarding principal accountant fees and services under the heading “Relationship with Independent Public Accountants” of the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2005, which is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) Financial Statements and Schedules.

Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.

     (3) Exhibits.

Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPHASE CORPORATION
Date: March 18, 2005	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2005.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Interphase Corporation

We have audited the accompanying consolidated balance sheet of Interphase Corporation and subsidiaries (the Company) as of December 31, 2004 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2004, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Interphase Corporation:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Interphase Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 5, 2004

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003

ASSETS

Cash and cash equivalents	$4,928	$14,204
Marketable securities	15,585	5,047
Trade accounts receivable, less allowances of $141 and $194, respectively	4,976	5,634
Inventories	3,509	2,961
Prepaid expenses and other current assets	956	751
Income taxes receivable	246	—

Total current assets	30,200	28,597

Machinery and equipment	6,170	5,626
Leasehold improvements	377	392
Furniture and fixtures	572	560

	7,119	6,578
Less-accumulated depreciation and amortization	(5,729)	(5,018)

Total property and equipment, net	1,390	1,560

Capitalized software, net	310	355
Other assets	198	231

Total assets	$32,098	$30,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$529	$1,106
Deferred revenue	244	373
Accrued liabilities	1,423	1,684
Accrued compensation	1,554	1,179

Total current liabilities	3,750	4,342

Deferred lease obligations	60	88
Long term debt	3,500	3,500

Total liabilities	7,310	7,930

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 5,750,824 and 5,680,179 shares issued and outstanding, respectively	575	568
Additional paid in capital	38,633	38,218
Retained deficit	(13,846)	(15,564)
Cumulative other comprehensive loss	(574)	(409)

Total shareholders’ equity	24,788	22,813

Total liabilities and shareholders’ equity	$32,098	$30,743

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002

Revenues	$35,015	$32,490	$25,123
Cost of sales	15,844	15,581	15,331

Gross margin	19,171	16,909	9,792

Research and development	8,033	7,719	7,005
Sales and marketing	6,107	6,929	5,991
General and administrative	3,675	3,547	3,285

Total operating expenses	17,815	18,195	16,281

Income (loss) from operations	1,356	(1,286)	(6,489)

Interest income, net	232	226	517
Other income, net	8	79	94

Income (loss) before income tax	1,596	(981)	(5,878)

Income tax (benefit) provision	(122)	(212)	2,523

Net income (loss)	$1,718	$(769)	$(8,401)

Net income (loss) per share:
Basic EPS	$0.30	$(0.14)	$(1.51)

Diluted EPS	$0.27	$(0.14)	$(1.51)

Weighted average common shares	5,719	5,544	5,551

Weighted average common and dilutive shares	6,312	5,544	5,551

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Cumulative
			Additional	Retained	Other
	Common Stock		Paid in	Earnings	Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)

Balance at December 31, 2001	5,518	$552	$37,324	$(6,394)	$(324)	$31,158

Stock repurchase	(4)	(1)	(20)	—	—	(21)

Comprehensive income:
Foreign currency translation	—	—	—	—	32	32	32
Unrealized holding period gain	—	—	—	—	50	50	50

Net loss	—	—	—	(8,401)	—	(8,401)	(8,401)

Total comprehensive loss	—	—	—	—	—	—	$(8,319)

Balance at December 31, 2002	5,514	$551	$37,304	$(14,795)	$(242)	$22,818

Option exercises	166	17	914	—	—	931

Comprehensive loss:
Foreign currency translation	—	—	—	—	(46)	(46)	(46)
Unrealized holding period loss	—	—	—	—	(121)	(121)	(121)

Net loss	—	—	—	(769)	—	(769)	(769)

Total comprehensive loss	—	—	—	—	—	—	$(936)

Balance at December 31, 2003	5,680	$568	$38,218	$(15,564)	$(409)	$22,813

Option exercises	71	7	415	—	—	422

Comprehensive income (loss):
Foreign currency translation	—	—	—	—	21	21	21
Unrealized holding period loss	—	—	—	—	(186)	(186)	(186)

Net income	—	—	—	1,718		1,718	1,718

Total comprehensive income	—	—	—	—	—	—	$1,553

Balance at December 31, 2004	5,751	$575	$38,633	$(13,846)	$(574)	$24,788

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,718	$(769)	$(8,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash realized holding period loss on marketable securities	—	—	20
Provision for uncollectible accounts and returns	(3)	(42)	(77)
Provision for excess and obsolete inventories	300	700	1,849
Depreciation and amortization	788	902	845
Deferred income taxes	—	—	4,009
Change in assets and liabilities:
Trade accounts receivable	661	91	(558)
Inventories	(848)	(540)	1,685
Prepaid expenses and other current assets	(187)	(62)	(185)
Income taxes receivable	(246)	247	2,229
Other assets	44	1	(25)
Accounts payable, deferred revenue and accrued liabilities	(976)	(183)	638
Accrued compensation	309	37	(252)
Deferred lease obligations	(28)	3	85

Net adjustments	(186)	1,154	10,263

Net cash provided by operating activities	1,532	385	1,862

Cash flows from investing activities:
Purchase of property and equipment	(454)	(504)	(1,448)
Purchase of capitalized software	(86)	(329)	(34)
Proceeds from the sale of marketable securities	3,322	2,068	2,219
Purchases of marketable securities, net of unrealized holding period gain or loss	(14,047)	(1,719)	(2,491)

Net cash used in investing activities	(11,265)	(484)	(1,754)

Cash flows from financing activities:
Decrease in restricted cash	—	3,500	—
Purchase of redeemable common stock	—	—	(762)
Purchase of common stock	—	—	(21)
Proceeds from the excerise of stock options	422	931	—
Repayment of long-term debt	—	(3,500)	—
Borrowings under new revolving credit facility	—	3,500	—

Net cash provided by (used in) financing activities	422	4,431	(783)

Effect of exchange rate changes on cash and cash equivalents	35	15	117

Net (decrease) increase in cash and cash equivalents	(9,276)	4,347	(558)
Cash and cash equivalents at beginning of year	14,204	9,857	10,415

Cash and cash equivalents at end of year	$4,928	$14,204	$9,857

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—	$22
Interest paid	$111	$72	$88

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and computer systems to Wide Area Networks (WANs), Local Area Networks (LANS), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and multi-protocol interworking technologies. See Note 13 for information regarding the Company’s revenues related to North America and foreign countries.

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

Marketable Securities: Investments in debt and equity securities are classified as available for sale with unrealized holding gains and losses reported in other comprehensive income. Gains and losses from securities are calculated using the specific identification method. Management determines the appropriate classification of securities at the time of purchase. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operation.

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

	Balance at		Write-offs,	Balance
	Beginning	Charged to	Net of	at End
Year Ended:	of Period	(Income) Expense	Recoveries	of Period

December 31, 2004	$89	$9	$(62)	$36
December 31, 2003	30	53	6	89
December 31, 2002	170	(77)	(63)	30

Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2004, 2003 and 2002, the allowance for returns was $105,000, $105,000, and $200,000 respectively maintained as a reduction to accounts receivable.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2004	2003

Raw Materials	$1,818	$1,907
Work-in-Process	747	745
Finished Goods	944	309

Total	$3,509	$2,961

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

Year ended December 31:	Depreciation Expense

2004	$656
2003	$721
2002	$671

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5years
Leasehold improvements	Term of the respective leases (up to 3 years)
Furniture and fixtures	3-10years

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

Year ended December 31:	Amortization expense	Accumulated Amortization

2004	$132	$2,429
2003	$181	$2,268
2002	$174	$2,190

Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller agreements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Deferred revenue consists primarily of revenue from reseller arrangements, service revenue and certain arrangements with extended payment terms. Revenue from extended payment terms is recognized in the period the payment becomes due if all other revenue recognition criteria have been met. Service revenue is recognized as the services are performed.

Revenue derived from the development and installation of highly customized software packages under a professional services contract is recognized on a percentage of completion basis measured by the relationship of hours worked to total estimated contract hours and the costs incurred as of the date of measurement. The Company follows this method since reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contacts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. If estimates were to indicate that a loss would be incurred on a contract upon completion, a provision for the expected loss would be recorded in the period in which the loss became evident.

At December 31, 2004, the Company had recognized revenue of approximately $549,000 and had deferred revenue of $51,000 related to a fixed price contract to provide services at a price of approximately $800,000.

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

Concentration of Credit Risks: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company’s sales have been to original equipment manufacturers of computer systems or telecommunication networks. The Company conducts credit evaluations of its customers’ financial condition and limits the amount of trade credit extended when necessary.

Research and Development: Research and development costs are charged to expense as incurred.

Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $14,000, $156,000 and $102,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in cumulative other comprehensive loss and includes unrealized gains and losses excluded from the consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

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

	Years ended December 31,
	2004	2003	2002

Net income (loss) as reported	1,718	(769)	(8,401)
Add: APB 25 expense	—	—	—
Less: Total stock based employee compensation expense determined under fair value methods for all awards	(1,863)	(2,084)	(4,192)

Pro forma net (loss)	(145)	(2,853)	(12,593)
Income (loss) per common share:
As reported — basic	$0.30	$(0.14)	$(1.51)

Pro forma — basic	$(0.03)	$(0.53)	$(2.88)

As reported — diluted	$0.27	$(0.14)	$(1.51)

Pro forma — diluted	$(0.03)	$(0.53)	$(2.88)

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

2. MARKETABLE SECURITIES

Marketable securities primarily consist of investments in debt securities. As of December 31, 2004 the fair market value of marketable securities was $15.6 million, of which $9.3 million matures in one year or less, $6.3 million matures in one to five years. As of December 31, 2003 the fair market value of marketable securities was $5.0 million, of which $1.2 million matures in one year or less, $3.8 million matures in one to five years. The Company recorded charges due to the other than temporary impairment of certain marketable securities received in the sale of the Company’s VOIP business of $20,000 in 2002. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized loss with respect to certain available-for-

sale securities of $186,000 and $121,000 in 2004 and 2003 respectively and an unrealized gain of $50,000 in 2002.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	2004	2003

Accrued audit fees	$170	$125
Loss contingency	225	—
Accrued outside commissions	15	191
Accrued property tax	56	185
Accrued other	957	1,183

	$1,423	$1,684

4. CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility with a maturity date of July 31, 2007 and interest rate of LIBOR plus 1.0% (3.5% at December 31, 2004). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

5. INCOME TAXES

The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2004	2003	2002

Current benefit	$(122)	$(212)	$(1,486)
Deferred provision	—	—	4,009

Income tax (benefit) expense	$(122)	$(212)	$2,523

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2004 and 2003, are presented as follows (in thousands):

	Year ended December 31,
	2004	2003

Current deferred tax assets:
Inventory	$1,249	$1,278
Accounts receivable	14	34
Deferred revenue	34	46
Other accruals	610	510

Total current deferred tax assets	$1,907	$1,868

Noncurrent deferred tax assets, net:
Assets:
Depreciation	$4	$191
Amortization	433	496
Net operating loss	4,169	3,844

Total noncurrent deferred tax assets, net	$4,606	$4,531

Valuation allowance for deferred tax assets	(6,513)	(6,399)

Deferred tax assets, net of valuation allowance	$-	$—

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

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of a review undertaken at December 31, 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company continues to maintain a valuation allowance on all of the net deferred tax assets. Until an appropriate level of profitability is sustained, the Company expects to continue to maintain a valuation allowance on substantially all of the future tax benefits and does not expect to recognize any significant tax benefits in future results of operations. At December 31, 2004, the amount of valuation allowance is approximately $6.5 million. Approximately $500,000 of this total, if reversed, would be allocated directly to additional paid-in capital as it relates to non-qualified stock option deductions.

During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on the refund from the IRS audit described below. As a result, the Company recognized a tax benefit of approximately $100,000 in 2004.

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

The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

	Year ended December 31,
	2004	2003	2002

Income taxes at statutory rate	$543	$(334)	$(1,999)
Benefit of foreign tax loss carry-forward	—	—	(383)
Benefit for French research and development tax credit	(144)	—	—

Benefit recorded for favorable outcome of tax audits	(102)	(245)	—

French permanent items	(133)	(292)	—
Extraterritorial income exclusion benefit	(389)	(386)
Other	(11)	—	39
Change in valuation allowance	114	1,045	4,866

(Benefit) provision for income taxes	$(122)	$(212)	$2,523

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11.7 million, $1.6 million of which are related to non-qualified stock option deductions. These net operating loss carryforwards will begin to expire in 2022. A valuation allowance against the entire net operating loss carryforward has been established as the realizability of this asset is uncertain.

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

6. EXIT ACTIVITIES

During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities, the lease was scheduled to expire during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it was determined that the facility would not be needed for such uses and the Company began pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of 2003, classified as operating expenses, related to net termination costs associated with the lease of the facility. In May 2004, the Company entered into a sublease termination agreement with the landlord of the leased facility resulting in an additional charge of approximately $42,000. A reconciliation showing the changes to the liability account during 2004 is as follows (in thousands):

Liability at December 31, 2002	$—
Exit plan net termination costs	109
Rent payments	(78)
Cost of not subleasing	45

Liability at December 31, 2003	$76

Exit plan net termination costs	(178)
Rent payments	60
Cost of not subleasing	42

Liability at December 31, 2004	$—

Total costs to date	$256

7. EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002

Basic income (loss) per share:
Net income (loss)	$1,718	$(769)	$(8,401)
Weighted average common shares outstanding	5,719	5,544	5,551
Basic income (loss) per share	$0.30	$(0.14)	$(1.51)

Diluted income (loss) per share:
Net income (loss)	$1,718	$(769)	$(8,401)
Weighted average common shares outstanding	5,719	5,544	5,551
Dilutive stock options	593	—	—

Weighted average common shares outstanding – assuming dilution	6,312	5,544	5,551

Diluted income (loss) per share	$0.27	$(0.14)	$(1.51)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	808	1,199	2,091

8. COMMON STOCK

2004 Long-Term Stock Incentive Plan: The Interphase Corporation Amended and Restated Stock Option Plan and the Interphase Corporation Directors Stock Option Plan have been collectively amended and restated as the “Interphase Corporation 2004 Long-Term Stock Incentive Plan”, effective May 5, 2004. Options granted under the separate plans prior to the effective date shall be subject to the terms and conditions of the separate plans in effect with respect to such options prior to the effective date and awards granted after the effective date shall be subject to the terms and conditions of the 2004 Long-Term Stock Incentive Plan. Awards granted under this plan may be (a) incentive stock options, (b) non-qualified stock options, (c) bonus stock awards, (d) stock appreciation rights, (e) performance share awards and performance unit awards, (f) phantom stock awards, and (g) any other type of award established by the committee which is consistent with the Plan’s purposes, as designated at the time of grant. The total amount of Common Stock with respect to which awards may be granted under the Plan is 5,250,000 shares.

Amended and Restated Stock Option Plan: The exercise price of the incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board of Directors. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a five-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a three-year period from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

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

Amended and Restated Director Stock Option Plan: Stock option grants pursuant to the directors’ plan will vest in one year and have a term of ten years. The exercise prices related to these options are equal to the market value of the Company’s stock on the date of grant.

The following table summarizes the combined transactions under the all of the plans (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price

Balance, December 31, 2001	2,095	$10.38

Granted	402	4.71
Exercised	—	—
Canceled	(82)	8.78

Balance, December 31, 2002	2,415	9.49

Granted	413	6.25
Exercised	(166)	5.61
Canceled	(84)	10.66

Balance, December 31, 2003	2,578	9.18

Granted	226	10.84
Exercised	(71)	5.97
Canceled	(79)	10.92

Balance, December 31, 2004	2,654	9.35

Exercisable at December 31, 2004	2,095	$9.75

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2004 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding at	Contractual Life	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	12/31/04	(years)	Price	12/31/04	Price

$3.09-$4.60	323	6.94	$4.21	304	$4.24
$4.65-$6.50	718	7.17	5.59	421	5.57
$7.20-$10.63	786	5.42	8.19	739	8.18
$11.25-$16.44	498	6.97	12.86	303	13.69
$17.25-$24.06	318	4.96	19.75	317	19.76
$25.88-$31.00	11	4.93	30.53	11	30.53

Total	2,654	6.31	$9.35	2,095	$9.75

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2004, 2003 and 2002:

	2004	2003	2002

Weighted average risk free interest rates	2.39%	2.36%	3.51%
Weighted average life (in years)	4.10	3.87	6.81
Volatility	88%	130%	160%
Expected dividend yield	—	—	—
Weighted average grant-date fair value per share of options granted	$6.99	$5.02	$4.54

9. RELATED PARTY TRANSACTIONS

The Company paid approximately $104,000, $68,000 and $146,000 for the years ended December 31, 2004, 2003 and 2002, respectively to certain outside directors of the Company or their firms for professional services. The Company believes the terms were equivalent to those of unrelated parties.

10. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% of the first 6% of the employee’s contributions up to a maximum of $6,150 per employee for the year ended December 31, 2004. The total expense under this plan was $295,000, $270,000 and $261,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company offers no post-retirement or post-employment benefits.

11. OTHER FINANCIAL INFORMATION

Major Customers: During 2004, sales to Lucent Technologies and Hewlett Packard accounted for $12.6 million or 36% and $9.6 million or 27% of the Company’s consolidated revenues, respectively. During 2003, sales to Lucent Technologies and Hewlett Packard accounted for $13.5 million or 42% and $9.7 million or 30% of the Company’s consolidated revenues, respectively. During 2002, sales to Hewlett Packard and Lucent Technologies accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2004, was approximately $1.4 million due from Hewlett Packard, approximately $710,000 due from Lucent Technologies and approximately $660,000 due from Macnica Networks Corporation. Included in accounts receivable at December 31, 2003, was approximately $2.5 million due from Lucent Technologies and approximately $1.2 million due from Hewlett Packard. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to December of 2008. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2004, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Commitments

Year ending December 31:
2005	$604
2006	$410
2007	$403
2008	$411

Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2004	$791
2003	$932
2002	$1,336

Contingencies: The Company has agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units is insignificant. However, the Company has estimated that other costs including shipping related charges and installation related charges could be more significant. The Company has estimated that the range of the potential liability is between approximately $225,000 and $650,000 but cannot determine an amount within that range which is more likely than another. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 14 “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company has recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at December 31, 2004.

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received in 2005 from controlled foreign corporations. Because certain details in the new law lack clarification, and the impact of the special dividend received deduction to the Company is dependent, in part, on the Company’s 2005 foreign and domestic taxable income, the Company has not yet determined whether it will benefit from the new law. In 2005, the Company plans to evaluate both clarifying guidance on the new law from the Internal Revenue Service and its year-to-date taxable income activity to determine the level of benefit, if any, the Company will derive from the special dividend received deduction.

Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. NOL carryforwards.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the statement may have on its financial statements.

In December 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently assessing the impact, if any, of the adoption of the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29. The guidance in APB 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this statement will have a material impact on our financial statements.

13. SEGMENT DATA

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

Geographic long lived assets and revenue related to North America and foreign countries as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is as follows
(in thousands):

Long Lived Assets	2004	2003

North America	$1,321	$1,639
Europe	379	276

Total	$1,700	$1,915

Revenues	2004	2003	2002

North America	$21,049	$23,037	$18,525
Europe	8,528	4,312	4,011
Pacific Rim	5,438	5,141	2,587

Total	$35,015	$32,490	$25,123

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2004	2003	2002

Broadband telecom	$20,151	$17,773	$11,767
SlotOptimizer	10,713	11,422	8,589
LAN	1,088	1,368	2,027
Storage	814	522	1,505
WAN	188	152	167
Other	2,061	1,253	1,068

Total	$35,015	$32,490	$25,123

14. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2004 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$9,198	$10,129	$8,294	$7,394
Gross margin	4,903	5,613	4,666	3,989
Income (loss) before income taxes	218	1,134	525	(281)
Net income (loss)	275	1,095	500	(152)
Earnings per share: (loss)
Basic EPS	$0.05	$0.19	$0.09	$(0.03)

Diluted EPS	$0.04	$0.18	$0.08	$(0.03)

Quarterly results of operations for 2003 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$7,513	$7,357	$8,571	$9,049
Gross margin	3,791	3,696	4,479	4,943
(Loss) income before income taxes	(769)	(578)	146	220
Net (loss) income	(826)	(521)	366	212
Earnings per share: (loss)
Basic EPS	$(0.15)	$(0.09)	$0.07	$0.04

Diluted EPS	$(0.15)	$(0.09)	$0.06	$0.03

Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS

Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (10)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (12)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (11)

10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto. (9)

10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. (10)

10 (c)	Registrant’s United Kingdom Incentive Stock Option Sub-Plan. (3)

10 (d)	Stock Purchase Warrant issued to Motorola, Inc. (4)

10 (e)	Lease on Dallas facility. (5)

10 (f)	Directors Stock Option Plan and Amendment No. 1 thereto. (6)

10 (g)	Directors Stock Option Plan Amendment No. 2. (10)

10 (h )	Loan Agreement between Interphase Corporation and BankOne Texas, N.A. (8)

10 (i)	Purchase Agreement between Interphase Corporation and Cisco Systems Inc. (9)

10 (j)	Motorola Stock Repurchase Agreement. (2)

10 (k)	Registrant’s France Incentive Stock Option Sub-Plan. (12)

10 (l)	Sublease on Plano facility. (12)

10 (m)	Credit Agreement between Interphase Corporation and Bank One, NA. (12)

10 (n)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (13)

10 (o)	Lease on Facility at 2105 Luna Road, Carrolton, Texas. (13)

10 (p)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (16)

16 (a)	Letter regarding change in certifying accountant. (15)

21 (a)	Subsidiaries of the Registrant. (14)

23 (a)	Consent of Independent Registered Public Accounting Firm. (16)

23 (b)	Consent of Independent Registered Public Accounting Firm. (16)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (16)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (16)

32 (a)	Section 1350 Certification. (16)

32 (b)	Section 1350 Certification. (16)

E-1

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 8-K on October 4, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit to Form 8-K on September 13, 2004, and incorporated herein by reference.

(16)	Filed herein.

E-2