Form 10-Q
period 2005-03-31
INTERPHASE CORP
filed 2005-05-11
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005	Commission File Number 0-13071

INTERPHASE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-1549797
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

Parkway Centre I
2901 North Dallas Parkway, Suite 200
Plano, Texas 75093
(Address of Principal Executive Offices)

(214)-654-5000
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005

Common Stock, $.10 par value	5,752,324

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$5,026	$4,928
Marketable securities	15,173	15,585
Trade accounts receivable, less allowances of $147 and $141, respectively	4,305	4,976
Inventories	4,251	3,509
Prepaid expenses and other current assets	804	956
Income taxes receivable	60	246

Total current assets	29,619	30,200

Machinery and equipment	6,121	6,170
Leasehold improvements	374	377
Furniture and fixtures	563	572

	7,058	7,119
Less-accumulated depreciation and amortization	(5,847)	(5,729)

Total property and equipment, net	1,211	1,390

Capitalized software, net	294	310
Other assets	190	198

Total assets	$31,314	$32,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$471	$529
Deferred revenue	202	244
Accrued liabilities	1,006	1,423
Accrued compensation	1,160	1,554

Total current liabilities	2,839	3,750

Deferred lease obligations	64	60
Long-term debt	3,500	3,500

Total liabilities	6,403	7,310

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,750,824 and 5,750,824 shares issued and outstanding, respectively	575	575
Additional paid in capital	38,633	38,633
Retained deficit	(13,691)	(13,846)
Cumulative other comprehensive loss	(606)	(574)

Total shareholders’ equity	24,911	24,788

Total liabilities and shareholders’ equity	$31,314	$32,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004

Revenues	$8,780	$9,198
Cost of sales	4,028	4,295

Gross margin	4,752	4,903

Research and development	2,169	2,097
Sales and marketing	1,518	1,592
General and administrative	946	1,027

Total operating expenses	4,633	4,716

Income from operations	119	187

Interest income, net	76	28
Other (expense) income, net	(4)	3

Income before income tax	191	218

Income tax provision (benefit)	36	(57)

Net income	$155	$275

Net income per share:
Basic EPS	$0.03	$0.05

Diluted EPS	$0.03	$0.04

Weighted average common shares	5,751	5,695

Weighted average common and dilutive shares	5,992	6,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$155	$275
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts and returns	17	—
Provision for excess and obsolete inventories	100	100
Depreciation and amortization	197	202
Change in assets and liabilities:
Trade accounts receivable	654	1,388
Inventories	(842)	127
Prepaid expenses and other current assets	147	(304)
Income taxes receivable	179	(102)
Other assets	1	1
Accounts payable, deferred revenue and accrued liabilities	(511)	164
Accrued compensation	(349)	72
Deferred lease obligations	4	(11)

Net cash (used in) provided by operating activities	(248)	1,912

Cash flows from investing activities:
Purchase of property and equipment	(7)	(155)
Purchase of capitalized software	(14)	(58)
Proceeds from the sale of marketable securities	2,349	286
Purchase of marketable securities, net of unrealized holding period gain or loss	(1,971)	—

Net cash provided by investing activities	357	73

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	111

Net cash provided by financing activities	—	111

Effect of exchange rate changes on cash and cash equivalents	(11)	9
Net increase in cash and cash equivalents	98	2,105
Cash and cash equivalents at beginning of period	4,928	14,204

Cash and cash equivalents at end of period	$5,026	$16,309

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

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.”

While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS No. 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004

Net income as reported	$155	$275
Add: APB 25 expense, net of related tax effects	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(360)	(442)

Pro forma net loss	$(205)	$(167)

Earnings (loss) per common share:
As reported – basic	$0.03	$0.05

Pro forma – basic	$(0.04)	$(0.03)

As reported – diluted	$0.03	$0.04

Pro forma – diluted	$(0.04)	$(0.03)

NOTE 2. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2005	December 31, 2004

Raw materials	$2,687	$1,818
Work-in-process	939	747
Finished goods	625	944

Total	$4,251	$3,509

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. - DEFERRED TAXES

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.

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

NOTE 4. – LOSS CONTINGENCY

In 2004, the Company agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units was insignificant. However, the Company estimated that other costs including shipping related charges and installation related charges could be more significant. The Company had estimated that the range of the potential liability was between approximately $225,000 and $650,000 but could not determine an amount within that range which was more likely than another. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company had recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at December 31, 2004.

During the first quarter of 2005, the Company completed the transaction described above resulting in a total cost of $300,000. As noted above, the Company had previously recorded a liability in the amount of $225,000, therefore, the Company recorded an additional charge of $75,000 in cost of sales during the three months ended March 31, 2005.

NOTE 5. - CREDIT FACILITY

The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2007 and interest rate of LIBOR plus 1.0% (3.5% at March 31, 2005). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

NOTE 6. - COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income (in thousands):

	Three months ended
	March 31,
	2005	2004

Net income	$155	$275
Other comprehensive income (loss):
Unrealized holding loss arising during period, net of tax	(34)	(9)
Foreign currency translation adjustment	2	26

Comprehensive income	$123	$292

NOTE 7. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004

Basic earnings per share:
Net income	$155	$275
Weighted average common shares outstanding	5,751	5,695
Basic earnings per share	$0.03	$0.05

Diluted earnings per share:
Net income	$155	$275
Weighted average common shares outstanding	5,751	5,695
Dilutive stock options	241	861

Weighted average common shares outstanding – assuming dilution	5,992	6,556
Diluted earnings per share	$0.03	$0.04

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,601	343

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

Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Revenues:
North America	$4,715	$6,706
Europe	2,806	1,082
Pacific Rim	1,259	1,410

Total	$8,780	$9,198

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Product Revenues:
Broadband telecom	$4,857	$5,779
SlotOptimizer	2,911	2,434
LAN/WAN	149	387
Storage	124	189
Professional Services	213	95
Other	526	314

Total	$8,780	$9,198

NOTE 9. – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law provides for a special 85% deduction for certain dividends received in 2005 from controlled foreign corporations. Because certain details in the new law lack clarification, and the impact of the special dividend received deduction to the Company is dependent, in part, on the Company’s 2005 foreign and domestic taxable income, the Company has not yet determined whether it will benefit from the new law. In 2005, the Company plans to evaluate both clarifying guidance on the new law from the IRS and its year-to-date taxable income activity to determine the level of benefit, if any, the Company will derive from the special dividend received deduction.

Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. net operating loss carryforwards.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. Therefore, the Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. The Company is currently assessing the impact that the statement may have on its financial statements.

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

RESULTS OF OPERATIONS

Revenue

Total revenue decreased to $8.8 million for the three months ended March 31, 2005, compared to $9.2 million for the same period in the prior year. The decrease was primarily attributable to Broadband telecom revenue, which decreased approximately 16% to $4.9 million for the three months ended March 31, 2005, compared to $5.8 million in the comparable period. The decrease in revenue was partially offset by an increase in SlotOptimizer revenue, which increased approximately 20% to $2.9 million during the first quarter of 2005, compared to $2.4 million for the comparable period in the prior year. In addition, the Company’s revenues related to professional services increased to $213,000 for the three months ended March 31, 2005, compared to $95,000 for the same period in the prior year. All other revenues composed primarily of security, legacy networking and storage product lines, decreased approximately 10% to $799,000 for the three months ended March 31, 2005, compared to $890,000 for the same period in the prior year. Revenue was impacted by our largest telecom customer migrating to a more cost effective Interphase controller board for their application. This migration makes for a more competitive solution offering which our customer will be selling in very price sensitive markets. Although we anticipate some volume growth due to this migration, we do not anticipate that growth to be sufficient enough to replace the revenue impacted by the transition. The Company believes that it will experience revenue growth again if the telecommunications market continues to improve. However, customer forecasts continue to be unreliable and unpredictable.

The Company’s customer base is beginning to diversify as sales to three customers individually accounted for approximately 25%, 18% and 18% of the Company’s first quarter 2005 revenues, respectively. During the first quarter of 2004, sales to two customers accounted for approximately 52% and 21% of total revenue respectively. No other customer accounted for more than 10% of the Company’s consolidated revenue in the periods presented.

Gross Margin

For the three months ended March 31, 2005, gross margin, as a percentage of sales, was 54% compared to 53% for the same period in the prior year. The increase in the gross margin percentage primarily relates to the Company’s improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due, in part, to increased production volumes. The Company believes that pricing pressures in the industry may dampen gross margins in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.

Research and Development

The Company’s investment in the development of new products through research and development was $2.2 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase in research and development expense primarily relates to foreign currency changes as the dollar dropped in value relative to the Euro. As a percentage of total revenue, research and development expense was approximately 25% in the first quarter of 2005 as compared to approximately 23% for the same period for the prior year. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing while research and development expense increased slightly. The Company anticipates that spending on research and development will remain steady in the near future, except for fluctuations in currency exchange rates because much of the Company’s development expense is associated with its engineering lab in France (see Item 3 – Foreign Currency Risk), as the Company continues to invest in development of our current and future products, however, the Company will continue to monitor the level of research and development costs concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $1.5 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in sales and marketing expense quarter over quarter is primarily due to reduced sales commission and bonus costs. As a percentage of total revenue, sales and marketing expense was approximately 17% for both the first quarter of 2005 and the comparable period.

General and Administrative

General and administrative expenses were $946,000 and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in general and administrative expense period over period is primarily related to a decrease in compensation expenses. As a percentage of total revenue, general and administrative expenses remained at approximately 11% for both the first quarter of 2005 and the comparable period.

Interest Income, Net

Interest income, net of interest expense, increased to $76,000 for the three months ended March 31, 2005 from $28,000 in the comparable period. The increase in interest income, net period over period is primarily due to the Company converting a large portion of its cash to marketable securities during the second quarter of 2004 thus improving the overall investment rate of return.

Other (Expense) Income, Net

Other (expense) income, net, was an expense of $4,000 for the three months ended March 31, 2005, compared to an income of $3,000 for the same period in the prior year.

Income Taxes

The Company’s effective tax rate was 19% for the three months ended March 31, 2005 compared to a tax benefit rate of 26% for the same period in the prior year.

The effective tax provision rate for the periods presented differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at March 31, 2005 and March 31, 2004. The Company also incurred taxes on foreign income during the periods presented.

During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001, resulting in a refund due the Company. During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on this refund. As a result, the Company recognized a tax benefit of approximately $100,000 during the first quarter of 2004. As noted above, this tax benefit was partially offset by taxes on foreign income.

Net Income

The Company reported net income of $155,000 for the three months ended March 31, 2005, as compared to a net income of $275,000 for the same period in the prior year. Basic and diluted earnings per share for the three months ended March 31, 2005 were $0.03 and $0.03, respectively, compared to $0.05 and $0.04, respectively for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents increased $98,000 in the three months ended March 31, 2005 and increased $2.1 million in the three months ended March 31, 2004. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the three months ended March 31, 2005 and 2004 are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories and depreciation and amortization. Cash used in operating activities totaled $248,000 for the three months ended March 31, 2005, compared to a net income of $155,000. Cash provided by operating activities was $1.9 million for the three months ended March 31, 2004, compared to a net income of $275,000. Provision for uncollectible accounts and returns increased slightly for the three months ended March 31, 2005 compared to the same period in 2004. Depreciation and amortization decreased slightly for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $357,000 for the three months ended March 31, 2005 compared to $73,000 for the three months ended March 31, 2004. Cash provided by investing activities in each of the periods related principally to additions to property and equipment, capitalized software and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software decreased to $21,000 for the three months ended March 31, 2005 compared to $213,000 for the three months ended March 31, 2004. The additions for the three months ended March 31, 2005 primarily related to software and equipment purchases for the engineering function of the Company. The additions for the three months ended March 31, 2004 were focused on software and equipment purchases for the sales, engineering and information technology functions of the Company. Purchases of marketable securities increased significantly for the three months ended March 31, 2005 to $2.0 million as the Company adjusted its investment strategy in the second quarter of 2004. The Company did not purchase any marketable securities during the three months ended March 31, 2004. Proceeds from the sale of marketable securities increased to $2.3 million for the three months ended March 31, 2005 compared to $286,000 for the same period in 2004.

Financing Activities

The Company did not participate in any financing activities during the three months ended March 31, 2005. Net cash provided by financing activities totaled $111,000 for the three months ended March 31, 2004 and related to proceeds from employees exercising stock options.

Commitments and Contingencies

Commitments

At March 31, 2005, the Company had no material commitments to purchase capital assets, however, planned capital expenditures for 2005 are estimated at approximately $1.0 million, the majority of which relates to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations as of March 31, 2005, are its operating leases on facilities and future debt payments related to the Company’s credit facility. To date, the Company has not paid any dividends and does not anticipate paying any dividends in 2005.

Contingencies

In 2004, the Company agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units was insignificant. However, the Company estimated that other costs including shipping related charges and installation related charges could be more significant. The Company had estimated that the range of the potential liability was between approximately $225,000 and $650,000 but could not determine an amount within that range which was more likely than another. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company had recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at December 31, 2004.

During the first quarter of 2005, the Company completed the transaction described above resulting in a total cost of $300,000. As noted above, the Company had previously recorded a liability in the amount of $225,000, therefore, the Company recorded an additional charge of $75,000 in cost of sales during the three months ended March 31, 2005.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005 will be fully offset by its existing U.S. net operating loss carryforwards.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. Therefore, the Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. The Company is currently assessing the impact that the statement may have on its financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $389,000 and $290,000 for the three months ended March 31, 2005 and 2004, respectively.

Market Price Risk

The Company had no equity hedge contracts outstanding as of March 31, 2005 or December 31, 2004.

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

A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2005. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2005. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2004.

The Company’s credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). In an effort to mitigate interest rate fluctuations, the Company typically locks in the rate under one year agreements. The current agreement which expires in October 2005 is at 3.5% (LIBOR + 1%). A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.

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

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder Ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (10)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (12)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (11)

10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto. (9)

10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. (10)

10 (c)	Registrant’s United Kingdom Incentive Stock Option Sub-Plan. (3)

10 (d)	Stock Purchase Warrant issued to Motorola, Inc. (4)

10 (e)	Lease on Dallas facility. (5)

10 (f)	Directors Stock Option Plan and Amendment No. 1 thereto. (6)

10 (g)	Directors Stock Option Plan Amendment No. 2. (10)

10 (h)	Loan Agreement between Interphase Corporation and BankOne Texas, N.A. (8)

10 (i)	Purchase Agreement between Interphase Corporation and Cisco Systems Inc. (9)

10(j)	Motorola Stock Repurchase Agreement. (2)

10 (k)	Registrant’s France Incentive Stock Option Sub-Plan. (12)

10 (l)	Sublease on Plano facility. (12)

10 (m)	Credit Agreement between Interphase Corporation and Bank One, NA. (12)

10 (n)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (13)

10 (o)	Lease on Facility at 2105 Luna Road, Carrolton, Texas. (13)

10 (p)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (14)

10 (q)	Interphase Corporation 2004 Long-Term Stock Incentive Plan (14)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (15)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (15)

32 (a)	Section 1350 Certification. (15)

32 (b)	Section 1350 Certification. (15)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 8-K on October 4, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Def 14A on March 31, 2004, and incorporated herein by reference.

(15)	Filed herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
By:	/s/ Steven P. Kovac

Steven P. Kovac
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

Plano, Texas May 11, 2005