Form 10-Q
period 2005-06-30
INTERPHASE CORP
filed 2005-08-15
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission File Number 0-13071
INTERPHASE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	75-1549797 (IRS Employer Identification No.)
Parkway Centre I
2901 North Dallas Parkway, Suite 200
Plano, Texas 75093
(Address of Principal Executive Offices)
(214)-654-5000
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ✓    No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).           Yes ___  No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
Common Stock, $.10 par value	5,896,778

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$4,628	$4,928
Marketable securities	15,950	15,585
Trade accounts receivable, less allowances of $256 and $141, respectively	3,896	4,976
Inventories	3,510	3,509
Prepaid expenses and other current assets	1,871	956
Income taxes receivable	—	246

Total current assets	29,855	30,200

Machinery and equipment	6,335	6,170
Leasehold improvements	383	377
Furniture and fixtures	560	572

	7,278	7,119
Less—accumulated depreciation and amortization	(5,948)	(5,729)

Total property and equipment, net	1,330	1,390

Capitalized software, net	264	310
Other assets	182	198

Total assets	$31,631	$32,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$403	$529
Deferred revenue	160	244
Accrued liabilities	1,864	1,423
Accrued compensation	1,269	1,554

Total current liabilities	3,696	3,750

Deferred lease obligations	71	60
Long-term debt	3,500	3,500

Total liabilities	7,267	7,310

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,894,610 and 5,750,824 shares issued and outstanding, respectively	589	575
Additional paid in capital	39,424	38,633
Unamortized restricted stock	(746)	—
Retained deficit	(14,162)	(13,846)
Cumulative other comprehensive loss	(741)	(574)

Total shareholders’ equity	24,364	24,788

Total liabilities and shareholders’ equity	$31,631	$32,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$7,592	$10,129	$16,372	$19,327
Cost of sales	3,542	4,516	7,570	8,811

Gross margin	4,050	5,613	8,802	10,516

Research and development	2,024	1,909	4,193	4,006
Sales and marketing	1,558	1,595	3,076	3,187
General and administrative	897	1,041	1,843	2,068

Total operating expenses	4,479	4,545	9,112	9,261

(Loss) income from operations	(429)	1,068	(310)	1,255

Interest income, net	89	61	165	89
Other (expense) income, net	(50)	5	(54)	8

(Loss) income before income tax	(390)	1,134	(199)	1,352

Income tax provision (benefit)	81	39	117	(18)

Net (loss) income	$(471)	$1,095	$(316)	$1,370

Net (loss) income per share:
Basic EPS	$(0.08)	$0.19	$(0.05)	$0.24

Diluted EPS	$(0.08)	$0.18	$(0.05)	$0.21

Weighted average common shares	5,755	5,706	5,753	5,698

Weighted average common and dilutive shares	5,755	6,234	5,753	6,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(316)	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	57	14
Provision for excess and obsolete inventories	400	200
Depreciation and amortization	400	402
Amortization of restricted stock	19	—
Change in assets and liabilities:
Trade accounts receivable	1,023	562
Inventories	(401)	(170)
Prepaid expenses and other current assets	(926)	(226)
Income taxes receivable	235	(102)
Other assets	—	46
Accounts payable, deferred revenue and accrued liabilities	247	124
Accrued compensation	(188)	507
Deferred lease obligations	11	(22)

Net cash provided by operating activities	561	2,705

Cash flows from investing activities:
Purchase of property and equipment	(326)	(253)
Purchase of capitalized software	(13)	(79)
Proceeds from the sale of marketable securities	5,928	700
Purchase of marketable securities, net of unrealized holding period gain or loss	(6,309)	(10,597)

Net cash used in investing activities	(720)	(10,229)

Cash flows from financing activities:
Proceeds from the exercise of stock options	40	216

Net cash provided by financing activities	40	216

Effect of exchange rate changes on cash and cash equivalents	(181)	15
Net decrease in cash and cash equivalents	(300)	(7,293)
Cash and cash equivalents at beginning of period	4,928	14,204

Cash and cash equivalents at end of period	$4,628	$6,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) enables rapid platform design and integration for the global voice, video, and data communications markets through custom and off-the-shelf communications equipment, embedded software development suites, and systems integration and consulting services for carrier and private networks. The Company’s products provide communications computing and connectivity of telecommunications and computer systems to Wide Area Networks (WANs), Local Area Networks (LANs), and Storage Area Networks (SANs) using Asynchronous Transfer Mode (ATM), Ethernet, Signaling System 7 (SS7), IP, Fibre Channel, HDLC, Frame Relay and multi-protocol interworking technologies. See Note 10 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.”
While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS No. 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

Net (loss) income as reported	$(471)	$1,095	$(316)	$1,370
Add: APB 25 expense, net of related tax effects	—	—	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for option awards, net of related tax effects	(221)	(537)	(581)	(979)

Pro forma net (loss) income	$(692)	$558	$(897)	$391

Earnings (loss) per common share:
As reported — basic	$(0.08)	$0.19	$(0.05)	$0.24

Pro forma — basic	$(0.12)	$0.10	$(0.16)	$0.07

As reported — diluted	$(0.08)	$0.18	$(0.05)	$0.21

Pro forma — diluted	$(0.12)	$0.09	$(0.16)	$0.06

NOTE 2. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2005	December 31, 2004

Raw materials	$2,255	$1,818
Work-in-process	553	747
Finished goods	702	944

Total	$3,510	$3,509

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. — DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. In an attempt to mitigate this risk, the Company entered into a foreign exchange contract in April 2005. This derivative financial instrument does not meet the criteria to qualify as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and therefore any change in the market value is recognized as a gain or loss in the period of the change. Under the terms of this contract, the Company will acquire 800,000 Euros on October 3, 2005 for $1,015,840. At June 30, 2005, the U.S. Dollar fair value of the Euros to be received was $965,280 resulting in a charge to other expense of approximately $51,000 in the second quarter 2005.
NOTE 4. — DEFERRED TAXES
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
During the third quarter of 2003, the Internal Revenue Service concluded a federal income tax audit of the Company related to the tax years 1996 through 2001, resulting in a refund due the Company. During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on this refund. As a result, the Company recognized a tax benefit of approximately $100,000 during the first quarter of 2004. This tax benefit was partially offset by taxes on foreign income.
NOTE 5. — LOSS CONTINGENCY
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
During the first quarter of 2005, the Company completed the transaction described above resulting in a total cost of $300,000. As noted above, the Company had previously recorded a liability in the amount of $225,000, therefore, the Company recorded an additional charge of $75,000 in cost of sales during the three months ended March 31, 2005. The Company does not expect to incur any additional costs related to this transaction in future periods.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. — CREDIT FACILITY
The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2007 and interest rate of LIBOR plus 1.0% (3.5% at June 30, 2005). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
NOTE 7. — COMMON STOCK
During the second quarter 2005 the Company issued 134,352 shares of bonus stock awards (“restricted stock”) under the Interphase Corporation 2004 Long-Term Stock Incentive Plan to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a period of one year for directors and over a period of four years for employees. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholder’s equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $19,000 for the three months ended June 30, 2005.
NOTE 8. — COMPREHENSIVE INCOME
The following table shows the Company’s comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net (loss) income	$(471)	$1,095	$(316)	$1,370
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period, net of tax	19	(134)	(15)	(143)
Foreign currency translation adjustment	(154)	6	(152)	32

Comprehensive (loss) income	$(606)	$967	$(483)	$1,259

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic earnings per share:
Net (loss) income	$(471)	$1,095	$(316)	$1,370
Weighted average common shares outstanding	5,755	5,706	5,753	5,698
Basic (loss) earnings per share	$(0.08)	$0.19	$(0.05)	$0.24

Diluted earnings per share:
Net (loss) income	$(471)	$1,095	$(316)	$1,370
Weighted average common shares outstanding	5,755	5,706	5,753	5,698
Dilutive stock options	—	528	—	715

Weighted average common shares outstanding — assuming dilution	5,755	6,234	5,753	6,413
Diluted (loss) earnings per share	$(0.08)	$0.18	$(0.05)	$0.21

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive
	1,812	926	1,807	656

Restricted stock shares	134	—	134	—

NOTE 10. — SEGMENT INFORMATION
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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
North America	$3,702	$7,222	$8,418	$13,929
Europe	2,841	1,801	5,646	2,883
Pacific Rim	1,049	1,106	2,308	2,515

Total	$7,592	$10,129	$16,372	$19,327

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Product Revenues:
Broadband telecom	$5,155	$6,670	$10,870	$12,449
Enterprise SlotOptimizer	1,694	2,570	3,747	5,004
LAN/WAN	185	213	334	600
Storage	173	35	297	224
Professional Services	123	174	336	269
Other	262	467	788	781

Total	$7,592	$10,129	$16,372	$19,327

NOTE 11. — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. Therefore, the Company will be required to adopt the provisions of SFAS 123 (R) as of January 1, 2006. The Company is currently assessing the impact that the statement may have on its financial statements.
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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.
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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $7.6 million for the three months ended June 30, 2005, compared to $10.1 million for the same period in the prior year. The decrease was primarily attributable to Broadband telecom revenue, which decreased approximately 22% to $5.2 million for the three months ended June 30, 2005, compared to $6.7 million in the comparable period and Enterprise SlotOptimizer revenue, which decreased approximately 35% to $1.7 million for the three months ended June 30, 2005, compared to $2.6 million for the same period in the previous year. All other revenues composed primarily of security, legacy networking, professional services and storage product lines decreased approximately 16% to $743,000 for the three months ended June 30, 2005, compared to $889,000 for the same period in the prior year. Revenue for the three months ended June 30, 2005 was impacted by our largest telecom customer migrating to a more cost effective Interphase controller board for their application. This migration makes for a more competitive solution offering which our customer will be selling in very price sensitive markets. The Company believes that it will experience revenue growth again if the telecommunications market continues to improve. However, customer forecasts continue to be unreliable and unpredictable.
The Company’s customer base is beginning to diversify as sales to four customers individually accounted for approximately 28%, 19%, 13% and 10% of the Company’s second quarter 2005 revenues, respectively. During the second quarter of 2004, sales to two customers accounted for approximately 45% and 23% of total revenue respectively. No other customer accounted for more than 10% of the Company’s consolidated revenue in the periods presented.
Total revenue decreased to $16.4 million for the six months ended June 30, 2005, compared to $19.3 million in the comparable period for the prior year. The decrease in revenue was primarily attributable to Broadband telecom product revenue which decreased approximately 12% to $10.9 million for the six months ended June 30, 2005, compared to $12.4 million for the same period in the prior year. In addition,

Enterprise SlotOptimizer revenues decreased approximately 26% to $3.7 million compared to $5.0 million for the six months ended June 30, 2005 and 2004, respectively. All other revenues including professional services, security, storage, contract manufacturing and legacy networking product lines decreased approximately 6% to $1.8 million for the six months ended June 30, 2005, compared to $1.9 million for the same period in the prior year. Revenue for the six months ended June 30, 2005 was impacted, as described above, by our largest telecom customer migrating to a more cost effective Interphase controller board for their application.
Gross Margin
For the three months ended June 30, 2005, gross margin, as a percentage of sales, was 53% compared to 55% for the same period in the prior year. The decrease in gross margin as a percentage of sales primarily relates to an increase in the Company’s excess and obsolete inventory charges of $300,000 for the three months ended June 30, 2005, compared to $100,000 for the same period in the prior year. The impact of the excess and obsolete inventory charges was partially offset by the Company’s improved manufacturing efficiencies and achieved reductions in material costs for certain product lines.
Gross margin as a percentage of sales was 54% for the six months ended June 30, 2005 and 2004. The Company believes that pricing pressures in the industry may dampen gross margin in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
The Company’s investment in the development of new products through research and development was $2.0 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively. As a percentage of total revenue, research and development expense was approximately 27% in the second quarter of 2005 as compared to approximately 19% for the same period for the prior year. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing while research and development expense increased slightly. The Company anticipates that spending on research and development will remain steady in the near future, except for fluctuations in currency exchange rates because much of the Company’s development expense is associated with its engineering lab in France (see Item 3 — Foreign Currency Risk), as the Company continues to invest in development of its current and future products, however, the Company will continue to monitor the level of research and development costs concurrently with actual revenue results.
The Company’s investment in the development of new products through research and development was $4.2 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively. Approximately 69% of the increase in research and development expense relates to foreign currency changes as the dollar dropped in value relative to the Euro. The remaining portion of the increase relates to compensation related expenses. As a percentage of revenues, research and development expenses were 26% for the six months ended June 30, 2005 and 21% for the six months ended June 30, 2004. The increase in research and development costs as a percentage of sales is due to revenue decreasing while research and development expenses increased slightly.
Sales and Marketing
Sales and marketing expenses were $1.6 million for the three months ended June 30, 2005 and 2004. As a percentage of total revenue, sales and marketing expense was approximately 21% for the second quarter of 2005 and 16% for the same period in the prior year. The increase in sales and marketing expense as a percentage of total revenue is due to sales decreasing while expenses remained flat.
Sales and marketing expenses were $3.1 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. As a percentage of total revenue, sales and marketing expense was approximately 19% for the six months ended June 30, 2005 and 16% for the six months ended June 30, 2004. The increase in sales and marketing expense as a percentage of total revenue is due to sales decreasing at a higher rate than sales and marketing expenses.

General and Administrative
General and administrative expenses were $897,000 and $1.0 million for the three months ended June 30, 2005 and 2004, respectively. The decrease in general and administrative expense period over period is primarily related to a decrease in compensation expenses. As a percentage of total revenue, general and administrative expenses were approximately 12% in the second quarter 2005 and 10% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is due to sales decreasing at a higher rate than general and administrative expenses.
General and administrative expenses were $1.8 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. Approximately 77% of the decrease in general and administrative expense is related to compensation expenditures. The remaining portion of the decrease is related to legal and accounting expenditures. As a percentage of total revenue, general and administrative expense was approximately 11% for the six months ended June 30, 2005 and 2004, respectively.
Interest Income, Net
Interest income, net of interest expense, increased to $89,000 for the three months ended June 30, 2005 from $61,000 in the comparable period. Interest income, net of interest expense, was $165,000 for the six months ended June 30, 2005 and $89,000 for the six months ended June 30, 2004. The increase in interest income, net for each period is primarily due to the Company converting a large portion of its cash to marketable securities near the end of the second quarter of 2004 thus improving the overall investment rate of return.
Other (Expense) Income, Net
Other (expense) income, net, was an expense of $50,000 for the three months ended June 30, 2005, compared to an income of $5,000 for the same period in the prior year. Other (expense) income, net, was an expense of $54,000 for the six months ended June 30, 2005 compared to an income of $8,000 for the six months ended June 30, 2004. The increase in other expense for each of the periods presented primarily relates to the change in market value of a foreign exchange derivative financial instrument which resulted in a charge to other expense of approximately $51,000 in the second quarter 2005 (see Note 3 for more information).
Income Taxes
Although the Company was in a net loss position for the six months ended June 30, 2005, the Company recorded an $81,000 tax provision due to taxes on foreign income. The Company’s tax benefit rate was 1% for the same period in the prior year.
The effective tax provision rate for the periods presented differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2005 and June 30, 2004. The Company also incurred taxes on foreign income during the periods presented.
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
Net (Loss) Income
The Company reported a net loss of $471,000 for the three months ended June 30, 2005, as compared to a net income of $1.1 million for the same period in the prior year. Basic loss per share for the three months ended June 30, 2005 was ($0.08). Basic and diluted earnings per share for the three months ended June 30, 2004 was $0.19 and $0.18, respectively. The Company reported a net loss of $316,000 for the six months ended June 30, 2005, as compared to a net income of $1.4 million for the six months ended June 30, 2004.

Basic loss per share for the six months ended June 30, 2005 was ($0.05). Basic and diluted earnings per share for the six months ended June 30, 2004 was $0.24 and $0.21, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $300,000 in the six months ended June 30, 2005. Cash and cash equivalents decreased $7.3 million in the six months ended June 30, 2004 primarily due to the purchase of approximately $10.6 million of marketable securities partially offset by cash provided by operating activities. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the six months ended June 30, 2005 and 2004 are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash provided by operating activities totaled $561,000 for the six months ended June 30, 2005, compared to a net loss of $316,000. Cash provided by operating activities was $2.7 million for the six months ended June 30, 2004, compared to a net income of $1.4 million. Provision for uncollectible accounts and returns increased slightly for the six months ended June 30, 2005 compared to the same period in 2004. Provision for excess and obsolete inventories increased $200,000 for the six months ended June 30, 2005 compared to the same period in 2004. Depreciation and amortization remained flat for the six months ended June 30, 2005 compared to the same period in 2004. Amortization of restricted stock increased for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 as the Company issued restricted stock to employees and directors during the second quarter 2005. See Note 7 in Notes to Condensed Consolidated Financial Statements for more information.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash used in investing activities totaled $720,000 for the six months ended June 30, 2005 compared to $10.2 million for the six months ended June 30, 2004. Cash used in investing activities in each of the periods related principally to additions to property and equipment, capitalized software and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software increased to $339,000 for the six months ended June 30, 2005 compared to $332,000 for the six months ended June 30, 2004. The additions for the six months ended June 30, 2005 primarily related to equipment purchases for the engineering, manufacturing and information technology function of the Company. The additions for the six months ended June 30, 2004 were focused on software and equipment purchases for the sales, engineering and information technology functions of the Company. Purchases of marketable securities decreased for the six months ended June 30, 2005 to $6.3 million compared to $10.6 million for the six months ended June 30, 2004. The Company’s purchases of marketable securities were significantly higher in the second quarter of 2004 due to the Company converting a large portion of its cash to marketable securities. Proceeds from the sale of marketable securities increased to $5.9 million for the six months ended June 30, 2005 compared to $700,000 for the same period in 2004.
Financing Activities
Net cash provided by financing activities totaled $40,000 for the six months ended June 30, 2005 compared to $216,000 for the six months ended June 30, 2004 and related to proceeds from employees exercising stock options.

Commitments and Contingencies
Commitments
At June 30, 2005, the Company had no material commitments to purchase capital assets, however, planned capital expenditures for 2005 are estimated at approximately $1.0 million, the majority of which relates to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations as of June 30, 2005, are its operating leases on facilities and future debt payments related to the Company’s credit facility. To date, the Company has not paid any dividends and does not anticipate paying any dividends in 2005.
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
The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of its common stock or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations in the component products industry. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.
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
In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. Therefore, the Company will be required to adopt the provisions of SFAS 123 (R) as of January 1, 2006. The Company is currently assessing the impact that the statement may have on its financial statements.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $291,000 and $217,000 for the three months ended June 30, 2005 and 2004, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $680,000 and $507,000 for the six months ended June 30, 2005 and 2004, respectively.

In an attempt to mitigate the risk described above, the Company entered into a foreign exchange contract in April 2005. This derivative financial instrument does not meet the criteria to qualify as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and therefore any change in the market value is recognized as a gain or loss in the period of the change. Under the terms of this contract, the Company will acquire 800,000 Euros on October 3, 2005 for $1,015,840. At June 30, 2005, the U.S. Dollar fair value of the Euros to be received was $965,280 resulting in a charge to other expense of approximately $51,000 in the second quarter 2005.
Market Price Risk
The Company had no equity hedge contracts outstanding as of June 30, 2005 or December 31, 2004.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2005. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2005. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2004.
The Company’s credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). In an effort to mitigate interest rate fluctuations, the Company typically locks in the rate under one year agreements. The current agreement which expires in July 2007 is at 3.5% (LIBOR + 1%). A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 4, 2005, the annual meeting of shareholders of the Company was held. An election of directors of the Company to serve until the next annual meeting for the Company was held. The following six individuals were elected as directors of the Company:

Nominee	Votes Cast for	Votes Withheld
Paul N. Hug	4,214,957	42,218
Gregory B. Kalush	4,226,547	30,628
Randall D. Ledford	4,228,957	28,218
Michael J. Myers	4,228,157	29,018
Kenneth V. Spenser	4,229,107	28,068
S. Thomas Thawley	4,169,984	87,191
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder Ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (10)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (12)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (11)

10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto. (9)

10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. (10)

10 (c)	Registrant’s United Kingdom Incentive Stock Option Sub-Plan. (3)

10 (d)	Stock Purchase Warrant issued to Motorola, Inc. (4)

10 (e)	Lease on Dallas facility. (5)

10 (f)	Directors Stock Option Plan and Amendment No. 1 thereto. (6)

10 (g)	Directors Stock Option Plan Amendment No. 2. (10)

10 (h)	Loan Agreement between Interphase Corporation and BankOne Texas, N.A. (8)

10 (i)	Purchase Agreement between Interphase Corporation and Cisco Systems Inc. (9)

10 (j)	Motorola Stock Repurchase Agreement. (2)

10 (k)	Registrant’s France Incentive Stock Option Sub-Plan. (12)

10 (l)	Sublease on Plano facility. (12)

10 (m)	Credit Agreement between Interphase Corporation and Bank One, NA. (12)

10 (n)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (13)

10 (o)	Lease on Facility at 2105 Luna Road, Carrolton, Texas. (13)

10 (p)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (15)

10 (q)	Interphase Corporation 2004 Long-Term Stock Incentive Plan (14)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (16)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (16)

32 (a)	Section 1350 Certification. (16)

32 (b)	Section 1350 Certification. (16)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 8-K on October 4, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Def 14A on March 31, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(16)	Filed herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
By:	/s/ Steven P. Kovac
Steven P. Kovac
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

Plano, Texas
August 15, 2005