Form 10-Q
period 2005-09-30
INTERPHASE CORP
filed 2005-11-14
CIK 728249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005

Common Stock, $.10 par value	5,889,828

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$6,089	$4,928
Marketable securities	14,779	15,585
Trade accounts receivable, less allowances of $256 and $141, respectively	3,855	4,976
Inventories	3,214	3,509
Prepaid expenses and other current assets	1,547	956
Income taxes receivable	—	246

Total current assets	29,484	30,200

Machinery and equipment	6,444	6,170
Leasehold improvements	410	377
Furniture and fixtures	560	572

	7,414	7,119
Less-accumulated depreciation and amortization	(6,097)	(5,729)

Total property and equipment, net	1,317	1,390

Capitalized software, net	248	310
Other assets	182	198

Total assets	$31,231	$32,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$558	$529
Deferred revenue	244	244
Accrued liabilities	2,198	1,423
Accrued compensation	1,136	1,554

Total current liabilities	4,136	3,750

Deferred lease obligations	80	60
Long-term debt	3,500	3,500

Total liabilities	7,716	7,310

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 5,889,078 and 5,750,824 shares issued and outstanding, respectively	589	575
Additional paid in capital	39,393	38,633
Unamortized restricted stock	(641)	—
Retained deficit	(15,074)	(13,846)
Cumulative other comprehensive loss	(752)	(574)

Total shareholders’ equity	23,515	24,788

Total liabilities and shareholders’ equity	$31,231	$32,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$6,924	$8,294	$23,296	$27,621
Cost of sales	3,433	3,628	11,003	12,439

Gross margin	3,491	4,666	12,293	15,182

Research and development	1,898	1,938	6,091	5,944
Sales and marketing	1,680	1,497	4,756	4,684
General and administrative	885	767	2,728	2,835

Total operating expenses	4,463	4,202	13,575	13,463

(Loss) income from operations	(972)	464	(1,282)	1,719

Interest income, net	104	69	269	158
Other expense, net	(8)	(8)	(62)	—

(Loss) income before income tax	(876)	525	(1,075)	1,877

Income tax provision	36	25	153	7

Net (loss) income	$(912)	$500	$(1,228)	$1,870

Net (loss) income per share:
Basic EPS	$(0.15)	$0.09	$(0.21)	$0.33

Diluted EPS	$(0.15)	$0.08	$(0.21)	$0.29

Weighted average common shares	5,895	5,732	5,823	5,709

Weighted average common and dilutive shares	5,895	6,298	5,823	6,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(1,228)	$1,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	57	14
Provision for excess and obsolete inventories	600	200
Depreciation and amortization	612	591
Amortization of restricted stock	83	—
Change in assets and liabilities:
Trade accounts receivable	1,064	1,532
Inventories	(305)	(833)
Prepaid expenses and other current assets	(601)	(196)
Income taxes receivable	235	(102)
Other assets	—	45
Accounts payable, deferred revenue and accrued liabilities	821	(859)
Accrued compensation	(322)	397
Deferred lease obligations	20	(33)

Net cash provided by operating activities	1,036	2,626

Cash flows from investing activities:
Purchase of property and equipment	(496)	(358)
Purchase of capitalized software	(24)	(85)
Proceeds from the sale of marketable securities	9,378	1,750
Purchase of marketable securities, net of unrealized holding period gain or loss	(8,612)	(12,389)

Net cash provided by (used in) investing activities	246	(11,082)

Cash flows from financing activities:
Proceeds from the exercise of stock options	50	401

Net cash provided by financing activities	50	401

Effect of exchange rate changes on cash and cash equivalents	(171)	10
Net increase (decrease) in cash and cash equivalents	1,161	(8,045)

Cash and cash equivalents at beginning of period	4,928	14,204

Cash and cash equivalents at end of period	$6,089	$6,159

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has no involvement with any variable interest entity covered by the scope of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.”
While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income as reported	$(912)	$500	$(1,228)	$1,870
Add: APB 25 expense, net of related tax effects	—	—	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for option awards, net of related tax effects	(76)	(449)	(657)	(1,428)

Pro forma net (loss) income	$(988)	$51	$(1,885)	$442

Net (loss) income per share:
As reported — basic	$(0.15)	$0.09	$(0.21)	$0.33

Pro forma — basic	$(0.17)	$0.01	$(0.33)	$0.08

As reported — diluted	$(0.15)	$0.08	$(0.21)	$0.29

Pro forma — diluted	$(0.17)	$0.01	$(0.33)	$0.07

NOTE 2. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30, 2005	December 31, 2004

Raw materials	$2,087	$1,818
Work-in-process	640	747
Finished goods	487	944

Total	$3,214	$3,509

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. — DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. In an attempt to mitigate this risk, the Company entered into a foreign exchange contract in April 2005. This derivative financial instrument does not meet the criteria to qualify as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and therefore any change in the market value is recognized as a gain or loss in the period of the change. Under the terms of this contract, the Company will acquire 800,000 Euros on October 3, 2005 for $1,015,840. At September 30, 2005, the U.S. Dollar fair value of the Euros to be received was $963,440 resulting in a charge to other expense of approximately $2,000 for the three months ended September 30, 2005 and approximately $52,000 for the nine months ended September 30, 2005.
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
NOTE 5. — LOSS CONTINGENCY
In 2004, the Company agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units was insignificant. However, the Company estimated that other costs including shipping related charges and installation related charges could be more significant. The Company had estimated that the range of the potential liability was between approximately $225,000 and $650,000 but could not determine an amount within that range which was more likely than another. Therefore, in accordance with FIN No. 14, “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company had recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at December 31, 2004.
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. — CREDIT FACILITY
The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2007 and interest rate of LIBOR plus 1.0% (3.5% at September 30, 2005). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
NOTE 7. — COMMON STOCK
During the second quarter 2005 the Company issued 134,352 shares of bonus stock awards (“restricted stock”) under the Interphase Corporation 2004 Long-Term Stock Incentive Plan to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period of one year for directors and over a vesting period of four years for employees. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholder’s equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $63,000 for the three months ended September 30, 2005 and was approximately $83,000 for the nine months ended September 30, 2005.
NOTE 8. — COMPREHENSIVE (LOSS) INCOME
The following table shows the Company’s comprehensive (loss) income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income	$(912)	$500	$(1,228)	$1,870
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period, net of tax	(24)	11	(39)	(132)
Foreign currency translation adjustment	13	(11)	(139)	21

Comprehensive (loss) income	$(923)	$500	$(1,406)	$1,759

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic earnings per share:
Net (loss) income	$(912)	$500	$(1,228)	$1,870
Weighted average common shares outstanding	5,895	5,732	5,823	5,709
Basic (loss) earnings per share	$(0.15)	$0.09	$(0.21)	$0.33

Diluted earnings per share:
Net (loss) income	$(912)	$500	$(1,228)	$1,870
Weighted average common shares outstanding	5,895	5,732	5,823	5,709
Dilutive stock options	—	566	—	666

Weighted average common shares outstanding – assuming dilution	5,895	6,298	5,823	6,375
Diluted (loss) earnings per share	$(0.15)	$0.08	$(0.21)	$0.29

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive
	2,142	920	1,807	652

Restricted stock shares	127	—	127	—

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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
North America	$3,903	$4,081	$12,321	$18,009
Europe	1,791	2,987	7,437	5,870
Pacific Rim	1,230	1,226	3,538	3,742

Total	$6,924	$8,294	$23,296	$27,621

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Product Revenues:
Broadband telecom	$4,519	$4,674	$15,389	$17,123
Enterprise SlotOptimizer	1,877	2,652	5,624	7,656
LAN/WAN	99	342	433	942
Storage	160	130	457	354
Professional services	15	181	351	450
Other	254	315	1,042	1,096

Total	$6,924	$8,294	$23,296	$27,621

NOTE 11. — SUBSEQUENT EVENT
On November 10, 2005, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program is to improve the Company’s ability to continue to strategically fund research and development efforts, to balance the Company’s skills to align with the future directions, and to streamline the Company in its continued focus on being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan, Interphase will reduce its workforce by approximately 30 employees. The global workforce reduction impacts all functions within the Company. Interphase expects to record a restructuring charge in the fourth quarter of 2005 in the range of $450,000 to $550,000. These expenses will result in future cash expenditures that will be utilized to cover employee severance and benefits. These amounts will be paid out under the restructuring plan and will be complete by the end of the second quarter of 2006.
NOTE 12. — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income, if any, in 2005 will be fully offset by its existing U.S. net operating loss carryforwards.
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123(R), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. Therefore, the Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. The Company is currently assessing the impact that the statement may have on its financial statements.
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
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN No. 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN No. 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $6.9 million for the three months ended September 30, 2005, compared to $8.3 million for the same period in the prior year. The decrease was primarily attributable to Enterprise SlotOptimizer revenue, which decreased approximately 30% to $1.9 million for the three months ended September 30, 2005, compared to $2.7 million in the comparable period. The Company expects that revenue from Enterprise SlotOptimizer products will continue to gradually decline as the products near the end of their life cycle. Additionally, Broadband telecom revenue decreased approximately 4% to $4.5 million for the three months ended September 30, 2005, compared to $4.7 million for the same period in the previous year. All other revenues composed primarily of security, legacy networking, professional services and storage product lines decreased approximately 45% to $528,000 for the three months ended September 30, 2005, compared to $968,000 for the same period in the prior year. Revenue for the three months ended September 30, 2005 was impacted by our largest Broadband telecom customer migrating to a more cost effective Interphase controller board for their application. This migration makes for a more competitive solution offering which our customer will be selling in very price sensitive markets.

During the third quarter of 2005, sales to two customers individually accounted for approximately 27% and 27% of total revenues respectively. During the third quarter of 2004, sales to two customers accounted for approximately 39% and 25% of total revenue respectively. No other customer accounted for more than 10% of the Company’s consolidated revenue in the periods presented.
Total revenue decreased to $23.3 million for the nine months ended September 30, 2005, compared to $27.6 million in the comparable period for the prior year. The decrease in revenue was primarily attributable to Enterprise SlotOptimizer revenues which decreased approximately 27% to $5.6 million compared to $7.7 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, Broadband telecom product revenue decreased approximately 10% to $15.4 million for the nine months ended September 30, 2005, compared to $17.1 million for the same period in the prior year. All other revenues including professional services, security, storage, contract manufacturing and legacy networking product lines decreased approximately 18% to $2.3 million for the nine months ended September 30, 2005, compared to $2.8 million for the same period in the prior year. Revenues for the nine months ended September 30, 2005 were impacted, as described above, by our largest telecom customer migrating to a more cost effective Interphase controller board for their applications.
Gross Margin
For the three months ended September 30, 2005, gross margin, as a percentage of sales, was 50% compared to 56% for the same period in the prior year. The decrease in gross margin as a percentage of sales relates to an increase in the Company’s excess and obsolete inventory charges to $200,000 for the three months ended September 30, 2005. There were no excess and obsolete inventory charges during the same period in the prior year. The remaining decrease in gross margin is due to the manufacturing plant operating further below capacity when compared to the same period in the prior year.
Gross margin as a percentage of sales was 53% and 55% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in gross margin as a percentage of sales primarily relates to an increase in the Company’s excess and obsolete inventory charges to $600,000 for the nine months ended September 30, 2005 compared to $200,000 for the same period in the prior year. The increase in excess and obsolete inventory charges primarily relates to product end of life activities. The Company believes that pricing pressures in the industry may dampen gross margins in future periods.
Research and Development
The Company’s investment in the development of new products through research and development was $1.9 million for the three months ended September 30, 2005 and 2004. As a percentage of total revenue, research and development expense was approximately 27% in the third quarter of 2005 as compared to approximately 23% for the same period for the prior year. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing while research and development expense remained flat. The Company will continue to monitor the level of research and development costs concurrently with actual revenue results.
The Company’s investment in the development of new products through research and development was $6.1 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in research and development expense primarily relates to foreign currency changes as the dollar dropped in value relative to the Euro. As a percentage of revenues, research and development expenses were 26% for the nine months ended September 30, 2005 and 22% for the nine months ended September 30, 2004. The increase in research and development costs as a percentage of sales is due to revenue decreasing while research and development expenses increased slightly.
Sales and Marketing
Sales and marketing expenses were $1.7 million and $1.5 million for the three months ended September 30, 2005 and 2004, respectively. Approximately 65% of the increase relates to compensation related expenses as the Company expanded its marketing operations. The remaining portion of the increase primarily relates to fees associated with outside consulting services. As a percentage of total revenue, sales and marketing expense was approximately 24% for the third quarter of 2005 and 18% for the same period in the prior year. The increase in sales and marketing expense as a percentage of total revenue is due to revenue decreasing while sales and marketing expenses increased slightly. The Company will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

Sales and marketing expenses were $4.8 million and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, sales and marketing expense was approximately 20% for the nine months ended September 30, 2005 and 17% for the nine months ended September 30, 2004. The increase in sales and marketing expense as a percentage of total revenue is due to revenue decreasing while sales and marketing expenses increased slightly.
General and Administrative
General and administrative expenses were $885,000 and $767,000 for the three months ended September 30, 2005 and 2004, respectively. As a percentage of total revenue, general and administrative expenses were approximately 13% in the third quarter 2005 and 9% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is primarily due to revenue decreasing while general and administrative expenses increased slightly. The Company will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
General and administrative expenses were $2.7 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in general and administrative expense is related to compensation related expenditures. As a percentage of total revenue, general and administrative expense was approximately 12% and 10% for the nine months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expense as a percentage of total revenue is due to revenue decreasing at a higher rate than the decrease in general and administrative expenses.
Interest Income, Net
Interest income, net of interest expense, increased to $104,000 for the three months ended September 30, 2005 from $69,000 in the comparable period in the prior year. The increase in interest income, net for the three month period primarily relates to higher investment rates of returns. Interest income, net of interest expense, was $269,000 for the nine months ended September 30, 2005 and $158,000 for the nine months ended September 30, 2004. The increase in interest income, net for the nine month period is primarily due to the Company converting a large portion of its cash to marketable securities near the end of the second quarter of 2004 thus improving the overall investment rate of return.
Other Expense, Net
Other expense, net, was $8,000 for the three months ended September 30, 2005 and 2004. Other expense, net, was $62,000 for the nine months ended September 30, 2005 compared to zero for the nine months ended September 30, 2004. The increase in other expense, net, for the nine month period presented primarily relates to the change in market value of a foreign exchange derivative financial instrument which resulted in a charge to other expense of approximately $52,000 for the nine months ended September 30, 2005. See Note 3 in Notes to Condensed Consolidated Financial Statements for more information.
Income Taxes
Although the Company was in a net loss position for the nine months ended September 30, 2005, the Company recorded a $153,000 tax provision due to taxes on foreign income. The Company’s tax provision rate was less than 1% for the same period in the prior year.
The effective tax provision rate for the periods presented differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2005 and September 30, 2004. The Company also incurred taxes on foreign income during the periods presented.
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

Net (Loss) Income
The Company reported a net loss of $912,000 for the three months ended September 30, 2005, as compared to a net income of $500,000 for the same period in the prior year. Basic loss per share for the three months ended September 30, 2005 was ($0.15). Basic and diluted earnings per share for the three months ended September 30, 2004 was $0.09 and $0.08, respectively. The Company reported a net loss of $1.2 million for the nine months ended September 30, 2005, as compared to a net income of $1.9 million for the nine months ended September 30, 2004. Basic loss per share for the nine months ended September 30, 2005 was ($0.21). Basic and diluted earnings per share for the nine months ended September 30, 2004 was $0.33 and $0.29, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $1.2 million in the nine months ended September 30, 2005. Cash and cash equivalents decreased $8.0 million in the nine months ended September 30, 2004 primarily due to the purchase of approximately $12.4 million of marketable securities partially offset by cash provided by operating activities. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2005 and 2004 are generally similar to the trends in the Company’s earnings except for provisions for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash provided by operating activities totaled $1.0 million for the nine months ended September 30, 2005, compared to a net loss of $1.2 million. Cash provided by operating activities was $2.6 million for the nine months ended September 30, 2004, compared to a net income of $1.9 million. Provisions for uncollectible accounts and returns increased slightly for the nine months ended September 30, 2005 compared to the same period in 2004. The provision for excess and obsolete inventories increased $400,000 for the nine months ended September 30, 2005 compared to the same period in 2004. Depreciation and amortization increased slightly for the nine months ended September 30, 2005 compared to the same period in 2004. Amortization of restricted stock increased for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 as the Company issued restricted stock to employees and directors during the second quarter 2005. See Note 7 in Notes to Condensed Consolidated Financial Statements for more information.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $246,000 for the nine months ended September 30, 2005 compared to cash used in investing activities of $11.1 million for the nine months ended September 30, 2004. Cash provided by or used in investing activities in each of the periods related principally to additions to property and equipment, capitalized software and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software increased to $520,000 for the nine months ended September 30, 2005 compared to $443,000 for the nine months ended September 30, 2004. The additions for the nine months ended September 30, 2005 primarily related to equipment purchases for the engineering, manufacturing and information technology functions of the Company. The additions for the nine months ended September 30, 2004 were focused on software and equipment purchases for the sales, engineering and information technology functions of the Company. Purchases of marketable securities decreased for the nine months ended September 30, 2005 to $8.6 million compared to $12.4 million for the nine months ended September 30, 2004. Proceeds from the sale of marketable securities increased to $9.4 million for the nine months ended September 30, 2005 compared to $1.8 million for the same period in 2004.

Financing Activities
Net cash provided by financing activities totaled $50,000 for the nine months ended September 30, 2005 compared to $401,000 for the nine months ended September 30, 2004 and related to proceeds from employees exercising stock options.
Commitments and Contingencies
Commitments
At September 30, 2005, the Company had no material commitments to purchase capital assets, however, planned capital expenditures for 2005 are estimated at approximately $700,000, the majority of which relates to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations as of September 30, 2005, are its operating leases on facilities and future debt payments related to the Company’s credit facility. To date, the Company has not paid any dividends and does not anticipate paying any dividends in 2005.
Contingencies
In 2004, the Company agreed to perform a minor repair, at no cost to a customer, of approximately 1,800 units that were shipped between December 2003 and April 2004. The actual cost to repair the units was insignificant. However, the Company estimated that other costs including shipping related charges and installation related charges could be more significant. The Company had estimated that the range of the potential liability was between approximately $225,000 and $650,000 but could not determine an amount within that range which was more likely than another. Therefore, in accordance with FIN No. 14, “Reasonable Estimation of the Amount of a Loss — an Interpretation of FASB Statement No. 5”, the Company had recorded, in accrued liabilities, the minimum liability amount of approximately $225,000 at December 31, 2004.
During the first quarter of 2005, the Company completed the transaction described above resulting in a total cost of $300,000. As noted above, the Company had previously recorded a liability in the amount of $225,000. Therefore, the Company recorded an additional charge of $75,000 in cost of sales during the three months ended March 31, 2005. The Company does not expect to incur any additional costs related to this transaction in future periods.
Other
On November 10, 2005, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program is to improve the Company’s ability to continue to strategically fund research and development efforts, to balance the Company’s skills to align with the future directions, and to streamline the Company in its continued focus on being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan, Interphase will reduce its workforce by approximately 30 employees. The global workforce reduction impacts all functions within the Company. Interphase expects to record a restructuring charge in the fourth quarter of 2005 in the range of $450,000 to $550,000. These expenses will result in future cash expenditures that will be utilized to cover employee severance and benefits. These amounts will be paid out under the restructuring plan and will be complete by the end of the second quarter of 2006. The Company currently estimates that activities related to the restructuring plan will remove over $2.0 million of annualized operating costs.
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
The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, its capital expenditure requirements and estimated future operating cash flows. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of its common stock or take a combination of such steps to manage its liquidity and capital resources. In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations. In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

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
Beginning in 2005, the new law also provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities (as defined). Although the Company believes that the majority of its operations meet the definition of qualified domestic manufacturing activities, the Company does not expect to benefit from the special manufacturing deduction in 2005, primarily because the Company projects its U.S. taxable income in 2005, if any, will be fully offset by its existing U.S. net operating loss carryforwards.
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123(R), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. Therefore, the Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. The Company is currently assessing the impact that the statement may have on its financial statements.
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
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN No. 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN No. 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $231,000 and $230,000 for the three months ended September 30, 2005 and 2004, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $911,000 and $737,000 for the nine months ended September 30, 2005 and 2004, respectively.
In an attempt to mitigate the risk described above, the Company entered into a foreign exchange contract in April 2005. This derivative financial instrument does not meet the criteria to qualify as a hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and therefore any change in the market value is recognized as a gain or loss in the period of the change. Under the terms of this contract, the Company will acquire 800,000 Euros on October 3, 2005 for $1,015,840. At September 30, 2005, the U.S. Dollar fair value of the Euros to be received was $963,440 resulting in a charge to other expense of approximately $2,000 in the third quarter 2005 and a charge to other expense of approximately $52,000 for the nine months ended September 30, 2005.
Market Price Risk
The Company had no equity hedge contracts outstanding as of September 30, 2005 or December 31, 2004.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2005. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2005. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2004.
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
Item 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

2(a)	Stock Purchase Agreement, dated as of June 29, 1996, between Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder Ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (7)

3(a)	Certificate of Incorporation of the registrant. (1)

3(b)	Amendment to Articles of Incorporation of the registrant. (10)

3(c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (12)

4(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (11)

10(a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto. (9)

10(b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. (10)

10(c)	Registrant’s United Kingdom Incentive Stock Option Sub-Plan. (3)

10(d)	Stock Purchase Warrant issued to Motorola, Inc. (4)

10(e)	Lease on Dallas facility. (5)

10(f)	Directors Stock Option Plan and Amendment No. 1 thereto. (6)

10(g)	Directors Stock Option Plan Amendment No. 2. (10)

10(h)	Loan Agreement between Interphase Corporation and BankOne Texas, N.A. (8)

10(i)	Purchase Agreement between Interphase Corporation and Cisco Systems Inc. (9)

10(j)	Motorola Stock Repurchase Agreement. (2)

10(k)	Registrant’s France Incentive Stock Option Sub-Plan. (12)

10(l)	Sublease on Plano facility. (12)

10(m)	Credit Agreement between Interphase Corporation and Bank One, NA. (12)

10(n)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (13)

10(o)	Lease on Facility at 2105 Luna Road, Carrolton, Texas. (13)

10(p)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (15)

10(q)	Interphase Corporation 2004 Long-Term Stock Incentive Plan (14)

31(a)	Rule 13a-14(a)/15d-14(a) Certification. (16)

31(b)	Rule 13a-14(a)/15d-14(a) Certification. (16)

32(a)	Section 1350 Certification. (16)

32(b)	Section 1350 Certification. (16)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on October 15, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1988, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-Q for the quarter ended April 30, 1989, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 8-K on October 4, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(14)	Filed as an exhibit to Def 14A on March 31, 2004, and incorporated herein by reference.

(15)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(16)	Filed herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION
(Registrant)

By:	/s/ Thomas N. Tipton Jr.

Thomas N. Tipton Jr.
Interim Chief Financial Officer,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)
Plano, Texas
November 14, 2005