Form 10-K
period 2005-12-31
INTERPHASE CORP
filed 2006-03-22
CIK 728249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-13071
INTERPHASE CORPORATION
(Exact name of registrant as specified in its charter)

Texas	75-1549797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2901 North Dallas Parkway, Suite 200, Plano, Texas 75093
(Address of Principal Executive Offices and Zip Code)
Registrant’s telephone number, including area code: (214) 654-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2005, was approximately $34,400,000. As of March 15, 2006, shares of common stock outstanding totaled 6,023,562.
DOCUMENTS TO BE INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
Item 1. Business.
Introduction
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) provide robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on an almost 30-year history of providing advanced Input/Output (I/O) solutions for telecommunications and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key role in delivering next generation AdvancedTCA® (Advanced Telecommunications Computing Architecture or ATCA), MicroTCA and AdvancedMC™ (Advanced Mezzanine Card or AMC) solutions to the marketplace. The Company’s products enable telecommunications equipment manufacturers to deploy robust and highly scalable network infrastructure equipment into Third Generation Wireless (3G), IP Multimedia Subsystem (IMS), Voice over IP (VoIP) and Broadband Access Networks worldwide, enabling the delivery of advanced IPTV and Triple Play services. The Company is headquartered in Plano, Texas with sales offices across the globe, and its clients include Alcatel, Ericsson, Fujitsu Ltd., Hewlett Packard, Lucent Technologies, Motorola Inc., Nortel Networks Ltd., and Samsung.
The Company maintains a Web site on the Internet with the address of www.interphase.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2005 and copies of the Company’s Quarterly Reports on Form 10-Q for 2004 and 2005 and any Current Reports on Form 8-K for 2004 and 2005, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such Web site. The general public may obtain any materials the Company files with the SEC at 1-800-SEC-0330, or since the Company is an electronic filer, the SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Key Terms and Definitions
Interphase is a technology company; as such, many terms used by the Company may be unfamiliar to those outside the industry. The following are some key terms that may be useful in helping the reader understand the products, technologies, and markets relevant for the Company.
3G – Third-generation mobile telephone technology. The services associated with 3G provide the ability to transfer both voice data (a telephone call) and non-voice data (such as downloading information, exchanging email, and instant messaging).
3GPP – 3rd Generation Partnership Project; a collaboration agreement that was established in December 1998. 3GPP is a co-operation among the following standards organizations: ETSI (Europe), ARIB/TTC (Japan), CCSA (China), ATIS (North America) and TTA (South Korea). The scope of 3GPP is to make a globally applicable 3G mobile phone system specification within the scope of the ITU’s IMT-2000 project. 3GPP specifications are based on evolved GSM specifications, now generally known as the UMTS system.

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
AdvancedTCA® or ATCA (Advanced Telecom Computing Architecture) – The next generation of platform architecture beyond CompactPCI defined by the PICMG standards body as the PICMG 3.0 series of specifications. This architecture affords greater bandwidth, processing and board density, cooling abilities, and memory, while enabling delivery of highly reliable, scalable and manageable telecommunications products to meet the growing needs of next-generation applications for converged communications networks. AdvancedTCA is a registered trademark of PICMG.
AdvancedMC™ or AMC (Advanced Mezzanine Card) – AdvancedMC specifications define the mezzanine card form factor for use with ATCA platforms. AdvancedMC enhances ATCA flexibility by extending its high-bandwidth, multi-protocol interface to individual hot-swappable modules, which are optimized for packet based telecom applications. Together, ATCA blades equipped with AdvancedMC modules give telecom equipment manufacturers (or TEMs) a versatile platform for quickly building modular telecom systems that could be designed, manufactured, scaled, upgraded and serviced at a much lower cost. AdvancedMC is a trademark of PICMG.
ATM (Asynchronous Transfer Mode) – A network technology used in Wide Area Networks that supports real-time voice, real-time video, and data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service for that transmission. However, unlike telephone switches that dedicate circuits end-to-end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Megabits per second (Mbps).
Backplane – The interconnect mechanism that links all printed circuit boards within a system so various boards can communicate and work together for a common purpose as a system. The backplane extends perpendicularly across all boards in a system and offers sockets for boards to be plugged into.
Base Station Controller (BSC) – A robust network element that handles allocation of radio channels, receives measurements from mobile phones, controls handovers from base station to base station, etc. Many BSCs act as a full switching center while also providing data for network management and measurement.
Blade – A subsystem within a system contained within a single system slot. A blade can operate as a single board in a slot or with a multitude of boards, including mezzanine cards on a carrier card.
Broadband – A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice grade line.

Building Blocks – The basic board-level products used in a system; these products are combined with other hardware and software building blocks to build a network element, system and/or application.
CDMA (Code Division Multiple Access) – A form of multiplexing and a method of multiple access that does not divide up the channel by time or frequency, but instead encodes data with a certain code associated with a channel and uses the constructive interference properties of the signal medium to perform the multiplexing. CDMA is used in digital cellular telephony systems for delivery of very high bandwidth mobile access.
Communications Controller – Communications controller modules (similar to a network interface card) designed specifically for carrier-grade computer systems that often support signaling, switching and routing networks. Communication controllers must conform to specifications that maintain overall system compliance to the rigorous performance and reliability standards that apply to telecom service provider equipment into which they are integrated. Controllers are essentially intelligent network interface cards.
CompactPCI® (cPCI) – An industrial-grade variation of the PCI bus standard that utilizes the Eurocard (VME) form factor. CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (99.999%) reliability. Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.
CompactPCI Packet Switching Backplane (cPSB) – The newest generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology served as the foundation for the new AdvancedTCA standard architecture from PICMG.
Ethernet – A Local Area Network standard used for connecting computers, printers, workstations, and servers. Ethernet operates over twisted wire, coaxial cable and fibre optic cables at speeds starting at 10 Mega Bits per second (10Mbps). The original 10Mbps specification was extended to a speed of 100Mbps transmission bandwidth with Fast Ethernet and to 1000Mbps – 1 Gigabit per second (1Gbps) with Gigabit Ethernet. Gigabit Ethernet is now the most popular variant being deployed. Ethernet itself has evolved to the next 10Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10Gbps is expected to become a commonplace offering in enterprise and service provider networks.
ETSI (European Telecommunications Standards Institute) – An independent, non-profit standards organization of the telecommunications industry (equipment makers and network operators) in Europe, with worldwide projection. ETSI has been successful in standardizing the GSM cell phone system.
Gateway Appliances – Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.
Gbps (Gigabits per second) – One thousand million bits per second.

GSM (Global System for Mobile Communications) – The most popular standard for mobile phones in the world. GSM differs significantly from its predecessors in that both signaling and speech channels are digital, which means that it is considered a second generation (2G) mobile phone system. This fact has also meant that data communication was built into the system from very early on. GSM is an open standard which is currently developed by the 3GPP. GSM service is used by over 1.5 billion people across more than 210 countries and territories. The ubiquity of the GSM standard makes international roaming very common between mobile phone operators, enabling subscribers to use their phones in many parts of the world.
IETF (Internet Engineering Task Force) – Formed in 1986, the IETF sets technical standards that run the Internet such as routing, transport and security.
IMS (IP Multimedia Subsystem) – A standardized Next Generation Networking (NGN) architecture designed to enable both wireless and wireline carriers to create and deliver a full portfolio of new telecom services quickly and cost-effectively, and promises to be the cornerstone for fixed/mobile convergence within the telecom world. It uses a Voice over IP (VoIP) implementation based on a 3GPP implementation of SIP, and runs over the standard Internet Protocol (IP). Existing phone systems (both packet-switched and circuit-switched) are supported.
IMT-2000 (International Mobile Telecommunications-2000) – The global standard for third generation (3G) wireless communications as defined by the International Telecommunication Union.
Internet Protocol Television (IPTV ) – A system where digital television is delivered over the internet.
I/O (Input/output) – The transfer of data or voice traffic into and out of a computing device. The main function of an adapter, communications controller, or network interface card is to regulate or control communications I/O.
IP (Internet Protocol) – The standard method or protocol by which data is sent from one computer to another on the Internet.
IPSec (IP Security) – A security protocol from the Internet Engineering Task Force (IETF) that provides authentication and encryption over the Internet.
ITU (International Telecommunication Union) – An international organization established to standardize and regulate international radio and telecommunications. It was founded as the International Telegraph Union in Paris on May 17, 1865. Its main tasks include standardization, allocation of the radio spectrum, and organizing interconnection arrangements between different countries to allow international phone calls.
LAN (Local Area Network) – A short-distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.

Media Gateway – A networking device that converts data from the format required for one type of network to the format required for another. The media gateway is controlled by the media gateway controller. Both are a component of softswitch.
Mbps (Megabits per second) – One million bits per second, when used as a measurement for the speed of telecommunications, networking or local area networking.
MicroTCA – A set of standards that define the ability to use AdvancedMC modules directly, without the need for an ATCA or custom carrier, enabling TEMs to achieve substantial reductions in size, cost and power requirements. MicroTCA is complementary to ATCA for small form-factor central office and outside plant applications like wireless base stations, Wi-Fi/WiMax radio boxes, next-generation digital loop carriers, optical Add/Drop Multiplexers and Fiber-to-the-Curb optical network units. The initial standards are expected to be completed by mid-2006.
Network Elements – Equipment in the telecommunications network that provides various network functions.
OC-3/STM-1 – The American and European standards (respectively) for optical connections at 155.52 Mbps. This line speed is very common in telecommunications access networks.
OC-12/STM-4 – The American and European standards (respectively) for optical connections at 672 Mbps.
Operating System – The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it is running in or by a third party. It is an important component of the computer system because it sets the operational guidelines for all application programs that run on the system. All programs must “talk to” the operating system. Popular network operating systems today include Windows® NT, XP and 2000, VxWorks®, Solaris™ and Linux.
OEM (Original Equipment Manufacturer) – Manufacturers who resell other companies products under its own name.
PCI (Peripheral Components Interconnect) – A printed circuit board bus standard that is currently the main general-purpose bus in many desktop computers and a majority of enterprise servers throughout the world. Telecom servers generally use the newer generation of the PCI architecture which is CompactPCI.
PCI-x (Peripheral Components Interconnect–Extended) – An extension of the original PCI design, PCI-x increases the internal bus speed from 66 MHz to 133 MHz. PCI-x supports a maximum rate of data exchange of 1.06 Gbps. This level of bandwidth is critical for servers running Gigabit Ethernet, Fibre Channel and other high-speed networking applications.
PCI-e (Peripheral Components Interconnect–Express) – An I/O interconnect bus standard that expands on and doubles the data transfer rates of original PCI. PCI-e is a two-way, serial connection that carries data in packets along two pairs of point-to-point data lanes, compared to the single parallel data bus of traditional PCI that routes data at a set rate.

PICMG (PCI Industrial Computer Manufacturers Group) – The technical standards governing body responsible for specifying technical requirements of specific systems architectures, including PCI, CompactPCI, CPSB, and AdvancedTCA. Standardized architectures are intended to provide a common set of rules and parameters for creating a system. The resulting benefit of such specifications is interoperability among multiple vendors for complementary system, thereby providing alternatives to market monopolies created by proprietary system architectures.
PMC (PCI Mezzanine Card) – A low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.
PSTN (Public Switched Telephone Network) – The concentration of the world’s public circuit-switched telephone networks, in much the same way that the Internet is the concentration of the world’s public IP-based packet-switched networks. Originally a network of fixed-line analog telephone systems, the PSTN is now almost entirely digital, and now includes mobile as well as fixed telephones.
Protocol – A specific set of rules, procedures or conventions relating to format and timing of data transmission between two devices in a telecommunication connection.
Radio Network Controller (RNC) – The governing element in a UMTS radio access network responsible for control of base stations which are connected to the controller. The RNC carries out radio resource management, some of the mobility management functions and is the point where encryption is done before user data is sent to and from the mobile device.
Router – A highly intelligent device that acts as a junction between two networks to transfer data packets among them.
SIP (Session Initiation Protocol) – A text-based protocol developed by the IETF for initiating, modifying, and terminating an interactive session between users that involves multimedia elements such as video, voice, instant messaging, online games, and virtual reality in a IP-based packet network. In November 2000, SIP was accepted as a 3GPP signaling protocol and permanent element of the IMS architecture. SIP is one of the leading signaling protocols for VoIP.
Softswitch (Software Switch) – A generic term for an open application program interface software used to bridge a public switched telephone network and the Internet Protocol by separating the call control functions of a phone call from the media gateway (transport layer).
Signaling Gateway – A gateway appliance component solely responsible for translating signaling messages (i.e. information about call establishment and teardown) between one medium (usually IP) and another (PSTN). A signaling gateway is often part of a softswitch in modern VoIP deployments.
SIGTRAN (Signaling Transport) – A standard defined by IETF as “an architecture framework for transport of message-based signaling protocols over IP networks.”

SS7 (Signaling System 7) – The protocols used in the PSTN for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier and it also routes local calls based on the first three digits of the phone number.
T1/E1 – A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second) or 2.048 Mbps for the European E1 standard. T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances.
T3/E3/J3 – A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a T3 link is capable of handling 672 voice conversations. E3 is the European equivalent and J3 is the Japanese equivalent to T3.
TEM (Telecommunications Equipment Manufacturer) – A company that manufacturers telecom equipment for sale to telecommunications carriers.
Triple Play – The delivery of voice, video and data over a single broadband connection
User Plane – An ATM term referring to the functions which address flow control and error control. The User Plane cuts through all 4 layers of the ATM Protocol Reference Model.
VME (VersModule-Eurocard) – A mechanical and electrical bus standard developed in the late 1970’s, with a backplane that runs at 80 Mbps and is most commonly used in commercial, military and industrial applications.
VoIP (Voice over Internet Protocol) – A phone call transmitted over a data network. The “Internet Protocol” is a catch-all for the protocols and technology of encoding a voice call that allow the voice call to be slotted in between data calls on a data network.
Virtual Private Network (VPN) – A highly secure network service offering used for accessing a corporate local area network, server or corporate intranet using the resources of the public Internet. VPNs are highly effective for telecommuters, traveling employees, and/or to link branches or regions, vendors, partners, affiliates, etc. to a corporate office/network.
WAN (Wide Area Network) – A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a LAN outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN (virtual private network) connectivity.

Mission
The Company’s mission is to provide innovative, high-performance connectivity solutions for the telecommunications and enterprise embedded system markets and to become the leader in providing robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network.
The Company’s ongoing strategy is to become the vendor of choice and a commercial off-the-shelf (COTS) market leader as the standards-based COTS market has begun to mature, giving Interphase a powerful foothold within the major TEM accounts. The Company has made substantial progress toward this objective in 2005, expanding its reach into many of the industry’s largest telecom equipment manufacturers, diversifying its customer base and extending its global reach.
To achieve these objectives, Interphase is pursuing several key initiatives that include:
Building innovative and high quality building blocks and gateway appliances for the delivery of high performance communications infrastructure products
The Company’s diverse product portfolio includes versatile communications boards, integrated hardware and software subsystems and gateway appliances delivered to the TEMs for integration into a wide variety of wireline and wireless applications that enable ubiquitous end-to-end multimedia connectivity.
The Company has established a premier presence in this marketplace with a product portfolio based on various form factor technologies: PMC, cPCI/cPSB and PCI. The Company has differentiated its product offering by providing hardware products with integrated software to deliver solutions that enable ease-of-integration and help address the critical time-to-market constraints that the Company’s customers face in the highly competitive global markets. The Company’s offerings have been further enhanced by offering gateway appliances that deliver robust and complete solutions targeting specific interworking needs in the telecom infrastructure; these appliances integrate Interphase building block products and software into more robust and complete solution offerings.
In 2005, the Company enhanced this strategy by focusing on the ongoing transformation of the platform architecture for telecommunications systems to AdvancedTCA and MicroTCA. Interphase has successfully completed the design and development activity of the initial products in the emerging AdvancedTCA and AdvancedMC product portfolio.
By conducting a comprehensive analysis of the market, Interphase determined that in order to grow revenues, it must participate in supplying solutions to the user plane (or “bearer plane”) segment of the market, which management believes represents a much larger opportunity than the Company’s initial target market segment based primarily on signaling. This strategy is translated into the delivery of new AdvancedTCA and AdvancedMC products that address diverse applications such as Radio Network Controllers, Media Gateways and Base Station Controllers in the emerging broadband access infrastructure.

As the telecommunications network transitions from a circuit switched-based network to a packet, or IP, switched network, securing the transmission of information transported across the Internet has become very critical. In 2005, Interphase introduced a comprehensive portfolio of security products in PMC and PCI form factors to address the emerging requirements for encryption and data security within emerging IP network platforms.
The Interphase professional services group continues to provide the ability to customize and tailor the Company’s standards-based product offerings to the specific and unique needs of its customers’ application solutions.
With a high performance and high quality product portfolio, ease of integration, highly capable development, post-development support and professional services for customization and integration, Interphase has established itself as a “trusted partner” to its global TEM customer base delivering cost-effective and expedient time-to-market solutions that enable its customers to deliver advanced communications infrastructure solutions.
Delivering advanced slot-optimization and security products for enterprise class applications
As the enterprise server market has advanced to deliver high performance computing solutions, high throughput networking adaptor and security products have become essential to deliver end application performance needs.
Advances in the PCI interconnect technology to higher speeds (PCI-x) and serial connectivity (PCI-e) have enabled server solutions to meet ever-increasing connectivity and bandwidth requirements. Interphase continued to evolve its innovative slot-optimization product portfolio with the design and delivery of its 4 port Gigabit Ethernet network adaptor products which support PCI-x and PCI-e.
The Company also enhanced its network security product portfolio with the delivery of advanced security adaptor products for integration into diverse applications such as firewalls and VPN security platforms.
Delivering a comprehensive environment-friendly product portfolio
The Directive of the European Parliament and of the Council on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) prohibits new electrical and electronic equipment from being placed on the European market after July 1, 2006, if they contain higher than specified levels of environmentally harmful elements such as lead. Although initiated by the European Union, similar directives are also being adopted in various other countries, primarily in the Asia/Pacific region.
Interphase established early leadership in this area by shipping its first RoHS-compliant product in April 2005. The Company’s aggressive timetable has enabled Interphase to work very closely with its customers to deliver products that are either fully compliant or have a customized compliance based on telecommunications exemptions. The Company has successfully met RoHS compliance standards across its product portfolio for multiple customers well before the July 2006 deadline, thus enabling customers to deliver products that are in compliance with the stringent environmental standards ahead of the deadline.

Delivering superior customer service
Throughout the Company’s almost 30-year history, Interphase has established strong relationships with top-tier global suppliers of enterprise computer and telecommunications equipment. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company’s technical support is staffed by subject-matter experts for both telecom and enterprise products, allowing Interphase to deliver superior pre- and post-sales support and services.
Establishing key strategic alliances and partnerships
Interphase products are utilized by customers in conjunction with other companies’ products to enable the delivery of leading-edge network solutions. By delivering standards-compliant, interoperable products, Interphase helps to ease the integration efforts for our end customers. A key to ensuring interoperability is the pre-testing of Interphase products with complementary products from other vendors in the supply chain.
In addition, with the emergence of standards-based platforms and products, such as AdvancedTCA, there have been significant changes in the telecommunications industry value chain. This has resulted in a rise in importance of systems integrators who have taken on a number of tasks which were previously performed in-house by the TEMs.
Interphase has recognized this trend and focused its sales and marketing efforts to establish strategic relationships with many of the component and systems integration vendors in the industry supply chain. The benefits of these alliances include exposure to new customer opportunities, additional higher value-add opportunities at existing customers and the increased ability to win competitive bids by emerging as the “I/O vendor of choice” where Interphase is the strategic supplier to all bidding parties. These relationships also provide Interphase the opportunity to leverage joint marketing efforts to increase market exposure in areas such as industry trade events, seminars, joint whitepapers, articles, etc.
Enhancing operational efficiencies
One of the key motivations for an industry to move to standards-based products is the ability to reduce overall system costs and re-use these products across multiple applications to maximize flexibility. The move to AdvancedTCA standards in the telecommunications industry is driven by the same needs for cost reduction and supply chain optimization. The emergence of low-cost Asian product manufacturers has increased the competitive landscape and the need for highly cost-effective solutions in the marketplace. For Interphase, these trends are expected to result in a compressing of product profit margins and will, in turn, dictate the need for the Company to increase product delivery and manufacturing efficiencies.
To respond effectively to these business trends the Company has reduced the workforce in all non-critical areas to align spending with expected 2006 revenues and is also regularly examining spending and productivity against global benchmarks, putting in place metrics designed to enable global competitiveness.

Products
Interphase offers a comprehensive portfolio of products bundled with optimized software packages to address applications in the telecommunications and enterprise networking markets. These products span multiple form factors including PCI, PCI-x, PCI-e, PMC, cPCI, cPSB, AdvancedTCA and AdvancedMC.
Building Block Component Products
The building block products constitute the fundamental solutions offered by Interphase to meet the modularity, flexibility, high-performance and reliability requirements for delivery of advanced telecommunications and enterprise services. The modular design of these products enables their use across a wide variety of applications, creating cost-effective and high re-use value to customers. Building block products manufactured by Interphase include: integrated communications controllers, ATM network interface cards, security accelerator cards and Gigabit Ethernet network interface cards.
Integrated Communications Controllers
The integrated communications controller product family is designed to enable different types of physical connections within the telecommunications network. These products fall into the subcategories of T1/E1/J1 controllers and high-density interface controllers.
T1/E1/J1 Controllers
This flagship product line consists of multiple solutions designed to support prevalent physical connections in the network. These products typically support the T1 North American format, the E1 European format (adopted by many other countries worldwide, including Asia and Australia) and the J1 (and derived formats) used in Japan. All of these products are offered together with the field-proven Interphase iWare® Software Development Suite. Key products include:
iSPAN 4538 – a PMC with two T1/E1/J1 interfaces on the front faceplate and a 10/100 Ethernet port
iSPAN 4539/4539F – a PMC with four T1/E1/J1 interfaces via front or rear access, and a 10/100 Ethernet interface on the front
iSPAN 5539F – a PCI card with four T1/E1/J1 interfaces for use in server systems
iSPAN 1635 – a cPSB card with eight T1/E1/J1 interfaces via front or rear access
Some of the key network elements enabled by this product family include:
•	Radio Network Controller (RNC)

•	Mobile Switching Center (MSC)

•	Short Message Service Center (SMSC)

•	Home Location Register/Home Subscriber Subsystem (HLR/HSS)

•	Signaling Gateway

•	Softswitch

•	Media Gateway

•	Service Control Point

•	Media Servers
High Density Interface Controllers
These products enable high bandwidth connections used in many different telecommunications network applications. These products support the North American DS-3, OC-3 and OC-12 connection formats and STM-1 and STM-4 European connection formats, both of which are used globally. Key products include:
iSPAN 4531/4531P – a PMC that provides reliable, high performance ATM communications over DS3 connections
iSPAN 4532 – an intelligent, high-performance single-port OC-3/STM-1 ATM PMC with a 10/100 Ethernet interface. This product is offered with the field-proven Interphase iWare® Software Development Suite.
iSPAN 4532P/Q – four-port OC-3/STM-1 passive PMCs with support for a variety of fiber optic connection types
iSPAN 4533P – a single-port OC-12/STM-4 passive interface PCM with support for a variety of fiber optic connection types
Some of the key network elements enabled by this product family include:
•	Radio Network Controller (RNC)

•	Mobile Switching Center (MSC)

•	DSL Access Multiplexers

•	Cable Modem Termination System (CMTS)
ATM Network Interface Cards
The ATM network interface cards are used in many broadband networking elements for processing information transported on ATM networks. Key products include:
iSPAN 4575/4576 – a single or dual-port OC-3/STM-1 PMC for ATM processing
iSPAN 5575/5576 PCI ATM Communications Interface Card – a single or dual-port OC-3/STM-1 PCI card for ATM processing
Some of the key network elements enabled by this product family include:
•	Serving GPRS Service Node (SGSN)

•	Gateway GPRS Service Node (GGSN)

•	Operations, Administration and Management devices used for back-end services in the telecommunications infrastructure

Security Acceleration Cards
The Interphase Security product portfolio provides encryption and decryption capabilities enabling customers to securely operate enterprise or telecommunications networks. Key products include:
45NS – a PMC designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
55NS/5585 – PCI cards designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
Key applications enabled include:
•	Firewall and VPN solutions

•	On Line Transaction Processing (OLTP)

•	Network Management solutions
Gigabit Ethernet Network Interface Cards
Interphase offers a broad portfolio of multi-port Gigabit Ethernet solutions that provide enhanced Ethernet connectivity for a variety of telecommunications and enterprise networking solutions. Key products include:
454G SlotOptimizer™ – a quad-port PMC Ethernet card for high-density Ethernet connectivity
554GB SlotOptimizer – a quad-port PCI Ethernet card with PCI-X for high density Ethernet connectivity
Key network elements and applications include:
•	High performance computing servers for engineering applications

•	Serving GPRS Service Node (SGSN)

•	Softswitches
Gateway Appliance Solutions
Interphase gateway appliances provide targeted high performance and easy-to-manage solutions to address the needs of interworking in the emerging transition from PSTN and ATM-based legacy networks to all-IP based networks. These appliances integrate Interphase building block products and software into more robust and complete solution offerings. Key products include:
iNAV® 9200 Broadband Access Gateway – an advanced, price/performance-maximized solution for applications requiring the translation of IP to/from ATM
iNAV 9400 Signaling Gateway – provides seamless translation of SS7 to/from SIGTRAN for use in the transition of PSTN to IP networks.

New Product Development
There are a number of major market trends in the telecom market that will affect Interphase solution offerings. Interphase must rapidly respond to these market trends with expansions in its product portfolio and offerings.
Of the major market trends, perhaps the most prominent is the move from circuit switched-based networks to IP/Ethernet packet-based networks. This move has a profound impact on the telecom markets served by Interphase. The industry’s embrace of IP/Ethernet-based networks is primarily fueled by the following factors:
•	Ethernet-based IP networks offer an inexpensive, ubiquitous broadband packet-based delivery approach for carriers. The simplicity of IP-based Ethernet networks will shorten the period of new service deployment and time to revenue.

•	The second promise of this network architecture is greatly reduced cost of purchasing (CAPEX), provisioning and maintaining their networks (OPEX).

•	Another significant trend in the COTS market is the move to AdvancedTCA platforms. Sponsored primarily by Intel, a number of AdvancedTCA suppliers have emerged to address the ever-growing needs of TEMs. TEMs have been reducing their internal development infrastructure over the past several years and are now dependent on outsourced solutions to meet their product development needs.

•	The IP Multimedia Subsystem (IMS) standard architecture is enabled by a high bandwidth IP/Ethernet backbone, and promises to offer multimedia service delivery to end user devices (wireless or wireline.)
Interphase is focused on developing high performance, highly reliable COTS products based on current and emerging standards such as AdvancedTCA, which enable its customers to deliver cost-effective and expedient time-to-market solutions that address the above market trends.
Telecom Segment Initiatives
In the telecommunications segment, Interphase continues to expand its product portfolio with the inclusion of new user plane targeted products. These products are designed to address the needs of high bandwidth applications for 3G wireless networks, VoIP networks, broadband access networks and the advanced services capabilities promised by the emerging IMS network architecture.
AdvancedTCA and MicroTCA
AdvancedTCA standards define a highly reliable, manageable, high-performance and flexible platform architecture that enables the delivery of high throughput network solutions. Hence, TEMs have embraced AdvancedTCA as a common platform framework to deliver systems solutions to meet the needs of 3G wireless, IMS and VoIP network deployments.

The field-replaceable AdvancedMC module standards introduce additional flexibility for the delivery of application-specific functions to enhance a common platform vision and architecture.
Furthermore, the MicroTCA standards define a smaller platform that uses AdvancedMCs. MicroTCA can be used to deliver complete network elements such as Base Stations, NodeBs, DSL access multiplexers, WiMAX base stations, IP-PBXs, etc.
Interphase seeks to preserve and expand its existing business from key customers by extending our product line to natural follow-on products based on AdvancedTCA and AdvancedMC. These standards avail us to participate in both AdvancedTCA and MicroTCA opportunities as these common platform requirements emerge. Secondly, and perhaps more importantly, Interphase intends to expand its product focus to include key user plane-oriented products capable of providing cost-effective functionality in an AdvancedMC form factor.
Interphase has completed the design of its initial two AdvancedMC products in preparation for delivery to customers for system integration purposes. The Company has also initiated the development and design of additional AdvancedTCA, MicroTCA and AdvancedMC products based on multiple customer requests and interactions throughout the year. Interphase plans to have these next-generation products available in 2006 and 2007.
Appliance Solutions
Interphase continues to expand and innovate with its appliance solutions, by delivering easy to use and easy to manage devices that address key transition requirements in the network infrastructure. During 2005, Interphase delivered its Signaling Gateway appliance solution for trials and integration to key customers. The Company has also continued to expand the robust feature set and functionality of its Broadband Access Gateway appliance solution to address the needs of broadband access networks to enable advanced applications like triple play and IPTV.
Enterprise Networking Initiatives
In the enterprise networking market, Interphase has focused on delivery of specialized SlotOptimizer solutions for servers used in high performance computing, scientific lab environments and advanced enterprise applications. During 2005, the Company completed the design, delivery and qualification of its high throughput four-port PCI-x Gigabit Ethernet Controller product. In addition, the design and development of the next generation PCI-e four-port Gigabit Ethernet Controller has been completed for initial customer qualification purposes.
Industry Standards Participation
Throughout its history, Interphase has been active in the formulation of industry standards sanctioned by groups such as PICMG and the AdvancedTCA subcommittee in particular. During 2005, the Company has actively participated in the ATCA and AdvancedMC subcommittees and has worked with other key industry participants to help drive the standardization. In addition, Interphase has been an active participant in interoperability events to ensure that the Company’s products are standards compliant as well as fully interoperable with the ATCA carrier board solutions from other vendors to ensure ease of integration for its customers.

Marketing and Customers
The Company’s products are sold to network equipment OEMs for inclusion in embedded systems designed for use in carrier networks and enterprise data networks. During 2005, the Company focused on global expansion of its customer portfolio within top tier TEMs. This penetration has occurred both through direct engagement with TEM development teams as well as by working closely with other industry leaders to deliver pre-tested and pre-integrated solutions to the marketplace
During 2005, sales to Lucent Technologies, Hewlett Packard and Motorola accounted for $7.9 million or 26%, $6 million or 19% and $4.2 million or 14% of the Company’s consolidated revenues, respectively. During 2004, sales to Lucent Technologies and Hewlett Packard accounted for $12.6 million or 36% and $9.6 million or 27% of the Company’s consolidated revenues, respectively. During 2003, sales to Lucent Technologies and Hewlett Packard accounted for $13.5 million or 42% and $9.7 million or 30% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distribution partners. In addition to the Company’s headquarters in Plano, Texas; the Company has sales offices located in or near Los Angeles, California; Minneapolis, Minnesota; Newark, New Jersey; Munich, Germany; Helsinki, Finland; Sydney, Australia; and Paris, France. The Company’s direct sales force markets products directly to key customers and supports manufacturer’s representatives and the distribution channel. In addition, the Company has entered into distribution agreements with key international distribution partners located in countries in North America, Asia and Europe. See Note 15 of the accompanying notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.
Manufacturing and Supplies
Manufacturing operations are currently conducted at the Company’s manufacturing facility located in Carrollton, Texas. The Company’s products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.
The Company uses internally designed products utilizing application specific integrated circuits (ASIC), some of which are sole-sourced, on some of its products, as well as standard off-the shelf items presently available from two or more suppliers. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relations with its vendors.
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
The Company is also subject to the risk of litigation alleging infringement of third party intellectual property rights. Infringement claims could require the Company to expend significant time and money in litigation, paying damages, developing noninfringing technology or acquiring licenses to the technology, which is the subject of asserted infringement.
The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate third-party software into its product line thereby increasing its functionality, performance and interoperability.
Employees
At December 31, 2005, the Company had 126 full-time employees, of which 36 were engaged in manufacturing and quality assurance, 43 in research and development, 24 in sales, sales support, customer service and marketing and 23 in general management and administration.
The Company’s success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend, in large part, upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is significant.
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

Item 1A. Risk Factors.
The marketing and sale of our products involve lengthy sales cycles. This and other factors make business forecasting extremely difficult and can lead to significant fluctuations in period-to-period results.
We have experienced fluctuations in our period-to-period revenue and operating results in the past and may experience fluctuations in the future. Our sales on both an annual and a quarterly basis can fluctuate as a result of a variety of factors, many of which are beyond our control. We may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause our operating results to fall short of anticipated levels for any period. Delays by our OEM customers in producing products that incorporate our products could also cause operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in our revenue and operating results include success in achieving design wins, the market acceptance of the OEM products that incorporate our products, the rate of adoption of new products, competition from new technologies and other companies, and the variability of the life cycles of our customers’ products.
Because fluctuations can happen, we believe that comparisons of the results of our operations for preceding quarters are not necessarily predictive of future quarters and that investors should not rely on the results for any one quarter as an indication of how Interphase will perform in the future. Investors should also understand that, if the revenue or operating results for any quarter are less than the level expected by securities analysts or the market in general, the market price of our common stock could immediately and significantly decline.
The telecommunications signaling and networking business is characterized by rapid technological change and frequent introduction of new products.
The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. Future revenue will depend upon our ability to anticipate technological change and to develop and introduce enhanced products of our own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design-in of one of our products to actual production is 18 to 30 months. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products could have a material adverse effect on our operating results, financial condition and cash flows.
We operate in an intensely competitive marketplace and many of our competitors have greater resources than we do.
The telecommunications, signaling and networking business is extremely competitive, and we face competition from a number of established and emerging start-up companies both public and private. Our principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development. In addition, as we broaden our product offerings, we may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to our product offerings. Increased competition could result in significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. We expect that competition will increase as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.
The loss of one or more key customers or reduced spending by customers could significantly impact our operating results, financial condition and cash flows.
While we enjoy very good relationships with our customers, there can be no assurance that our principal customers will continue to purchase products from us at the current levels. Orders from our customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Customers typically do not enter into long-term volume purchase contracts with us, and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of our major customers, or the reduction, delay or cancellation of orders or a delay in shipment of products to such customers could have a material adverse effect on our operating results, financial condition and cash flows.
Schedule delays, cancellations of programs and changes in customer markets can delay or prevent a design win from reaching the production phase, which could negatively impact our operating results, financial condition and cash flows.
A design win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning approximately 18 to 30 months after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can delay or prevent the design win from reaching the production phase. The customer’s failure to bring their product to the production phase could have an adverse effect on our operating results, financial condition and cash flows.
Design defects, errors or problems in our products could harm our reputation, revenue and profitability.
If we deliver products with errors, defects or problems, our credibility and the market acceptance and sales of our products could be harmed. Further, if our products contain errors, defects and problems, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. While no such litigation currently exists, product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to us, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in our license agreements. A successful product liability claim could seriously harm our business, financial condition and results of operations.
We maintain insurance coverage for product liability claims. Although we believe this coverage is adequate, we are not assured that coverage under insurance policies will be adequate to cover specific product liability claims made against us. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against us.
If our third party suppliers fail to produce quality products or parts in a timely manner, we may not be able to meet our customers’ demands.
Certain components used in our products are currently available from one or a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available with acceptable prices and terms. Inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect gross margins, either of which could have a material adverse effect on operating results, financial condition and cash flows.
We are dependent on one manufacturing facility and if there is an interruption in production we may not be able to deliver products on a timely basis.
We manufacture our products at our Carrollton, Texas facility, and are currently in negotiations to establish alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. If we are successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain their services at the same costs that we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to minimize the effect of the interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.
If we fail to accurately forecast demand for our products, we would be exposed to risk associated with inventory.
We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if circumstances change there could be a material impact on the net realizable value of inventory which could adversely affect our results.

We may be unable to effectively protect our proprietary technology, which would negatively affect our ability to compete.
Our success depends partly upon certain proprietary technologies developed within our software. To date, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies. We generally enter into confidentiality or license agreements with our customers, distributors and potential customers, which limit access to and distribution of the source code to our software and other proprietary information. Our employees are subject to our employment policy regarding confidentiality. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.
Although we believe that our products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, possibly resulting in costly litigation in which we may not ultimately prevail. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require that we seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our operating results, financial condition and cash flows.
It may be necessary to obtain technology licenses from others due to the large number of patents in the computer networking industry and the rapid rate of issuance of new patents and new standards or to obtain important new technology. There can be no assurance that these third party technology licenses will be available on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Such delays or reductions in product shipments could have a material adverse effect on our operating results, financial condition and cash flows.
We depend on key personnel to manage our business effectively.
Our success depends on the continued contributions of its personnel and on its ability to attract and retain skilled employees. Changes in personnel could adversely affect our operating results, financial condition and cash flows.
We have substantial international activities, which expose us to additional business risks including political, economic and currency risks.
We derive approximately 45% of our revenues from sales outside of North America. Economic and political conditions in some of these markets as well as different legal, tax, accounting and other regulatory requirements may adversely affect our results of operations, cash flows and financial condition. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations (See Item 7A – Foreign Currency Risk).

We may require additional working capital to fund operations and expand our business.
We believe our current financial resources will be sufficient to meet the present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:
•	fund research and development of new products beyond what is expected in 2006;

•	expand product and service offerings beyond what is contemplated in 2006 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures.
Our future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. From time to time, we expect to evaluate the acquisition of, or investment in businesses and technologies that complement our current operations. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy the liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. The sale of additional equity securities could result in additional dilution to shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable, if at all. If adequate funds are not available on acceptable terms, our ability to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures would be limited. This limitation could negatively impact our results of operations, financial condition and cash flows.
We have incurred significant losses.
We posted a net loss of approximately $2.3 million for the year ended December 31, 2005. Although we posted net income of approximately $1.7 million for the year ended December 31, 2004, we incurred net losses of approximately $769,000 for the year ended December 31, 2003, $8.4 million for the year ended December 31, 2002, and $9.6 million for the year ended December 31, 2001. In order to achieve profitability again, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, then the market price of our common stock will likely be negatively impacted.
We may experience significant period-to-period quarterly and annual fluctations in our revenue and operating results, which may result in volatility in our stock price.
The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in common stock can have a disproportionately large impact on the quoted price of the common stock.
2007 will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 unless we become an accelerated filer in 2006.
The year ending December 31, 2007 will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). However, if we become an accelerated filer in 2006 then the year ending December 31, 2006 will be the first year that our internal controls over financial reporting will be audited in accordance with Section 404. As a result of the ongoing interpretation of new guidance issued by the standards-setting community and the audit testing yet to be completed, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices lease extends through the end of 2008 and the manufacturing and operations center lease extends through the end of 2009. The Company also leases a 3,000-square foot facility in Lisle, Illinois that supports an engineering laboratory. The Lisle, Illinois lease extends through October 2006. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that primarily supports an engineering team. The Chaville, France lease extends through June 2008. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, computer equipment and fixtures.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since January 1984, shares of the Company’s common stock have been traded on the Nasdaq National Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2004 and 2005 as reported by Nasdaq.

2004	High	Low
First Quarter	19.17	11.30
Second Quarter	12.67	8.36
Third Quarter	12.65	9.21
Fourth Quarter	10.22	6.70

2005	High	Low
First Quarter	8.55	6.34
Second Quarter	7.36	5.41
Third Quarter	7.10	4.47
Fourth Quarter	4.89	4.06
The Company had approximately 2,400 beneficial owners of its common stock, of which 96 were of record as of March 9, 2006.
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
See Note 10 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder approved stock incentive plans.
Item 6. Selected Consolidated Financial Data.
The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the notes thereto appearing elsewhere herein, as applicable.
It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes, for the years ended December 31, 2005, 2004, and 2003.

Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31
	2005	2004	2003	2002	2001

Revenues	$30,852	$35,015	$32,490	$25,123	$28,732

Gross margin	16,097	19,171	16,909	9,792	9,004

Research and development	7,974	8,033	7,719	7,005	7,757
Sales and marketing	6,310	6,107	6,929	5,991	6,812
General and administrative	3,531	3,675	3,547	3,285	3,759
Restructuring charge and other special charges	600	—	—	—	2,091
Goodwill impairment charge	—	—	—	—	2,350

(Loss) income from operations	(2,318)	1,356	(1,286)	(6,489)	(13,765)
Other, net	237	240	305	611	(20)

(Loss) income from operations before income tax	(2,081)	1,596	(981)	(5,878)	(13,785)
Income tax provision (benefit)	218	(122)	(212)	2,523	(4,213)

Net (loss) income	$(2,299)	$1,718	$(769)	$(8,401)	$(9,572)

Net (loss) income per share
Basic EPS	$(0.40)	$0.30	$(0.14)	$(1.51)	$(1.68)
Diluted EPS	$(0.40)	$0.27	$(0.14)	$(1.51)	$(1.68)
Weighted average common shares	5,758	5,719	5,544	5,551	5,705
Weighted average common and dilutive shares	5,758	6,312	5,544	5,551	5,705
Balance Sheet Data:
(In thousands)

	December 31,
	2005	2004	2003	2002	2001

Working capital	$24,554	$26,450	$24,255	$24,254	$31,601

Total assets	29,194	32,098	30,743	30,749	39,243

Total liabilities	6,696	7,310	7,930	7,931	7,323

Redeemable common stock	—	—	—	—	762

Shareholders’ equity	$22,498	$24,788	$22,813	$22,818	$31,158

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of revenue from reseller arrangements and service revenue.
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
Derivative Financial Instruments and Hedging: All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.
Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Beginning January 1, 2006 the Company will implement SFAS No. 123(R) “Share Based Payments.” Since the Company had no unvested options as of December 31, 2005, the adoption of SFAS No. 123(R) will not have a material impact on the consolidated financial statements.
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
CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of sales	47.8%	45.2%	48.0%

Gross margin	52.2%	54.8%	52.0%

Research and development	25.8%	22.9%	23.8%
Sales and marketing	20.5%	17.5%	21.3%
General and administrative	11.5%	10.5%	10.9%
Restructuring charge	1.9%	—	—

(Loss) income from operations	(7.5)%	3.9%	(4.0)%

Interest income, net	1.2%	0.7%	0.7%
Other (expense) income, net	(0.4)%	0.0%	0.3%

(Loss) income before income tax	(6.7)%	4.6%	(3.0)%
Income tax provision (benefit)	0.8%	(0.3)%	(0.6)%

Net (loss) income	(7.5)%	4.9%	(2.4)%

OVERVIEW
2005 was a year of repositioning and refocusing for Interphase as we focused on leading the Company into higher growth market opportunities while entrenching ourselves within our key customer accounts. During 2005, we focused our efforts on building the foundation for long term success which included initiatives to expand our customer base across all geographic segments, expand our product portfolio beyond the signaling segments of the market where we have largely been participating to date. Additionally, we focused our development strategy on AdvancedMC products for the delivery of AdvancedTCA platforms and restructured our cost basis to bring it more in line with revenue and profit expectations in the short term as well as to enhance our competiveness over the long term.
RESULTS OF OPERATIONS
Revenue: Total revenue for the years ended December 31, 2005, 2004 and 2003 were $30.9 million, $35.0 million and $32.5 million, respectively. Revenue decreased 12% in 2005 compared to 2004. This decrease was primarily attributable to Enterprise SlotOptimizer revenue. Enterprise SlotOptimizer revenue decreased approximately 29% to $7.6 million for the year ended December 31, 2005 compared to $10.7 million for the year ended December 31, 2004. We expect that revenue from the current SlotOptimizer product line will continue to decline in 2006 as the product line is near the end of its life cycle. However, we expect that revenues from our new Gigabit Ethernet SlotOptimizer products will help to offset a portion of this revenue decline. Broadband telecom revenue increased slightly to $20.3 million for the year ended December 31, 2005 compared to $20.2 for the year ended December 31, 2004. All other revenue composed primarily of security legacy networking, professional services and storage product lines decreased approximately 27% to $3.0 million for the year ended December 31, 2005 compared to $4.1 million for the year ended December 31, 2004.
Revenue increased 8% in 2004 compared to 2003. This increase was primarily attributable to broadband telecom product revenue. Broadband telecom product revenue increased approximately 13% to $20.2 million for the year ended December 31, 2004 compared to $17.8 million for the year ended December 31, 2003. This increase was partially offset by Enterprise SlotOptimizer revenue which declined approximately 6% to $10.7 million for the year ended December 31, 2004 compared to $11.4 million for the year ended December 31, 2003. All other revenue, composed primarily of security, professional services and legacy networking and storage product lines, increased approximately 26% for the year ended December 31, 2004 to $4.1 million compared to $3.3 million for the year ended December 31, 2003.
Gross Margin: Gross margin as a percentage of sales for the years ended December 31, 2005, 2004 and 2003 was 52%, 55% and 52%, respectively. The decrease in gross margin percentage in 2005 compared to 2004 is primarily driven by excess and obsolete inventory charges. The Company recorded approximately $1.0 million in excess and obsolete inventory charges for the year ended December 31, 2005 compared to approximately $300,000 for the year ended December 31, 2004. The increase in excess and obsolete inventory charges primarily relates to product end of life activities that proceeded more rapidly than anticipated. The Company believes that pricing pressures in the industry may dampen gross margins in future periods.
The increase in the gross margin percentage in 2004 compared to 2003 was partially due to a shift toward more complex, and thus, higher margin products. In addition, the Company’s excess and obsolete inventory charges decreased to $300,000 for the year ended December 31, 2004, compared to $700,000 for the year ended December 31, 2003. The Company also improved manufacturing efficiencies and achieved reductions in material costs for certain product lines due to increased production volumes.
Research and Development: The Company’s investment in the development of new products through research and development was $8.0 million, $8.0 million and $7.7 million in 2005, 2004 and 2003, respectively. As a percentage of revenue, research and development expenses were 26%, 23% and 24% for 2005, 2004 and 2003, respectively. Research and development expenses were flat in 2005 compared to 2004. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing while research and development costs remained unchanged. The Company anticipates that spending on research and development will decrease in 2006, as a result of the impact of its restructuring plan adopted during the fourth quarter of 2005. Fluctuations in currency exchange rates affect the Company’s development expenses, which are associated with its engineering lab in France (see Item 7A – Foreign Currency Risk), The Company will continue to monitor the level of its investments concurrently with actual revenue results.
Research and development expenses increased $314,000 in 2004 compared to 2003. The increase in research and development expense primarily was due to foreign currency changes as the U.S. Dollar dropped significantly in value relative to the Euro (see Item 7A – Foreign Currency Risk) partially offset by reduced general overhead spending as the Company continues to work toward keeping break even levels as low as possible. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development costs for the year.
Sales and Marketing: Sales and marketing expenses were $6.3 million, $6.1 million and $6.9 million in 2005, 2004 and 2003, respectively. As a percentage of revenue, sales and marketing expenses were 20%, 18% and 21% for 2005, 2004 and 2003, respectively. Sales and marketing expenses increased approximately $200,000 in 2005 compared to 2004. Approximately 70% of the increase relates to fees associated with outside consulting services obtained as part of the Company’s strategic marketing efforts. The remaining portion of the increase relates to compensation related expenditures as the Company expanded its marketing operations. These expenses were offset by a reduction in travel and related costs. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing while sales and marketing costs increased slightly.
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
General and Administrative: General and administrative expenses were $3.5 million, $3.7 million and $3.5 million in 2005, 2004 and 2003, respectively. As a percentage of revenue, general and administrative expenses were 11% for each of the years ending December 31, 2005, 2004 and 2003, respectively.

General and administrative expenses decreased approximately $144,000 in 2005 compared to 2004. The decrease in general and administrative expenses primarily relates to a decrease in compensation related expenditures.
General and administrative expenses increased approximately $128,000 in 2004 compared to 2003. The increase in general and administrative expenses primarily relates to increased employee compensation including bonuses tied to increased revenues and profits.
Restructuring Charge: On November 10, 2005, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to improve the Company’s ability to continue to strategically fund research and development efforts, to balance the Company’s skills to align with the future directions of the marketplace, and to streamline the Company in its continued goal of being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan, Interphase reduced its workforce by approximately 19%. The global workforce reduction impacted all functions within the Company. As a result of the restructuring program, the Company recorded a restructuring charge of approximately $600,000, classified as operating expenses. See Note 8 of the accompanying notes to the consolidated financial statements for more information. There were no such activities in 2004 or 2003.
Interest, Net: Interest income, net of interest expense, was $370,000, $232,000 and $226,000 in 2005, 2004 and 2003, respectively. The increase in interest income, net of interest expense is primarily due to an increase in the investment rates of return in 2005 compared to 2004.
Other (Expense) Income, Net: Other expense, net was $133,000 in 2005. Other income, net, was $8,000 and $79,000 in 2004 and 2003, respectively.
Other expense for 2005 is primarily related to the loss of approximately $125,000 related to foreign exchange contracts. See Note 4 of the accompanying notes to the consolidated financial statements for information regarding the Company’s derivative financial instruments. There were no such contracts for the years ended December 31, 2004 and 2003.
Income Taxes: Although the Company was in a net loss position for 2005, the Company recorded a $218,000 tax provision due to taxes on foreign income. The Company’s effective income tax rates were (8%) in 2004 and (22%) in 2003. The effective tax provision rate for the periods presented differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at December 31, 2005, 2004 and 2003. The Company also incurred taxes on foreign income during the periods presented.
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
Net (Loss) Income: The Company reported a net loss of $2.3 million for the twelve months ended December 31, 2005. The Company reported net income of $1.7 million for the twelve months ended December 31, 2004. The Company reported a net loss of $769,000 for the twelve months ended December 31, 2003.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $1.7 million for the year ended December 31, 2005. During 2004 the Company purchased approximately $14.0 million in marketable securities, which decreased cash and cash equivalents by $9.3 million for the year ended December 31, 2004. Cash and cash equivalents increased $4.3 million for the year ended December 31, 2003. Cash flows are impacted by operating, investing and financing activities.
Operating Activities: Trends in cash flows from operating activities for 2005, 2004 and 2003, are generally similar to the trends in the Company’s earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, and amortization of restricted stock. Cash used in operating activities totaled $1.2 million for the year ended December 31, 2005, compared to a net loss of $2.3 million. Cash provided by operating activities totaled $1.5 million and $385,000 for the years ended December 31, 2004 and 2003, respectively, compared to net income of $1.7 million and a net loss of $769,000 2004 and 2003, respectively. Provisions for uncollectible accounts and returns decreased during all three years due to an increased focus on credit evaluation and improved returns experience. Provision for excess and obsolete inventories increased $700,000 for 2005 compared to 2004 primarily due to product end of life activities that proceeded more rapidly than anticipated. Provision for excess and obsolete inventories decreased $400,000 in 2004 compared to 2003. Depreciation and amortization was relatively flat in 2005 compared to 2004. Depreciation and amortization decreased slightly in 2004. Amortization of restricted stock increased for 2005 compared to 2004 as the Company issued restricted stock to employees and directors in 2005. See Note 10 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities: The Company’s investing activities resulted in a net cash use of $374,000, $11.3 million and $484,000 in 2005, 2004 and 2003, respectively. Cash used in investing activities in each of the three years related principally to additions to property and equipment, capitalized software purchases and the Company’s investments in marketable securities. Additions to property and equipment and capitalized software during 2005 primarily related to equipment purchases for the engineering, manufacturing and information technology functions of the Company. The expenditures in 2004 were focused on software and equipment purchases for the sales, engineering and information technology functions of the Company. The expenditures in 2003 related primarily to manufacturing equipment and capitalized software used in the engineering and sales functions. Purchases of marketable securities decreased approximately $2.3 million for 2005 compared to 2004. Purchases of marketable securities significantly increased to $14.0 million in 2004 compared to $1.7 million in 2003 as the Company adjusted its investment strategy in 2004. Proceeds from the sale of marketable securities increased significantly to $12 million compared to $ 3.3 million in 2004. Proceeds from the sale of marketable securities increased to $3.3 million in 2004 compared to $2.1 million in 2003.
Financing Activities: Net cash provided by financing activities totaled $62,000, $422,000 and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash provided by financing activities for 2005 and 2004 is comprised of proceeds from the exercise of stock options of $62,000 and $422,000, respectively. Cash provided by financing activities in 2003 includes the removal of $3.5 million of restrictions on cash in 2003 and $931,000 in proceeds from the exercise of stock options due to the increase in stock option exercises as a result of the Company’s increased stock price during the second half of 2003.
Commitments
At December 31, 2005, the Company had no material commitments to purchase capital assets, however, planned capital expenditures for 2006 are estimated at approximately $850,000, the majority of which relate to the Company’s engineering tools and general office equipment. The Company’s significant long-term obligations are its operating leases on its facilities and future debt payments. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in 2006.
The following table summarizes the Company’s future contractual obligations and payment commitments as of December 31, 2005 (in thousands):

Contractual Obligation	2006	2007	2008	2009	Total

Operating leases (1)	$736	$736	$656	$152	$2,280
Long-term debt (2,3)	$188	$3,610	$—	$—	$3,798

Total	$924	$4,346	$656	$152	$6,078

(1)	The Company leases its facilities under non-cancelable operating leases with the longest terms extending to December 2009.

(2)	At December 31, 2005, the Company had borrowings of $3.5 million under a $5 million revolving credit facility with a bank. The revolving credit facility matures on July 31, 2007 and is secured throughout the term of the credit facility by marketable securities.

(3)	The Company incurs interest expense on the borrowings from the revolving credit facility at a rate of LIBOR + 1% (5.375% at December 31, 2005). The Company used the 5.375% rate to estimate interest expense for 2006 through July 2007. The interest expense estimate is $188,000 and $110,000 for years 2006 and 2007, respectively.
Off-Balance Sheet Arrangements
At December 31, 2005, the Company had five foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 13 months. The Company carried a $70,000 liability on the balance sheet at December 31, 2005, representing the fair value of these contracts. There were no such contracts at December 31, 2004.

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
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard was effective for annual reporting periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123(R) as of January 1, 2006. Since the Company had no unvested options as of December 31, 2005, the adoption of SFAS 123(R) will not have a material impact to the consolidated financial statements.
In December 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company’s fiscal year beginning January 1, 2006 and is not expected to have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $1.1 million, $1.1 million and $595,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the year ended December 31, 2005, the Company recognized a loss of approximately $125,000 related to these foreign exchange contracts. At December 31, 2005 the Company had five foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 13 months. There were no such contracts at December 31, 2004.
Market Price Risk
The Company has no equity hedge contracts outstanding as of December 31, 2005, 2004 or 2003.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2005. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2005. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1%, in the fair value of our available-for-sale securities at December 31, 2004.
The Company’s credit facility, bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). In an effort to mitigate interest rate fluctuations the Company has, from time to time, locked in the rate with one year agreements. The Company is examining interest rate trends to determine if it would be beneficial to enter into an agreement to lock in the LIBOR rate for a period longer than its current 30 day period. As of December 31, 2005, the LIBOR Rate was 5.375% (LIBOR + 1%). A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.

Item 8. Financial Statements and Supplementary Data.
See Item 15 (a) below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006, which is incorporated herein by reference.

Executive Officers
See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006, which is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct, which applies to all of its employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.
Item 11. Executive Compensation.
See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
See information regarding certain relationships and related transactions under the headings “Principal Shareholders” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
See information regarding principal accountant fees and services under the heading “Relationship with Independent Public Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) Financial Statements.
Reference is made to the listing on page F-1 of all financial statements filed as a part of this report.
     (2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes hereto.
     (3) Exhibits.
Reference is made to the Index to Exhibits on page E-1 for a list of all exhibits filed with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPHASE CORPORATION
Date: March 21, 2006	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2006.

Name	Title

/s/ Gregory B. Kalush	Chairman of the Board,

Gregory B. Kalush	Chief Executive Officer and President
(Principal executive officer)

/s/ Thomas N. Tipton, Jr.	Chief Financial Officer,

Thomas N. Tipton, Jr.	Vice President of Finance and Treasurer
(Principal financial and accounting officer)

/s/ Paul N. Hug	Director

Paul N. Hug

/s/ Randall D. Ledford	Director

Randall D. Ledford

/s/ Michael J. Myers	Director

Michael J. Myers

/s/ Kenneth V. Spenser	Director

Kenneth V. Spenser

/s/ S. Thomas Thawley	Vice Chairman, Director and Secretary

S. Thomas Thawley

*	All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Interphase Corporation
We have audited the accompanying consolidated balance sheets of Interphase Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Dallas, Texas
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Interphase Corporation:
In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statement of operations, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Interphase Corporation and its subsidiaries (the Company) at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 5, 2004

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$3,180	$4,928
Marketable securities	15,388	15,585
Trade accounts receivable, less allowances of $126 and $141, respectively	5,195	4,976
Inventories	3,109	3,509
Prepaid expenses and other current assets	754	956
Income taxes receivable	—	246

Total current assets	27,626	30,200

Machinery and equipment	5,899	6,170
Leasehold improvements	411	377
Furniture and fixtures	545	572

	6,855	7,119
Less-accumulated depreciation and amortization	(5,697)	(5,729)

Total property and equipment, net	1,158	1,390

Capitalized software, net	229	310
Other assets	181	198

Total assets	$29,194	$32,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$255	$529
Deferred revenue	118	244
Accrued liabilities	1,757	1,423
Accrued compensation	942	1,554

Total current liabilities	3,072	3,750

Other non-current liabilities	34	—
Deferred lease obligations	90	60
Long term debt	3,500	3,500

Total liabilities	6,696	7,310

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 5,901,895 and 5,750,824 shares issued and outstanding, respectively	590	575
Additional paid in capital	39,445	38,633
Unamortized restricted stock	(628)	—
Retained deficit	(16,145)	(13,846)
Cumulative other comprehensive loss	(764)	(574)

Total shareholders’ equity	22,498	24,788

Total liabilities and shareholders’ equity	$29,194	$32,098

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2005	2004	2003

Revenues	$30,852	$35,015	$32,490
Cost of sales	14,755	15,844	15,581

Gross margin	16,097	19,171	16,909

Research and development	7,974	8,033	7,719
Sales and marketing	6,310	6,107	6,929
General and administrative	3,531	3,675	3,547
Restructuring charge	600	—	—

Total operating expenses	18,415	17,815	18,195

(Loss) income from operations	(2,318)	1,356	(1,286)

Interest income, net	370	232	226
Other (expense) income, net	(133)	8	79

(Loss) income before income tax	(2,081)	1,596	(981)

Income tax provision (benefit)	218	(122)	(212)

Net (loss) income	$(2,299)	$1,718	$(769)

Net (loss) income per share:
Basic EPS	$(0.40)	$0.30	$(0.14)

Diluted EPS	$(0.40)	$0.27	$(0.14)

Weighted average common shares	5,758	5,719	5,544

Weighted average common and dilutive shares	5,758	6,312	5,544

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional	Unamortized		Other
	Common Stock		Paid in	Restricted	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total

Balance at December 31, 2002	5,514	$551	$37,304		$(14,795)	$(242)	$22,818

Option exercises	166	17	914		—	—	931

Comprehensive loss:
Foreign currency translation	—	—	—	—	—	(46)	(46)
Unrealized holding period loss	—	—	—	—	—	(121)	(121)

Net loss	—	—	—	—	(769)	—	(769)

Total comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2003	5,680	$568	$38,218	$—	$(15,564)	$(409)	$22,813

Option exercises	71	7	415		—	—	422

Comprehensive income:
Foreign currency translation	—	—	—	—	—	21	21
Unrealized holding period loss	—	—	—	—	—	(186)	(186)

Net income	—	—	—	—	1,718		1,718

Total comprehensive income	—	—	—	—	—	—	—

Balance at December 31, 2004	5,751	$575	$38,633	$—	$(13,846)	$(574)	$24,788

Option exercises	15	1	63	—	—	—	64
Stock issued under restricted stock plan	136	14	749	(763)	—		—
Amortization of restricted stock plan compensation	—	—	—	135	—		135

Comprehensive loss:
Foreign currency translation	—	—	—	—	—	(157)	(157)
Unrealized holding period loss	—	—	—	—	—	(33)	(33)

Net loss	—	—	—	—	(2,299)		(2,299)

Total comprehensive loss	—	—	—	—	—	—	—

Balance at December 31, 2005	5,902	$590	$39,445	$(628)	$(16,145)	$(764)	$22,498

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(2,299)	$1,718	$(769)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	(10)	(3)	(42)
Provision for excess and obsolete inventories	1,000	300	700
Depreciation and amortization	801	788	902
Amortization of restricted stock	135	—	—
Change in assets and liabilities:
Trade accounts receivable	(209)	661	91
Inventories	(600)	(848)	(540)
Prepaid expenses and other current assets	192	(187)	(62)
Income taxes receivable	233	(246)	247
Other assets	(1)	44	1
Accounts payable, deferred revenue and accrued liabilities	(42)	(976)	(183)
Accrued compensation	(501)	309	37
Other current liabilities	34	—	—
Deferred lease obligations	30	(28)	3

Net adjustments	1,062	(186)	1,154

Net cash (used in) provided by operating activities	(1,237)	1,532	385

Cash flows from investing activities:
Purchase of property and equipment	(506)	(454)	(504)
Purchase of software	(32)	(86)	(329)
Proceeds from the sale of marketable securities	11,948	3,322	2,068
Purchases of marketable securities, net of unrealized holding period gain or loss	(11,784)	(14,047)	(1,719)

Net cash used in investing activities	(374)	(11,265)	(484)

Cash flows from financing activities:
Decrease in restricted cash	—	—	3,500
Proceeds from the exercise of stock options	62	422	931
Repayment of long-term debt	—	—	(3,500)
Borrowings under new revolving credit facility	—	—	3,500

Net cash provided by financing activities	62	422	4,431

Effect of exchange rate changes on cash and cash equivalents	(199)	35	15

Net (decrease) increase in cash and cash equivalents	(1,748)	(9,276)	4,347
Cash and cash equivalents at beginning of year	4,928	14,204	9,857

Cash and cash equivalents at end of year	$3,180	$4,928	$14,204

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—	$—
Interest paid	$124	$111	$72
The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) provide robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on an almost 30-year history of providing advanced Input/Output (I/O) solutions for telecommunications and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key role in delivering next generation AdvancedTCA® (Advanced Telecommunications Computing Architecture or ATCA), MicroTCA and AdvancedMC™ (Advanced Mezzanine Card or AMC) solutions to the marketplace. The Company’s products enable telecommunications equipment manufacturers to deploy robust and highly scalable network infrastructure equipment into Third Generation Wireless (3G), IP Multimedia Subsystem (IMS), Voice over IP (VoIP) and Broadband Access Networks worldwide, enabling the delivery of advanced IPTV and Triple Play services. See Note 15 for information regarding the Company’s revenues related to North America and foreign countries.
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
Fair Value of Financial Instruments: The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities estimate fair value due to their relative short-term nature. The carrying value of the Company’s marketable securities approximates fair value as they are marked to market at the balance sheet date. The Company’s debt approximates fair value due to the nature of the floating interest rates being charged.
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

	Balance at		(Write-offs,)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period

2005	$36	$5	$(5)	$36
2004	89	9	(62)	36
2003	30	53	6	89
Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2005, 2004 and 2003, the allowance for returns was $90,000, $105,000, and $105,000 respectively maintained as a reduction to accounts receivable.
Inventories: Inventories are valued at the lower cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2005	2004

Raw Materials	$2,393	$1,818
Work-in-Process	549	747
Finished Goods	167	944

Total	$3,109	$3,509

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2005 and 2004 were $1.0M and $300,000, respectively.
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

Year ended December 31:	Depreciation Expense

2005	$690
2004	$656
2003	$721

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years
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

		Accumulated
Year ended December 31:	Amortization expense	Amortization
2005	$111	$1,501
2004	$132	$2,429
2003	$181	$2,268
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs.
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of revenue from reseller arrangements and service revenue.
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
Concentration of Credit Risks: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company’s sales have been to original equipment manufacturers who produce computer systems or telecommunication networks. The Company conducts credit evaluations of its customers’ financial condition and limits the amount of trade credit extended when necessary.
Research and Development: Research and development costs are charged to expense as incurred.
Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $23,000, $14,000 and $156,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
Foreign Currency Translation: Assets and liabilities of the Company’s French subsidiary, whose functional currency is other than the U.S. Dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in income as incurred.
The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires the adjustments be accumulated in shareholders’ equity as part of other comprehensive income.
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
The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of SFAS No. 109 “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets.
Other Comprehensive (Loss) Income: Other comprehensive (loss) income is recorded directly to a separate section of shareholders’ equity in cumulative other comprehensive loss and includes unrealized gains and losses excluded from the consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.
Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS 123, the pro forma impact on net (loss) income and (loss) income per common share would have been as follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003

Net (loss) income as reported	$(2,299)	$1,718	$(769)
Add: APB 25 expense	135	—	—
Less: Total stock based employee compensation expense determined under fair value methods for all awards	(1,150)	(1,863)	(2,084)

Pro forma net loss	(3,314)	(145)	(2,853)
(Loss) income per common share:
As reported — basic	$(0.40)	$0.30	$(0.14)

Pro forma — basic	$(0.58)	$(0.03)	$(0.53)

As reported — diluted	$(0.40)	$0.27	$(0.14)

Pro forma — diluted	$(0.58)	$(0.03)	$(0.53)

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving estimates are the allowance for doubtful accounts and returns, warranties and inventory impairment charges and income tax accounts.
2. MARKETABLE SECURITIES
Marketable securities primarily consist of investments in debt securities. As of December 31, 2005 the fair market value of marketable securities was $15.4 million, of which $11.6 million matures in one year or less, $3.8 million matures in five years or less. As of December 31, 2004 the fair market value of marketable securities was $15.6 million, of which $9.3 million matures in one year or less, $6.3 million matures in five years or less. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized loss with respect to certain available-for-sale securities of $33,000, $186,000 and $121,000 in 2005, 2004 and 2003 respectively.

3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	Years ended December 31,
	2005	2004

Accrued audit fees	$127	$170
Restructuring accrual	288	—
Loss contingency	—	225
Accrued outside commissions	81	15
Accrued property tax	27	56
Inventory receipts	500	117
Accrued other	734	840

	$1,757	$1,423

4. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the year ended December 31, 2005, the Company recognized a loss of approximately $125,000 related to these foreign exchange contracts. At December 31, 2005 the Company had five foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 13 months. There were no such contracts at December 31, 2004. At December 31, 2005, the Company carried a $70,000 liability on the balance sheet, classified as accrued liabilities, related to the fair value of its outstanding foreign exchange contracts.
5. CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility with a maturity date of July 31, 2007 and interest rate of LIBOR plus 1.0% (5.375% at December 31, 2005). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

6. INCOME TAXES
The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2005	2004	2003

United States tax (benefit) provision	$(10)	$(89)	$(245)
Foreign provision (benefit)	228	(33)	33

Income tax provision (benefit)	$218	$(122)	$(212)

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2005 and 2004, are presented as follows (in thousands):

	Year ended December 31,
	2005	2004
Current deferred tax assets:

Inventories	$1,313	$1,249
Accounts receivable	14	14
Deferred revenue	45	34
Other accruals	177	610

Total current deferred tax assets	$1,549	$1,907

Noncurrent deferred tax assets:
Assets:
Depreciation	$45	$4
Amortization	369	433
Net operating loss	6,412	4,169

Total noncurrent deferred tax assets	$6,826	$4,606

Valuation allowance for deferred tax assets	(8,375)	(6,513)

Deferred tax assets, net of valuation allowance	$—	$—

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
Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of a review undertaken at December 31, 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company continues to maintain a valuation allowance on all of the net deferred tax assets. Until an appropriate level of profitability is sustained, the Company expects to continue to maintain a valuation allowance on substantially all of the future tax benefits and does not expect to recognize any significant tax benefits in future results of operations. At December 31, 2005, the amount of valuation allowance is approximately $8.4 million. Approximately $500,000 of this total, if reversed, would be allocated directly to additional paid-in capital as it relates to non-qualified stock option deductions.
During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on the refund from the IRS audit described below. As a result, the Company recognized a tax benefit of approximately $100,000 in 2004.
During the third quarter of 2003, the IRS concluded a federal income tax audit of the Company related to the tax years 1996 through 2001. In addition, the French tax administration also concluded a tax audit of the Company’s French subsidiary covering the same periods resulting in a finding of no tax due. Due to the finalization of both tax audits, the Company recognized a tax benefit of approximately $245,000. This benefit was partially offset by taxes on foreign income.
The differences between the provision for income taxes computed on income before income taxes at the U.S. federal statutory income tax rate (34%) and the amount shown in the Consolidated Statements of Operations are presented below (in thousands):

	Year ended December 31,
	2005	2004	2003

Income taxes at statutory rate	$(708)	$543	$(334)
Benefit for French research and development tax credit	(239)	(144)	—
State (benefit) provision	(119)	22	62
Benefit recorded for favorable outcome of tax audits	—	(102)	(245)
French permanent items	244	(133)	(292)
Extraterritorial income exclusion benefit	(75)	(389)	(386)
Adjustment to deferred tax assets	(747)	—	—
Other	—	(33)	—
Change in valuation allowance	1,862	114	983

Provision (benefit) for income taxes	$218	$(122)	$(212)

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17.5 million, $1.5 million of which are related to non-qualified stock option deductions. The Company also has state net operating losses of $11.3 million. These net operating loss carryforwards will begin to expire in 2022. A valuation allowance against the entire net operating loss carryforward has been established as the realizability of this asset is uncertain.
The earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to foreign countries. Foreign and state tax amounts for 2004 and 2003 have been separately shown for comparison purposes to 2005 amounts.

7. EXIT ACTIVITIES
During the second quarter of 2003, the Company committed to an exit plan regarding one of its leased facilities, which was scheduled to expire during the first quarter of 2005. The Company had previously held this facility open for storage, overflow use, and anticipated growth. However, it was determined that the facility would not be needed for such uses and the Company began pursuing subleasing opportunities. As a result of this exit plan, the Company recorded a charge of approximately $109,000 during the second quarter of 2003, classified as operating expenses, related to net termination costs associated with the lease of the facility. In May 2004, the Company entered into a sublease termination agreement with the landlord of the leased facility resulting in an additional charge of approximately $42,000. All cash payments related to this exit plan had been made prior to December 31, 2004 and therefore there was no liability, related to these exit activities, on the balance sheet at December 31, 2005 or 2004.
8. RESTRUCTURING CHARGE
On November 10, 2005, Interphase adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to improve the Company’s ability to continue to strategically fund research and development efforts, to balance the Company’s skills to align with the future directions of the marketplace, and to streamline the Company in its continued goal of being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan, Interphase reduced its workforce by approximately 19%. The global workforce reduction impacted all functions within the Company. As a result of the restructuring program, the Company recorded a restructuring charge of approximately $600,000, classified as operating expense.
These amounts will be paid out under the restructuring plan and will be complete by the end of the second quarter of 2006. Approximately $586,000 of the charges related to severance and fringe benefits, approximately $8,000 of the charges related to future lease obligations and approximately $6,000 related to non-utilized fixed assets. As of December 31, 2005, approximately $306,000 cash payments had been made related to the restructuring program with $288,000 remaining as a liability on the Company’s balance sheet relating to future cash payments.

9. EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003

Basic (loss) income per share:
Net (loss) income	$(2,299)	$1,718	$(769)
Weighted average common shares outstanding	5,758	5,719	5,544
Basic (loss) income per share	$(0.40)	$0.30	$(0.14)

Diluted (loss) income per share:
Net (loss) income	$(2,299)	$1,718	$(769)
Weighted average common shares outstanding	5,758	5,719	5,544
Dilutive stock options	—	593	—

Weighted average common shares outstanding – assuming dilution	5,758	6,312	5,544

Diluted (loss) income per share	$(0.40)	$0.27	$(0.14)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	2,084	808	1,199
10. COMMON STOCK
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
Amended and Restated Stock Option Plan: The exercise price of the incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board of Directors. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options granted prior to January 1, 1999 generally vest ratably over a five-year period from the date of grant. Options granted since January 1, 1999 generally vest ratably over a three-year period from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months, in most cases, following termination of employment except in the event of death or disability, as defined.

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
The following table summarizes the combined transactions under the all of the plans (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price

Balance, December 31, 2002	2,415	9.49

Granted	413	6.25
Exercised	(166)	5.61
Canceled	(84)	10.66

Balance, December 31, 2003	2,578	9.18

Granted	226	10.84
Exercised	(71)	5.97
Canceled	(79)	10.92

Balance, December 31, 2004	2,654	9.35

Granted	—	N/A
Exercised	(15)	4.24
Canceled	(53)	9.78

Balance, December 31, 2005	2,586	9.38

Exercisable at December 31, 2005	2,586	$9.38

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2005 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding at	Contractual Life	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	12/31/05	(years)	Price	12/31/05	Price

$3.09-$4.60	304	5.90	$4.22	304	$4.22
$4.65-$6.50	701	6.14	5.58	701	5.58
$7.20-$10.63	783	4.42	8.19	783	8.19
$11.25-$15.75	473	5.88	12.90	473	12.90
$17.25-$24.06	315	3.96	19.76	315	19.76
$31.00	10	3.90	31.00	10	31.00

Total	2,586	5.27	$9.38	2,586	$9.38
Stock Option Acceleration: On December 19, 2005, the Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of the Company that were held by employees and executive officers as of December 19, 2005. Less than one percent of these unvested options consisted of “in-the-money” options. The number of shares and exercise prices of the options subject to the acceleration were unchanged. The Company elected to take this action to eliminate approximately $350,000 of future compensation expense that would have been recorded over a two year period. The Company’s board and executive management believes this action is in the best interest of the Company and its shareholders. The following table summarizes the outstanding options subject to accelerated vesting:

	Aggregate Number of	Weighted Average
	Shares Issuable Under	Exercise Price Per
	Accelerated Stock Options	Share

Total Non-Employee Directors	—	N/A
Total Executive Officers	167,830	$9.47
Total All Other Employees	38,092	$7.61

Total	205,922	$9.13

Restricted Stock: During 2005 the Company issued 145,652 shares of bonus stock awards (“restricted stock”) under the Interphase Corporation 2004 Long-Term Stock Incentive Plan to its directors and certain employees at no cost to the recipient. Of the 145,652 shares of restricted stock issued during 2005, 9,600 shares were forfeited and canceled, leaving 136,052 shares outstanding at December 31, 2005. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period of one year for directors subject to the achievement of certain performance conditions and over a vesting period of four years for employees. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant was recorded as a reduction to shareholder’s equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $135,000 for the year ended December 31, 2005. The following summarizes the restricted stock activity for 2005:

Restricted Stock Shares
Shares at December 31, 2004	—
Grant (average fair value of $5.60)	145,652
Vested	—
Cancelled/Forefeited	9,600

Shares at December 31, 2005	136,052

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
Pro Forma Net Loss: The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2004, and 2003 as there were no options granted in 2005:

	2005	2004	2003

Weighted average risk free interest rates	N/A	2.39%	2.36%
Weighted average life (in years)	N/A	4.10	3.87
Volatility	N/A	88%	130%
Expected dividend yield	N/A	—	—
Weighted average grant-date fair value per share of options granted	N/A	$6.99	$5.02
11. RELATED PARTY TRANSACTIONS
During the year ended December 31, 2005, the Company had no related party transactions. The Company paid approximately $104,000 and $68,000 for the years ended December 31, 2004 and 2003, respectively to certain former outside directors of the Company or their firms for professional services. The Company believes the terms were equivalent to those of unrelated parties.
12. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% of the first 6% of the employee’s contributions up to a maximum of $6,300 per employee for the year ended December 31, 2005. The total expense under this plan was $313,000, $295,000 and $270,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company offers no post-retirement or post-employment benefits.
13. OTHER FINANCIAL INFORMATION
Major Customers: During 2005, sales to Lucent Technologies, Hewlett Packard and Motorola accounted for $7.9 million or 26%, $6.0 million or 19% and $4.2 million or 14% of the Company’s consolidated revenues, respectively. During 2004, sales to Lucent Technologies and Hewlett Packard accounted for $12.6 million or 36% and $9.6 million or 27% of the Company’s consolidated revenues, respectively. During 2003, sales to Lucent Technologies and Hewlett Packard accounted for $13.5 million or 42% and $9.7 million or 30% of the Company’s consolidated revenues, respectively. During 2002, sales to Hewlett Packard and Lucent Technologies accounted for $8.7 million or 35% and $7.2 million or 29% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
Included in accounts receivable at December 31, 2005, was approximately $1.6 million due from Hewlett Packard, approximately $950,000 due from Lucent Technologies and approximately $610,000 due from Macnica Networks Corporation. Included in accounts receivable at December 31, 2004, was approximately $1.4 million due from Hewlett Packard, approximately $710,000 due from Lucent Technologies and approximately $660,000 due from Macnica Networks Corporation. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to December 2009. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2005, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2006	$736
2007	$736
2008	$656
2009	$152
Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2005	$757
2004	$791
2003	$932
The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.
14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. After the Securities and Exchange Commission’s new rule amending the compliance date, the new standard is effective for annual reporting periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123(R) as of January 1, 2006. Since the Company had no unvested options as of December 31, 2005, the adoption of SFAS 123(R) will not have a material impact to the consolidated financial statements.
In December 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company’s fiscal year beginning January 1, 2006 and is not expected to have a material impact on our consolidated financial statements.

15. SEGMENT DATA
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
Geographic long lived assets and revenue related to North America and foreign countries as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

Long Lived Assets	2005	2004

North America	$1,078	$1,321
Europe	309	379

Total	$1,387	$1,700

Revenues	2005	2004	2003

North America	$16,912	$21,049	$23,037
Europe	8,804	8,528	4,312
Pacific Rim	5,136	5,438	5,141

Total	$30,852	$35,015	$32,490

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2005	2004	2003

Broadband telecom	$20,293	$20,151	$17,773
Enterprise SlotOptimizer	7,577	10,713	11,422
LAN	485	1,088	1,368
Storage	714	814	522
WAN	40	188	152
Other	1,743	2,061	1,253

Total	$30,852	$35,015	$32,490

16. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2005 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,780	$7,592	$6,924	$7,556
Gross margin	4,752	4,050	3,491	3,804
Income (loss) before income taxes	191	(390)	(876)	(1,006)
Net income (loss)	155	(471)	(912)	(1,071)
Earnings (loss) per share:
Basic EPS	$0.03	$(0.08)	$(0.15)	$(0.19)

Diluted EPS	$0.03	$(0.08)	$(0.15)	$(0.19)
Quarterly results of operations for 2004 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$9,198	$10,129	$8,294	$7,394
Gross margin	4,903	5,613	4,666	3,989
Income (loss) before income taxes	218	1,134	525	(281)
Net income (loss)	275	1,095	500	(152)
Earnings (loss) per share:
Basic EPS	$0.05	$0.19	$0.09	$(0.03)

Diluted EPS	$0.04	$0.18	$0.08	$(0.03)
Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS
Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (3)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (5)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (7)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (6)

10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto.*(4)

10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. *(5)

10 (c)	Directors Stock Option Plan and Amendment No. 1 thereto. *(2)

10 (d)	Directors Stock Option Plan Amendment No. 2. *(5)

10 (e)	Registrant’s France Incentive Stock Option Sub-Plan. *(7)

10 (f)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (8)

10 (g)	Lease on Facility at 2105 Luna Road, Carrolton, Texas. (8)

10 (h)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (11)

10 (i)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(13)

10 (j)	Employment Agreement for Chief Technology Officer with Felix V. Diaz, dated May 22, 1996. *(13)

10 (k)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(13)

10 (l)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(13)

10 (m)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(13)

10 (n)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(13)

10 (o)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(13)

10 (p)	Employment Agreement with Steven P. Kovac, dated May 11, 1999. *(13)

10 (q)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(12)

16 (a)	Letter regarding change in certifying accountant. (10)

21 (a)	Subsidiaries of the Registrant. (9)

23 (a)	Consent of Independent Registered Public Accounting Firm. (13)

23 (b)	Consent of Independent Registered Public Accounting Firm. (13)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (13)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (13)

32 (a)	Section 1350 Certification. (13)

32 (b)	Section 1350 Certification. (13)

E-1

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K on September 13, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(13)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

E-2