Form 10-Q
period 2006-03-31
INTERPHASE CORP
filed 2006-05-12
CIK 728249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(214) 654-5000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):       Yes ☐      No ☑
As of May 10, 2006, shares of common stock outstanding totaled 6,041,360.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$5,900	$3,180
Marketable securities	14,035	15,388
Trade accounts receivable, less allowances of $136 and $126, respectively	5,597	5,195
Inventories	2,431	3,109
Prepaid expenses and other current assets	673	754

Total current assets	28,636	27,626

Machinery and equipment	5,914	5,899
Leasehold improvements	413	411
Furniture and fixtures	541	545

	6,868	6,855
Less-accumulated depreciation and amortization	(5,798)	(5,697)

Total property and equipment, net	1,070	1,158

Capitalized software, net	554	229
Other assets	180	181

Total assets	$30,440	$29,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,146	$255
Deferred revenue	98	118
Accrued liabilities	1,207	1,757
Accrued compensation	1,220	942

Total current liabilities	3,671	3,072

Other non-current liabilities	—	34
Deferred lease obligations	88	90
Long-term debt	3,500	3,500

Total liabilities	7,259	6,696

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,041,360 and 5,901,895 shares issued and outstanding, respectively	604	590
Additional paid in capital	39,183	38,817
Retained deficit	(15,835)	(16,145)
Cumulative other comprehensive loss	(771)	(764)

Total shareholders’ equity	23,181	22,498

Total liabilities and shareholders’ equity	$30,440	$29,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$8,151	$8,780
Cost of sales	4,030	4,028

Gross margin	4,121	4,752

Research and development	1,880	2,169
Sales and marketing	1,344	1,518
General and administrative	954	946

Total operating expenses	4,178	4,633

(Loss) income from operations	(57)	119

Interest income, net	115	76
Other income (expense), net	137	(4)

Income before income tax	195	191

Income tax (benefit) provision	(115)	36

Net income	$310	$155

Net income per share:
Basic EPS	$0.05	$0.03

Diluted EPS	$0.05	$0.03

Weighted average common shares	5,822	5,751

Weighted average common and dilutive shares	5,918	5,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$310	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	10	17
Provision for excess and obsolete inventories	200	100
Depreciation and amortization	170	197
Amortization of restricted stock	64	—
Change in assets and liabilities:
Trade accounts receivable	(412)	654
Inventories	477	(842)
Prepaid expenses and other current assets	83	326
Other assets	3	1
Accounts payable, deferred revenue and accrued liabilities	353	(511)
Accrued compensation	263	(349)
Other non-current liabilities	(34)	—
Deferred lease obligations	(36)	4

Net cash provided by operating activities	1,451	(248)

Cash flows from investing activities:
Purchase of property and equipment	(53)	(7)
Purchase of capitalized software	(348)	(14)
Proceeds from the sale of marketable securities	3,318	2,349
Purchase of marketable securities	(1,959)	(1,971)

Net cash provided by investing activities	958	357

Cash flows from financing activities:
Proceeds from the exercise of stock options	316	—

Net cash provided by financing activities	316	—

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)
Net increase in cash and cash equivalents	2,720	98
Cash and cash equivalents at beginning of period	3,180	4,928

Cash and cash equivalents at end of period	$5,900	$5,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) provide robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on a 30-year history of providing advanced Input/Output (I/O) solutions for telecommunications and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key role in delivering next generation AdvancedTCA® (Advanced Telecommunications Computing Architecture or ATCA), MicroTCA and AdvancedMC™ (Advanced Mezzanine Card or AMC) solutions to the marketplace. The Company’s products enable telecommunications equipment manufacturers to deploy robust and highly scalable network infrastructure equipment into Third Generation Wireless (3G), IP Multimedia Subsystem (IMS), Voice over IP (VoIP) and Broadband Access Networks worldwide, enabling the delivery of advanced IPTV and Triple Play services. See Note 10 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005.
NOTE 2. — STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”, to account for stock-based compensation using the modified prospective transition method and therefore will not restate the prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”.
On December 19, 2005, the Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of the Company that were held by employees and executive officers as of December 19, 2005. Less than one percent of these unvested options consisted of “in-the-money” options. The number of shares and exercise prices of the options subject to the acceleration were unchanged. As a result of this action, the Company had no unvested stock options nor were stock options granted during the three months ended March 31, 2006. The Company has recorded no stock-based compensation expense relating to stock options during the first quarter of 2006 as a result of our adoption of SFAS No. 123 (R).

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases is subject to the achievement of certain performance conditions. During the three months ended March 31, 2006, there were 72,300 shares granted at market prices ranging from $5.40 to $6.20. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant was recorded as a reduction to shareholder’s equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $64,000 for the three months ended March 31, 2006. As of March 31, 2006, there is $956,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The following summarizes the restricted stock activity for the first quarter of 2006:

Restricted Stock
Shares
Shares at January 1, 2006	136,052
Grant (average fair value of $5.43)	72,300
Vested	—
Cancelled/Forefeited	—

Shares at March 31, 2006	208,352

Prior to 2006, the Company elected to follow APB 25, and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company had implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS No. 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

Three months
ended
March 31, 2005
Net income as reported	$155
Add: APB 25 expense	—

Less: Total stock-based employee compensation expense determined under fair value methods for all awards	(360)

Pro forma net loss	$(205)

Income (loss) per common share:
As reported — basic	$0.03

Pro forma — basic	$(0.04)

As reported — diluted	$0.03

Pro forma — diluted	$(0.04)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$1,791	$2,393
Work-in-process	388	549
Finished goods	252	167

Total	$2,431	$3,109

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended March 31, 2006 and 2005 were $200,000 and $100,000 respectively.
NOTE 4. — DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months ended March 31, 2006, the Company recognized a gain of approximately $127,000 related to these foreign exchange contracts. At March 31, 2006 the Company had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. At March 31, 2006, the Company carried a $23,000 asset on the balance sheet, classified as an other current asset, related to the fair value of its outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005 classified as a $71,000 liability on the balance sheet.
NOTE 5. — INCOME TAXES
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
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2006 and March 31, 2005. During the three months ended March 31, 2006, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 10% research and development tax credit. Prior to January 1, 2006, this credit was only 5%. We incurred taxes on our foreign income during the first quarter of 2005, partially due to the 5% credit not fully offsetting the tax liability.
Forming a conclusion on a valuation allowance is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of a review undertaken at December 31, 2002, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Until an appropriate level of profitability is sustained, the Company

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.
NOTE 6. — RESTRUCTURING CHARGE
On November 10, 2005, Interphase adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to improve the Company’s ability to continue to strategically fund research and development efforts, to balance the Company’s skills to align with the future directions of the marketplace, and to streamline the Company in its continued goal of being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan, Interphase reduced its workforce by approximately 19%. The global workforce reduction impacted all functions within the Company. As a result of the restructuring program, the Company recorded a restructuring charge of approximately $600,000, classified as operating expense during the fourth quarter of 2005.
These amounts will be paid out under the restructuring plan and will be complete by the end of the second quarter of 2006. Approximately $586,000 of the charges related to severance and fringe benefits, approximately $8,000 of the charges related to a future lease obligation and approximately $6,000 related to non-utilized fixed assets. As of March 31, 2006, approximately $30,000 remained as a liability on the Company’s balance sheet relating to future cash payments.

		Cash payments and
		non-cash charges	Cash payments	Remaining
		during quarter	during quarter	liability as of
	Restructuring	ended December 31,	ended March 31,	March 31,
Description	charge	2005	2006	2006

Severance & Fringe Benefits	$586	$307	$253	$26
Lease Obligation	8	—	4	4
Non-Utlized Fixed Assets	6	6	—	—

Total	$600	$313	$257	$30

NOTE 7. — CREDIT FACILITY
The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2007 and interest rate of LIBOR plus 1.0% (5.6875% at March 31, 2006). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
NOTE 8. — COMPREHENSIVE INCOME
The following table shows the Company’s comprehensive income (in thousands):

	Three months ended
	March 31,
	2006	2005

Net income	$310	$155
Other comprehensive income:
Unrealized holding gain (loss) arising during period, net of tax	7	(34)
Foreign currency translation adjustment	(14)	2

Comprehensive income	$303	$123

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2006	2005

Basic earnings per share:
Net income	$310	$155
Weighted average common shares outstanding	5,822	5,751
Basic earnings per share	$0.05	$0.03

Diluted earnings per share:
Net income	$310	$155
Weighted average common shares outstanding	5,822	5,751
Dilutive stock options and restricted stock	96	241

Weighted average common shares outstanding — assuming dilution	5,918	5,992
Diluted earnings per share	$0.05	$0.03

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,986	1,601

NOTE 10. — SEGMENT INFORMATION
The Company is principally engaged in the design, development, and manufacturing of high-performance connectivity products utilizing advanced technologies being used in next generation telecommunication networks and enterprise data networks. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended
	March 31,
	2006	2005

Revenues:
North America	$2,900	$4,715
Europe	3,633	2,806
Pacific Rim	1,618	1,259

Total	$8,151	$8,780

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2006	2005

Product Revenues:
Broadband telecom	$5,935	$5,715
Enterprise SlotOptimizer	927	2,053
LAN/WAN	81	149
Storage	231	124
Professional services	118	213
Other	859	526

Total	$8,151	$8,780

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, our reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes”, “plans”, “expects”, “intends”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $8.2 million for the three months ended March 31, 2006, compared to $8.8 million for the same period in the prior year. The decrease was primarily attributable to Enterprise SlotOptimizer revenue, which decreased approximately 55% to $927,000 for the three months ended March 31, 2006, compared to $2.1 million in the comparable period. We are in the final stages of working through an end of life process with one of our main customers of our quad port Ethernet product and we expect to see final purchases from this customer executed over the next few quarters. However, at this time it is difficult to predict the revenue that will be generated from these potential orders. We are also working with this customer and other customers to provide follow-on high speed Ethernet products which might help offset a portion of this revenue decline. Partially offsetting this revenue decrease were sales of our Broadband telecom products, which increased approximately 4% to $5.9 million for the three months ended March 31, 2006, compared to $5.7 million for the same period in the previous year. All other revenues composed, primarily of security, legacy networking, professional services and storage product lines, increased approximately 40% to $1.4 million for the three months ended March 31, 2006, compared to $1.0 million for the same period in the prior year. Included in all other revenues for the first quarter of 2006 was approximately

$400,000 of raw material parts, sold at cost, which will reduce our exposure to future excess and obsolete inventory charges.
During the first quarter of 2006, sales to four customers individually accounted for approximately 21%, 15%, 12% and 10% of total revenues respectively. During the first quarter of 2005, sales to three customers accounted for approximately 25%, 18% and 18% of total revenue respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Gross Margin
For the three months ended March 31, 2006, gross margin, as a percentage of sales, was 51% compared to 54% for the same period in the prior year. The decrease in gross margin as a percentage of sales is primarily due to the sale of approximately $400,000 of raw materials at cost in the first quarter of 2006 which were no longer needed for production. The remaining decrease in gross margin relates to an excess and obsolete inventory charge of $200,000 for the three months ended March 31, 2006. There was a $100,000 excess and obsolete inventory charge for the same period in 2005.
Research and Development
Our investment in the development of new products through research and development was $1.9 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The decrease is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 to streamline our operations. As a percentage of total revenue, research and development expense was approximately 23% in the first quarter of 2006 as compared to approximately 25% for the same period for the prior year. The decrease in research and development costs as a percentage of total revenue is due to research and development expense decreasing at a greater rate than revenue. We will continue to monitor the level of research and development costs concurrently with actual revenue results.
Sales and Marketing
Sales and marketing expenses were $1.3 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 to streamline our operations. As a percentage of total revenue, sales and marketing expense was approximately 17% for both the first quarter of 2006 and the first quarter of 2005. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $954,000 and $946,000 for the three months ended March 31, 2006 and 2005, respectively. As a percentage of total revenue, general and administrative expenses were approximately 12% in the first quarter 2006 and 11% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is primarily due to revenue decreasing while general and administrative expenses remained relatively flat. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Interest Income, Net
Interest income, net of interest expense, increased to $115,000 for the three months ended March 31, 2006 from $76,000 in the comparable period in the prior period. The increase in interest income, net for the three month period primarily relates to higher investment rates of returns.
Other Income (Expense), Net
Other income (expense), net, was an income of $137,000 for the three months ended March 31, 2006, compared to an expense of $4,000 for the same period in the prior year. The increase in other income for the three months ended March 31, 2006 primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in other income of approximately $127,000 for the three months ended March 31, 2006. (see Note 4 for more information).

Income Taxes
Our tax benefit rate was 59% for the three months ended March 31, 2006 compared to an effective tax rate of 19% for the three months ended March 31, 2005.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2006 and March 31, 2005. During the three months ended March 31, 2006, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 10% research and development tax credit. Prior to January 1, 2006, this credit was only 5%. We incurred taxes on our foreign income during the first quarter of 2005, partially due to the 5% credit not fully offsetting the tax liability.
Net Income
Although our results from operations was a loss of $59,000, we reported net income of $310,000 for the three months ended March 31, 2006. For the same period in the prior year, we reported net income of $155,000. Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 was $0.05 and $0.03, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $2.7 million and $98,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the three months ended March 31, 2006 and 2005 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash provided by operating activities totaled $1.5 million for the three months ended March 31, 2006, compared to a net income of $310,000. Provision for uncollectible accounts and returns decreased slightly for the three months ended March 31, 2006 compared to the same period in 2005. Provision for excess and obsolete inventories increased $100,000 for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to product end of life activities that proceeded more rapidly than anticipated. Depreciation and amortization decreased slightly for the three months ended March 31, 2006 compared to the same period in 2005. Amortization of restricted stock increased for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 as we issued restricted stock to employees and directors for the first time in the second quarter of 2005. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $958,000 and $357,000 for the three months ended March 31, 2006 and 2005, respectively. Cash provided by investing activities in each of the periods related principally from proceeds from the sale of marketable securities, partially offset by additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $401,000 for the three months ended March 31, 2006 compared to $21,000 for the three months ended March 31, 2005. The additions for the three months ended March 31, 2006 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the three months ended March 31, 2005 were focused on software and equipment purchases for our engineering function. Purchases of marketable securities were $2.0 million for both the three months ended March 31, 2006 and 2005. Proceeds from the sale of marketable securities increased to $3.3 million for the three months ended March 31, 2006 compared to $2.3 million for the same period in 2005.

Financing Activities
Net cash provided by financing activities totaled $316,000 for the three months ended March 31, 2006 and related to proceeds from employees exercising stock options. There were no financing activities for the three months ended March 31, 2005.
Commitments
Commitments
At March 31, 2006, we had no material commitments to purchase capital assets. However, planned capital expenditures for 2006 are estimated at approximately $850,000, the majority of which relates to engineering tools and general office equipment. Our significant long-term obligations as of March 31, 2006, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2006.
Off-Balance Sheet Arrangements
At March 31, 2006, we had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. We have a $23,000 asset on the balance sheet at March 31, 2006, representing the fair value of these contracts. There were five such contracts outstanding representing a $71,000 liability on our balance sheet at December 31, 2005.
Other
Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt service. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.
We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past, and may in the future, seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of our common stock or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing our indebtedness or our subsidiaries’ indebtedness.
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $229,000 and $389,000 for the three months ended March 31, 2006, and 2005, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months ended March 31, 2006, we recognized a gain of approximately $127,000 related to these foreign exchange contracts. At March 31, 2006, we had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. At March 31, 2006, the Company carried a $23,000 asset on the balance sheet, classified as an other current asset, related to the fair value of our outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005 classified as a $71,000 liability on the balance sheet.
Market Price Risk
We had no equity hedge contracts outstanding as of March 31, 2006 or December 31, 2005.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2006. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2006. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2005.
Our credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). The current interest rate on our credit facility is 5.6875% (LIBOR + 1%). A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.

Item 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)	Changes in Internal Controls. The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation by the Company’s CEO and CFO, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (3)
3 (a)	Certificate of Incorporation of the registrant. (1)
3 (b)	Amendment to Articles of Incorporation of the registrant. (5)
3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (7)
4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (6)
10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto.*(4)
10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. *(5)
10 (c)	Directors Stock Option Plan and Amendment No. 1 thereto. *(2)
10 (d)	Directors Stock Option Plan Amendment No. 2. *(5)
10 (e)	Registrant’s France Incentive Stock Option Sub-Plan. *(7)
10 (f)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (8)
10 (g)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (8)
10 (h)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (11)
10 (i)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(13)
10 (j)	Employment Agreement for Chief Technology Officer with Felix V. Diaz, dated May 22, 1996. *(13)
10 (k)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(13)
10 (l)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(13)
10 (m)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(13)

10 (n)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(13)
10 (o)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(13)
10 (p)	Employment Agreement with Steven P. Kovac, dated May 11, 1999. *(13)
10 (q)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(12)
31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (14)
31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (14)
32 (a)	Section 1350 Certification. (14)
32 (b)	Section 1350 Certification. (14)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K on September 13, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(14)	Filed herewith

*	Management contract or compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION
(Registrant)

Date: May 12, 2006	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)