Form 10-Q
period 2006-06-30
INTERPHASE CORP
filed 2006-08-11
CIK 728249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2006, shares of common stock outstanding totaled 6,071,560.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$7,107	$3,180
Marketable securities	13,198	15,388
Trade accounts receivable, less allowances of $146 and $126, respectively	6,826	5,195
Inventories	2,400	3,109
Prepaid expenses and other current assets	933	754

Total current assets	30,464	27,626
Machinery and equipment	5,988	5,899
Leasehold improvements	417	411
Furniture and fixtures	547	545

	6,952	6,855
Less-accumulated depreciation and amortization	(5,980)	(5,697)

Total property and equipment, net	972	1,158

Capitalized software, net	544	229
Other assets	185	181

Total assets	$32,165	$29,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,240	$255
Deferred revenue	108	118
Accrued liabilities	971	1,757
Accrued compensation	1,753	942

Total current liabilities	4,072	3,072

Other non-current liabilities	—	34
Deferred lease obligations	87	90
Long-term debt	3,500	3,500

Total liabilities	7,659	6,696

Commitments and Contingencies
Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,070,560 and 5,901,895 shares issued and outstanding, respectively	607	590
Additional paid in capital	39,295	38,817
Retained deficit	(14,692)	(16,145)
Cumulative other comprehensive loss	(704)	(764)

Total shareholders’ equity	24,506	22,498

Total liabilities and shareholders’ equity	$32,165	$29,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$9,371	$7,592	$17,522	$16,372
Cost of sales	3,971	3,542	8,001	7,570

Gross margin	5,400	4,050	9,521	8,802

Research and development	1,966	2,024	3,846	4,193
Sales and marketing	1,474	1,558	2,818	3,076
General and administrative	1,242	897	2,196	1,843

Total operating expenses	4,682	4,479	8,860	9,112

Income (loss) from operations	718	(429)	661	(310)

Interest income, net	125	89	240	165
Other income (expense), net	223	(50)	360	(54)

Income (loss) before income tax	1,066	(390)	1,261	(199)

Income tax (benefit) provision	(77)	81	(192)	117

Net income (loss)	$1,143	$(471)	$1,453	$(316)

Net income (loss) per share:
Basic EPS	$0.20	$(0.08)	$0.25	$(0.05)

Diluted EPS	$0.19	$(0.08)	$0.24	$(0.05)

Weighted average common shares	5,843	5,755	5,819	5,753

Weighted average common and dilutive shares	6,002	5,755	5,940	5,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,453	$(316)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	20	57
Provision for excess and obsolete inventories	300	400
Depreciation and amortization	328	400
Amortization of restricted stock	179	19
Change in assets and liabilities:
Trade accounts receivable	(1,651)	1,023
Inventories	409	(401)
Prepaid expenses and other current assets	(162)	(926)
Income taxes receivable	—	235
Other assets	5	—
Accounts payable, deferred revenue and accrued liabilities	176	247
Accrued compensation	750	(188)
Other non-current liabilities	(34)	—
Deferred lease obligations	(3)	11

Net cash provided by operating activities	1,770	561

Cash flows from investing activities:
Purchase of property and equipment	(83)	(326)
Purchase of capitalized software	(359)	(13)
Proceeds from the sale of marketable securities	5,525	5,928
Purchase of marketable securities	(3,320)	(6,309)

Net cash provided by (used in) investing activities	1,763	(720)

Cash flows from financing activities:
Proceeds from the exercise of stock options	316	40

Net cash provided by financing activities	316	40

Effect of exchange rate changes on cash and cash equivalents	78	(181)
Net increase (decrease) in cash and cash equivalents	3,927	(300)
Cash and cash equivalents at beginning of period	3,180	4,928

Cash and cash equivalents at end of period	$7,107	$4,628

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005.
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
On December 19, 2005, the Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of the Company that were held by employees and executive officers as of December 19, 2005. Less than one percent of these unvested options consisted of “in-the-money” options. The number of shares and exercise prices of the options subject to the acceleration were unchanged. As a result of this action, the Company had no unvested stock options at December 31, 2005, and there have been no stock options granted since this action. The Company has recorded no stock-based compensation expense relating to stock options during the second quarter of 2006 as a result of the adoption of SFAS No. 123(R).

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During the three months ended June 30, 2006, there were 30,000 restricted stock shares granted at a market price of $6.21 and during the six months ended June 30, 2006 there were 102,300 restricted stock shares granted at market prices ranging from $5.40 to $6.21. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $115,000 for the three months ended June 30, 2006 and $179,000 for the six months ended June 30, 2006. As of June 30, 2006, there is approximately $1.0 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The following summarizes the restricted stock activity for the first six months of 2006:

	Restricted Stock Shares	Weighted Average
	Shares	Grant Date Value
Nonvested Restricted Stock at January 1, 2006	136,052	$5.61
Granted	102,300	5.66
Vested	(19,927)	5.60
Cancelled/Forefeited	(800)	5.47

Shares at June 30, 2006	217,625	$5.63

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

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(471)	$(316)
Add: APB 25 expense	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for all awards	(221)	(581)

Pro forma net loss	$(692)	$(897)

Net loss per common share:
As reported – basic	$(0.08)	$(0.05)

Pro forma – basic	$(0.12)	$(0.16)

As reported – diluted	$(0.08)	$(0.05)

Pro forma — diluted	$(0.12)	$(0.16)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2006	December 31, 2005

Raw materials	$1,703	$2,393
Work-in-process	524	549
Finished goods	173	167

Total	$2,400	$3,109

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended June 30, 2006 and 2005 were $100,000 and $300,000, respectively. Writedowns for the six months ended June 30, 2006 and 2005 were $300,000 and $400,000, respectively.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore, any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months and six months ended June 30, 2006, the Company recognized a gain of approximately $222,000 and $349,000 respectively related to these foreign exchange contracts. For the three and six months ended June 30, 2005, the Company recognized a loss of approximately $51,000 related to a foreign exchange contract. At June 30, 2006, the Company had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next ten months. At June 30, 2006, the Company carried a $211,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005, classified as a $71,000 liability on the balance sheet.
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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2006 and June 30, 2005. During the three months and six months ended June 30, 2006, the Company recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 10% research and development tax credit. Prior to January 1, 2006, this credit was only 5%. We incurred taxes on our foreign income during the first and second quarter of 2005, partially due to the 5% credit not fully offsetting the tax liability.
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
These amounts were completely paid out under the restructuring plan by the end of the second quarter of 2006. Approximately $586,000 of the charges related to severance and fringe benefits, approximately $8,000 of the charges related to a future lease obligation and approximately $6,000 related to non-utilized fixed assets. As of June 30, 2006, there was no liability on the Company’s balance sheet relating to future cash payments.

		Cash payments and		Cash
		non-cash charges	Cash payments	payments
		during quarter	during quarter	during	Remaining
	Restructuring	ended December	ended March	quarter ended	liability as of
Description	charge	31, 2005	31, 2006	June 30, 2006	June 30, 2006

Severance & Fringe Benefits	$586	$307	$253	$26	$—
Lease Obligation	8	—	4	4	—
Non-Utlized Fixed Assets	6	6	—	—	—

Total	$600	$313	$257	$30	$—

NOTE 7. — CREDIT FACILITY
The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2008 and interest rate of LIBOR plus 1.0% (6.3125% at June 30, 2006). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. — COMPREHENSIVE INCOME
The following table shows the Company’s comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$1,143	$(471)	$1,453	$(316)
Other comprehensive income:
Unrealized holding (loss) gain arising during period, net of tax	(1)	19	6	(15)
Foreign currency translation adjustment	68	(154)	54	(152)

Comprehensive income (loss)	$1,210	$(606)	$1,513	$(483)

NOTE 9. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic earnings per share:
Net income (loss)	$1,143	$(471)	$1,453	$(316)
Weighted average common shares outstanding	5,843	5,755	5,819	5,753
Basic earnings (loss) per share	$0.20	$(0.08)	$0.25	$(0.05)

Diluted earnings per share:
Net income (loss)	$1,143	$(471)	$1,453	$(316)
Weighted average common shares outstanding	5,843	5,755	5,819	5,753
Dilutive stock options and restricted stock	159	—	121	—

Weighted average common shares outstanding — assuming dilution	6,002	5,755	5,940	5,753
Diluted earnings (loss) per share	$0.19	$(0.08)	$0.24	$(0.05)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive
	1,407	1,812	1,789	1,807

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
North America	$3,564	$3,702	$6,512	$8,418
Europe	3,353	2,841	6,938	5,646
Pacific Rim	2,454	1,049	4,072	2,308

Total	$9,371	$7,592	$17,522	$16,372

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Product Revenues:
Broadband telecom	$7,670	$5,155	$13,605	$10,870
Enterprise SlotOptimizer	1,228	1,694	2,155	3,747
Storage	179	173	410	297
Professional services	25	123	143	336
LAN/WAN	24	185	105	334
Other	245	262	1,104	788

Total	$9,371	$7,592	$17,522	$16,372

NOTE 11. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on its consolidated financial statements.

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
RESULTS OF OPERATIONS
Revenue
Total revenue increased to $9.4 million for the three months ended June 30, 2006, compared to $7.6 million for the same period in the prior year. The increase was primarily attributable to Broadband telecom revenue, which increased approximately 49% to $7.7 million for the three months ended June 30, 2006, compared to $5.2 million in the comparable period in the prior year. The increase in Broadband telecom revenue was partially offset by an expected decrease in Enterprise SlotOptimizer revenue of 28% to $1.2 million for the three months ended June 30, 2006, compared to $1.7 million for the same period in the previous year. We have completed an end of life process on the product which contributed the bulk of the revenue for this product line in the comparable period for the prior year and do not expect significant orders going forward on this product. We are working with our customers to provide follow-on high speed Ethernet products which help offset a portion of this revenue decline, but will not likely offset the entire decline. All other revenues, composed primarily of security, legacy networking, professional services and storage product lines, decreased to approximately $475,000 for the three months ended June 30, 2006, compared to approximately $750,000 for the same period in the prior year.
During the second quarter of 2006, sales to three customers individually accounted for approximately 37%, 23% and 11% of total revenues, respectively. During the second quarter of 2005, sales to four customers accounted for approximately 28%, 19%, 13% and 10% of total revenue, respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Total revenue increased to $17.5 million for the six months ended June 30, 2006, compared to $16.4 million in the comparable period for the prior year. The increase in revenue is primarily attributable to Broadband telecom product revenue which increased 25% to $13.6 million for the six months ended June 30, 2006 compared to $10.9 million for the same period in the prior year. The increase in Broadband telecom revenue was partially offset by an expected decrease in Enterprise SlotOptimizer revenue of 41% to $2.2 million for the six months ended June 30, 2006, compared to $3.7 million for the same period in the previous year. All other revenues composed primarily of security, legacy networking, professional services and storage product lines were $1.7 million and $1.8 million for the six months ended June 30, 2006 and June 30, 2005.
Gross Margin
For the three months ended June 30, 2006, gross margin, as a percentage of sales, was 58% compared to 53% for the same period in the prior year. The increase in gross margin percentage primarily relates to a decrease in our excess and obsolete inventory charges to $100,000 for the three months ended June 30, 2006, compared to $300,000 for the same period in the prior year. Our gross margin percentage in the second quarter of 2006 was also aided by a revenue mix shift toward higher margin products and increased utilization of our manufacturing facility.

Gross margin as a percentage of sales was 54% for the six months ended June 30, 2006 and 2005. We believe that pricing pressures in the industry may dampen gross margin in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $2.0 million for the three months ended June 30, 2006 and 2005. Research and development cost have remained flat year over year despite the actions taken as part of the restructuring plan initiated in the fourth quarter of 2005 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information). This is primarily due to some strategic reinvestment in the area of variable, project related research and development activities. We expect to continue to reinvest in these areas as we seek to develop and deploy the skills necessary to enable our Company to successfully meet customer needs. As a percentage of total revenue, research and development expense was approximately 21% in the second quarter of 2006 as compared to approximately 27% for the same period for the prior year. The decrease in research and development costs as a percentage of total revenue is due to research and development expense remaining flat while revenue has increased. We anticipate that spending on research and development will increase slightly in the near future, subject to fluctuations in currency exchange rates because much of our development expense is associated with our engineering lab in France (see Item 3 – Foreign Currency Risk).
Our investment in the development of new products through research and development was $3.8 million and $4.2 million for the six months ended June 30, 2006 and 2005, respectively. The restructuring plan we undertook in the fourth quarter of 2005 was the primary contributor to the reduction in research and development cost. Approximately 42% of the decrease in research and development expenses for the six months ended June 30, 2006 compared to the same period last year related to a stronger dollar relative to the Euro in 2006. As a percentage of total revenue research and development expense was approximately 22% for the six months ended June 30, 2006 and 26% for the six months ended June 30, 2005. The decrease in research and development expense as a percentage of total revenue is due to research and development costs decreasing while revenue increased.
Sales and Marketing
Sales and marketing expenses were $1.5 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information) partially offset by variable compensation awards including sales commissions. As a percentage of total revenue, sales and marketing expense was approximately 16% for the second quarter of 2006 and 21% for the second quarter of 2005. The decrease in sales and marketing costs as a percentage of total revenue is due to sales and marketing cost decreasing slightly while revenue has increased. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.
Sales and marketing expenses were $2.8 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information) partially offset by variable compensation awards including sales commissions. As a percentage of total revenue, sales and marketing expense was approximately 16% for the six months ended June 30, 2006 and 19% for the six months ended June 30, 2005. The decrease in sales and marketing expense as a percentage of total revenue is due to sales and marketing costs decreasing while revenue increased.
General and Administrative
General and administrative expenses were $1.2 million and $897,000 for the three months ended June 30, 2006 and 2005, respectively. The increase in general and administrative expense period over period primarily relates to an increase in headcount related expenses including the funding of potential variable compensation awards that are being accrued for as it is more likely than not that we will achieve the stretch targets outlined in the variable compensation plan . As a percentage of total revenue, general and administrative expenses were approximately 13% in the second quarter 2006 and 12% for the same period in the prior year. The increase as a percentage of revenue is due to increasing general and administrative expenses at a higher rate than revenues. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
General and administrative expenses were $2.2 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. The increase in general and administrative expenses period over period primarily relates to an increase in headcount related expenses including the funding of potential variable compensation awards that are being accrued for as it is more likely than not that we will achieve the stretch targets outlined in the variable compensation plan. As a percentage of total revenue, general and administrative expense was approximately 13% for the six months ended June 30, 2006 and 11% for the six months ended June 30, 2005. The increase as a percentage of revenue is due to increasing general and administrative expenses at a higher rate than revenues.
Interest Income, Net
Interest income, net of interest expense, increased to $125,000 for the three months ended June 30, 2006 from $89,000 in the comparable period in the prior year. Interest income, net of interest expense, was $240,000 for the six months ended June 30, 2006 and $165,000 for the six months ended June 30, 2005. The increase in interest income, net for each period primarily relates to higher investment rates of returns.
Other Income (Expense), Net
Other income (expense), net, was an income of $223,000 for the three months ended June 30, 2006, compared to an expense of $50,000 for the same period in the prior year. Other income (expense), net, was an income of $360,000 for the six months ended June 30, 2006 and an expense of $54,000 for the six months ended June 30, 2005. The increase in other income for each of the periods presented primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in income of approximately $222,000 and $349,000 for the three and six months ended June 30, 2006, respectively. In the second quarter of 2005, there was an expense charge of approximately $51,000 related to the change in market value of our foreign exchange derivative financial instruments (See Note 4 in the Notes to Condensed Consolidated Financial Statements for more information).
Income Taxes
Our tax benefit rate was 15% for the six months ended June 30, 2006. Although we were in a net loss position for the six months ended June 30, 2005, we recorded a $117,000 tax provision due to taxes on foreign income.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2006 and June 30, 2005. During the six months ended June 30, 2006, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 10% research and development tax credit. Prior to January 1, 2006, this credit was only 5%. We incurred taxes on our foreign income during the first half of 2005, partially due to the 5% credit not fully offsetting the tax liability.
Net Income (Loss)
We reported net income of $1.1 million for the three months ended June 30, 2006 compared to a net loss of $471,000 in the second quarter of 2005. Basic and diluted earnings per share for the three months ended June 30, 2006 were $0.20 and $0.19, respectively. Basic loss per share for the three months ended June 30, 2005 was ($0.08). The Company reported a net income of $1.5 million for the six months ended June 30, 2006, as compared to a net loss of $316,000 for the six months ended June 30, 2005. Basic and diluted earnings per share for the six months ended June 30, 2006 were $0.25 and $0.24, respectively. Basic loss per share for the six months ended June 30, 2005 was ($0.05).
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $3.9 million for the six months ended June 30, 2006 and decreased $300,000 for the same period in the prior year. Cash flows are impacted by operating, investing and financing activities.

Operating Activities
Trends in cash flows from operating activities for the six months ended June 30, 2006 and 2005 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash provided by operating activities totaled $1.8 million for the six months ended June 30, 2006, compared to a net income of $1.5 million. Provision for uncollectible accounts and returns decreased slightly for the six months ended June 30, 2006 compared to the same period in 2005. Provision for excess and obsolete inventories decreased $100,000 for the six months ended June 30, 2006 compared to the same period in 2005. Depreciation and amortization decreased slightly for the six months ended June 30, 2006 compared to the same period in 2005. Amortization of restricted stock increased for the six months ended June 30, 2006, compared to the six months ended June 30, 2005 as we issued restricted stock to employees and directors for the first time in the second quarter of 2005. The additional shares outstanding in 2006 due to new grants also increased the amortization amount during the six months ended June 30, 2006 compared to the prior period (See Note 2 in Notes to the Condensed Consolidated Financial Statements for more information on restricted stock).
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $1.8 million for the six months ended June 30, 2006 compared to cash used in investing activities of $720,000 in the same period of the prior year. Additions to property and equipment and capitalized software were $442,000 for the six months ended June 30, 2006 compared to $339,000 for the six months ended June 30, 2005. The additions for the six months ended June 30, 2006 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the six months ended June 30, 2005 were primarily related to equipment purchases for the engineering, manufacturing and information technology function. Purchases of marketable securities were $3.3 million and $6.3 million for the six months ended June 30, 2006 and 2005, respectively. Proceeds from the sale of marketable securities decreased to $5.5 million for the six months ended June 30, 2006 compared to $5.9 million for the same period in 2005.
Financing Activities
Net cash provided by financing activities totaled $316,000 for the six months ended June 30, 2006 compared to $40,000 for the six months ended June 30, 2005. Net cash provided by financing activities for both periods presented related to proceeds from employees exercising stock options.
Commitments
Commitments
At June 30, 2006, we had no material commitments to purchase capital assets. However, planned capital expenditures for 2006 are estimated at approximately $850,000, the majority of which relates to engineering tools and general office equipment. Our significant long-term obligations as of June 30, 2006, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2006.
Off-Balance Sheet Arrangements
At June 30, 2006 we had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. At June 30, 2006, we carried a $211,000 asset on the balance sheet, classified in prepaid expenses and current assets, related to the fair value of our outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005 classified as a $71,000 liability on the balance sheet.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $300,000 and $291,000 for the three months ended June 30, 2006, and 2005, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $529,000 and $680,000 for the six months ended June 30, 2006 and 2005, respectively.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months and six months ended June 30, 2006, the Company recognized a gain of approximately $222,000 and $349,000, respectively related to these foreign exchange contracts. At June 30, 2006, the Company had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next ten months. At June 30, 2006, the Company carried a $211,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005 classified as a $71,000 liability on the balance sheet.
Market Price Risk
We had no equity hedge contracts outstanding as of June 30, 2006 or December 31, 2005.
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

A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2006. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2006. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2005.
Our credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). The current interest rate on our credit facility is 6.3125% (LIBOR + 1%). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements to lock the interest rate; our current agreement will expire on November 6, 2006. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 3, 2006, the annual meeting of shareholders of the Company was held. An election of directors of the Company to serve until the next annual meeting for the Company was held. The following six individuals were elected as directors of the Company:

Nominee	Votes cast for	Votes withheld
Paul N. Hug	4,628,357	426,884
Gregory B. Kalush	4,931,380	123,861
Randall D. Ledford	4,931,813	123,428
Michael J. Myers	4,642,413	412,828
Kenneth V. Spenser	4,642,413	412,828
S. Thomas Thawley	4,986,514	68,727
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

INTERPHASE CORPORATION
(Registrant)

Date: August 11, 2006	By:	/s/ Thomas N. Tipton Jr. Thomas N. Tipton Jr.
Chief Financial Officer,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)