Form 10-Q
period 2006-09-30
INTERPHASE CORP
filed 2006-11-13
CIK 728249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-13071
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2006, shares of common stock outstanding totaled 6,139,258

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$7,788	$3,180
Marketable securities	14,042	15,388
Trade accounts receivable, less allowances of $149 and $126, respectively	5,537	5,195
Inventories	2,357	3,109
Prepaid expenses and other current assets	838	754

Total current assets	30,562	27,626

Machinery and equipment	6,041	5,899
Leasehold improvements	418	411
Furniture and fixtures	547	545

	7,006	6,855
Less-accumulated depreciation and amortization	(6,122)	(5,697)

Total property and equipment, net	884	1,158

Capitalized software, net	663	229
Other assets	189	181

Total assets	$32,298	$29,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$954	$255
Deferred revenue	126	118
Accrued liabilities	919	1,757
Accrued compensation	1,899	942

Total current liabilities	3,898	3,072

Other non-current liabilities	—	34
Deferred lease obligations	86	90
Long-term debt	3,500	3,500

Total liabilities	7,484	6,696

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,022,458 and 5,901,895 shares issued and outstanding, respectively	602	590
Additional paid in capital	39,408	38,817
Retained deficit	(14,517)	(16,145)
Cumulative other comprehensive loss	(679)	(764)

Total shareholders’ equity	24,814	22,498

Total liabilities and shareholders’ equity	$32,298	$29,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$7,758	$6,924	$25,280	$23,296
Cost of sales	3,691	3,433	11,692	11,003

Gross margin	4,067	3,491	13,588	12,293

Research and development	2,019	1,898	5,865	6,091
Sales and marketing	1,222	1,680	4,040	4,756
General and administrative	851	885	3,047	2,728

Total operating expenses	4,092	4,463	12,952	13,575

(Loss) income from operations	(25)	(972)	636	(1,282)

Interest income, net	189	104	429	269
Other (expense) income, net	(46)	(8)	314	(62)

Income (loss) before income tax	118	(876)	1,379	(1,075)

Income tax (benefit) provision	(57)	36	(249)	153

Net income (loss)	$175	$(912)	$1,628	$(1,228)

Net income (loss) per share:
Basic EPS	$0.03	$(0.15)	$0.28	$(0.21)

Diluted EPS	$0.03	$(0.15)	$0.27	$(0.21)

Weighted average common shares	5,857	5,895	5,832	5,823

Weighted average common and dilutive shares	6,330	5,895	6,105	5,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,628	$(1,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible accounts and returns	23	57
Provision for excess and obsolete inventories	400	600
Depreciation and amortization	491	612
Amortization of restricted stock	211	83
Change in assets and liabilities:
Trade accounts receivable	(365)	1,064
Inventories	352	(305)
Prepaid expenses and other current assets	(81)	(601)
Income taxes receivable	—	235
Other assets	1	—
Accounts payable, deferred revenue and accrued liabilities	(148)	821
Accrued compensation	902	(322)
Other non-current liabilities	(34)	—
Deferred lease obligations	(4)	20

Net cash provided by operating activities	3,376	1,036

Cash flows from investing activities:
Purchase of property and equipment	(129)	(496)
Purchase of capitalized software	(505)	(24)
Proceeds from the sale of marketable securities	5,598	9,378
Purchase of marketable securities	(4,195)	(8,612)

Net cash provided by investing activities	769	246

Cash flows from financing activities:
Proceeds from the exercise of stock options	392	50

Net cash provided by financing activities	392	50

Effect of exchange rate changes on cash and cash equivalents	71	(171)
Net increase in cash and cash equivalents	4,608	1,161
Cash and cash equivalents at beginning of period	3,180	4,928

Cash and cash equivalents at end of period	$7,788	$6,089

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005.
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
On December 19, 2005, the Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of the Company that were held by employees and executive officers as of December 19, 2005. Less than one percent of these unvested options consisted of “in-the-money” options. The number of shares and exercise prices of the options subject to the acceleration were unchanged. As a result of this action, the Company had no unvested stock options at December 31, 2005, and there have been no stock options granted since this action. The Company has recorded no stock-based compensation expense relating to stock options during the third quarter of 2006 as a result of the adoption of SFAS No. 123(R).
The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During the three months ended September 30, 2006, there were no restricted stock shares granted, however, during the nine months ended September 30, 2006 there were 102,300 restricted stock shares granted at market prices ranging from $5.40 to $6.21. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $32,000 for the three months ended September 30, 2006 and $211,000 for the nine months ended September 30, 2006. As of September 30, 2006, there is approximately $632,000 of total unamortized compensation cost related to unvested restricted

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock remaining to be recognized. The following summarizes the restricted stock activity for the first nine months of 2006:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested Restricted Stock at January 1, 2006	136,052	$5.61
Granted	102,300	5.66
Vested	(20,127)	5.73
Cancelled/Forefeited	(65,800)	5.46

Shares at September 30, 2006	152,425	$5.60

Prior to 2006, the Company elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company had implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS No. 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(912)	$(1,228)
Add: APB 25 expense	—	—

Less: Total stock-based employee compensation expense determined under fair value methods for all awards	(76)	(657)

Pro forma net loss	$(988)	$(1,885)

Net loss per common share:
As reported – basic	$(0.15)	$(0.21)

Pro forma – basic	$(0.17)	$(0.33)

As reported – diluted	$(0.15)	$(0.21)

Pro forma – diluted	$(0.17)	$(0.33)

NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30,	December 31,
	2006	2005

Raw materials	$1,843	$2,393
Work-in-process	371	549
Finished goods	143	167

Total	$2,357	$3,109

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended September 30, 2006 and 2005 were $100,000 and $200,000, respectively. Writedowns for the nine months ended September 30, 2006 and 2005 were $400,000 and $600,000, respectively.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and therefore, any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months ended September 30, 2006 the Company recognized a loss of approximately $55,000 and for the nine months ended September 30, 2006, the Company recognized a gain of approximately $294,000 related to these foreign exchange contracts. For the three and nine months ended September 30, 2005, the Company recognized a loss of approximately $2,000 and $52,000 respectively related to a foreign exchange contract. At September 30, 2006, the Company had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next ten months. At September 30, 2006, the Company carried an $86,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005, classified as a $71,000 liability on the balance sheet.
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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2006 and September 30, 2005. During the three months and nine months ended September 30, 2006, the Company recorded a tax benefit of $57,000 and $249,000, respectively related to its operations in France. This benefit was primarily the result of a 10% research and development tax credit. Prior to January 1, 2006, this credit was only 5%. The Company incurred taxes on its foreign income of $36,000 and $153,000 for the three months and nine months ended September 30, 2005, respectively, partially due to the 5% credit not fully offsetting the tax liability.
NOTE 6. – RESTRUCTURING CHARGE
On November 10, 2005, Interphase adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to improve the Company’s ability to continue to strategically fund research and

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
These amounts were completely paid out under the restructuring plan by the end of the second quarter of 2006. Approximately $586,000 of the charges related to severance and fringe benefits, approximately $8,000 of the charges related to a future lease obligation and approximately $6,000 related to non-utilized fixed assets. As of September 30, 2006, there was no liability on the Company’s balance sheet relating to future cash payments.

		Cash	Cash	Cash	Cash
		payments and	payments	Payments	payments
		non-cash	during	during	during
		charges during	quarter	quarter	quarter	Remaining
		quarter ended	ended	ended	ended	liability as of
Description	Restructuring	December 31,	March 31,	June 30,	September	September
(amounts in thousands)	charge	2005	2006	2006	30, 2006	30, 2006

Severance & Fringe Benefits	$586	$307	$253	$26	$—	$—
Lease Obligation	8	—	4	4	—	—
Non-Utlized Fixed Assets	6	6	—	—	—	—

Total	$600	$313	$257	$30	$—	$—

NOTE 7. — CREDIT FACILITY
The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2008 and interest rate of LIBOR plus 1.0% (6.3125% at September 30, 2006). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
NOTE 8. — COMPREHENSIVE INCOME
The following table shows the Company’s comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$175	$(912)	$1,628	$(1,228)
Other comprehensive income:
Unrealized holding gain (loss) arising during period, net of tax	43	(24)	49	(39)
Foreign currency translation adjustment	(18)	13	36	(139)

Comprehensive income (loss)	$200	$(923)	$1,713	$(1,406)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic earnings per share:
Net income (loss)	$175	$(912)	$1,628	$(1,228)
Weighted average common shares outstanding	5,857	5,895	5,832	5,823
Basic earnings (loss) per share	$0.03	$(0.15)	$0.28	$(0.21)

Diluted earnings per share:
Net income (loss)	$175	$(912)	$1,628	$(1,228)
Weighted average common shares outstanding	5,857	5,895	5,832	5,823
Dilutive stock options and restricted stock	473	—	273	—

Weighted average common shares outstanding – assuming dilution	6,330	5,895	6,105	5,823
Diluted earnings (loss) per share	$0.03	$(0.15)	$0.27	$(0.21)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	813	2,142	1,389	1,807

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
Geographic revenues related to North America and foreign countries are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
North America	$2,495	$3,903	$9,007	$12,321
Europe	3,857	1,791	10,795	7,437
Pacific Rim	1,406	1,230	5,478	3,538

Total	$7,758	$6,924	$25,280	$23,296

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Product Revenues:
Broadband telecom	$6,261	$4,519	$19,866	$15,389
Enterprise SlotOptimizer	1,146	1,877	3,301	5,624
Storage	121	160	531	457
LAN/WAN	39	99	144	433
Professional services	—	15	143	351
Other	191	254	1,295	1,042

Total	$7,758	$6,924	$25,280	$23,296

NOTE 11. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company will not be required to record an adjustment as a result of its adoption of SAB No. 108.

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
RESULTS OF OPERATIONS
Revenues
Total revenues increased to $7.8 million for the three months ended September 30, 2006, compared to $6.9 million for the same period in the prior year. The increase was primarily attributable to Broadband telecom revenue, which increased approximately 39% to $6.3 million for the three months ended September 30, 2006, compared to $4.5 million in the comparable period in the prior year. The increase in Broadband telecom revenue was partially offset by an expected decrease in Enterprise SlotOptimizer revenue of 39% to $1.1 million for the three months ended September 30, 2006, compared to $1.9 million for the same period in the previous year. We have completed an end of life process on the product which contributed the bulk of the revenue for this product line in the comparable period for the prior year and do not expect significant orders going forward on this product. We are working with our customers to provide follow-on high speed Ethernet products and in some cases are already providing such products, which will help offset a portion of this revenue decline, but will not likely offset the entire decline. All other revenues, composed primarily of security, legacy networking, professional services and storage product lines, decreased to approximately $350,000 for the three months ended September 30, 2006, compared to approximately $530,000 for the same period in the prior year.
During the third quarter of 2006, sales to five customers individually accounted for approximately 24%, 16%, 15%, 14% and 11% of total revenues, respectively. During the third quarter of 2005, sales to two customers accounted for approximately 27% and 27% of total revenues, respectively. No other customer accounted for more than 10% of our consolidated revenues in the periods presented.
Total revenues increased to $25.3 million for the nine months ended September 30, 2006, compared to $23.3 million in the comparable period for the prior year. The increase in revenues is primarily attributable to Broadband telecom product revenue which increased 29% to $19.9 million for the nine months ended September 30, 2006 compared to $15.4 million for the same period in the prior year. The increase in Broadband telecom revenue was partially offset by an expected decrease in Enterprise SlotOptimizer revenue of 41% to $3.3 million for the nine months ended September 30, 2006, compared to $5.6 million for the same period in the previous year. All other revenues composed primarily of security, legacy networking, professional services and storage product lines were $2.1 million and $2.3 million for the nine months ended September 30, 2006 and September 30, 2005.
Gross Margin
For the three months ended September 30, 2006, gross margin, as a percentage of sales, was 52% compared to 50% for the same period in the prior year. The increase in our gross margin percentage in the third quarter of 2006 was primarily driven by two factors. First, our revenue mix shifted toward higher margin products in the third quarter of 2006 compared to the third quarter of 2005. Second, we had a decrease in our excess and obsolete inventory charges to $100,000 for the three months ended September 30, 2006, compared to $200,000 for the same period in the prior year.

Gross margin as a percentage of sales was 54% and 53% for the nine months ended September 30, 2006 and 2005, respectively. The increase in gross margin percentage was primarily driven by a decrease in excess and obsolete inventory charges to $400,000 for the nine months ended September 30, 2006, compared to $600,000 for the same period in the prior year. We believe that pricing pressures in the industry may dampen gross margin in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $2.0 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively. Research and development cost have increased year over year despite the actions taken as part of the restructuring plan initiated in the fourth quarter of 2005 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information). This is primarily due to some strategic reinvestment in the area of project related research and development activities on a variable cost basis. We expect to continue to reinvest in these types of projects as we seek to develop and deploy the skills necessary to enable our Company to successfully meet customer needs. As a percentage of total revenues, research and development expense was approximately 26% in the third quarter of 2006 as compared to approximately 27% for the same period for the prior year. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a greater rate than research and development expense. We anticipate that spending on research and development will continue to increase slightly in the near future as we continue to fund our project related research and development activities, subject to fluctuations in currency exchange rates because much of our development expense is associated with our engineering lab in France (see Item 3 – Foreign Currency Risk).
Our investment in the development of new products through research and development was $5.9 million and $6.1 million for the nine months ended September 30, 2006 and 2005, respectively. The restructuring plan we undertook in the fourth quarter of 2005 was the primary contributor to the reduction in research and development cost. An additional factor in the decrease in research and development expenses for the nine months ended September 30, 2006 compared to the same period last year related to a stronger dollar relative to the Euro in 2006. As a percentage of total revenues, research and development expense was approximately 23% for the nine months ended September 30, 2006 and 26% for the nine months ended September 30, 2005. The decrease in research and development expense as a percentage of total revenues is due to research and development costs decreasing while revenues increased.
Sales and Marketing
Sales and marketing expenses were $1.2 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information). As a percentage of total revenues, sales and marketing expense was approximately 16% for the third quarter of 2006 and 24% for the third quarter of 2005. The decrease in sales and marketing costs as a percentage of total revenue is due to sales and marketing cost decreasing while revenue has increased. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.
Sales and marketing expenses were $4.0 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information) partially offset by variable compensation awards including sales commissions. As a percentage of total revenue, sales and marketing expense was approximately 16% for the nine months ended September 30, 2006 and 20% for the nine months ended September 30, 2005. The decrease in sales and marketing expense as a percentage of total revenues is due to sales and marketing costs decreasing while revenue increased.
General and Administrative
General and administrative expenses were $851,000 and $885,000 for the three months ended September 30, 2006 and 2005, respectively. As a percentage of total revenue, general and administrative expenses were approximately 11% in the third quarter 2006 and 13% for the same period in the prior year. The decrease as a percentage of revenues is due to a slight decrease in general and administrative expenses and an increase in revenues. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
General and administrative expenses were $3.0 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in general and administrative expenses period over period primarily relates to the funding of potential variable compensation awards that are being accrued for as it is more likely than not that we will achieve certain targets outlined in the variable compensation plan. As a percentage of total revenues, general and administrative expense was approximately 12% for the nine months ended September 30, 2006 and 2005.
Interest Income, Net
Interest income, net of interest expense, increased to $189,000 for the three months ended September 30, 2006 from $104,000 in the comparable period in the prior year. Interest income, net of interest expense, was $429,000 for the nine months ended September 30, 2006 and $269,000 for the nine months ended September 30, 2005. The increase in interest income, net for each period primarily relates to higher investment rates of return and a shift in the Company’s investment strategy related to its cash and cash equivalents.
Other (Expense) Income, Net
Other (expense) income net, was an expense of $46,000 for the three months ended September 30, 2006, compared to an expense of $8,000 for the same period in the prior year. Other (expense) income, net, was an income of $314,000 for the nine months ended September 30, 2006 and an expense of $62,000 for the nine months ended September 30, 2005. For each of the periods presented, the financial impact in other (expense) income, net, primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in an expense of approximately $55,000 and $2,000 for the three months ended September 30, 2006 and 2005, respectively. The change in market value of our foreign exchange derivative financial instruments resulted in an income of $294,000 and an expense of $52,000 for the nine months ended September 30, 2006 and 2005, respectively (See Note 4 in the Notes to Condensed Consolidated Financial Statements for more information).
Income Taxes
Our tax benefit rate was 18% for the nine months ended September 30, 2006. Although we were in a net loss position for the nine months ended September 30, 2005, we recorded a $153,000 tax provision due to taxes on foreign income.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2006 and September 30, 2005. During the nine months ended September 30, 2006, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 10% research and development tax credit. Prior to January 1, 2006, this credit was only 5%. We incurred taxes on our foreign income during the first nine months of 2005, partially due to the 5% credit not fully offsetting the tax liability.
Net Income (Loss)
We reported net income of $175,000 for the three months ended September 30, 2006 compared to a net loss of $912,000 in the third quarter of 2005. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.03 and $0.03, respectively. Basic loss per share for the three months ended September 30, 2005 was ($0.15). The Company reported net income of $1.6 million for the nine months ended September 30, 2006, as compared to net loss of $1.2 million for the nine months ended September 30, 2005. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.28 and $0.27, respectively. Basic loss per share for the nine months ended September 30, 2005 was ($0.21).

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $4.6 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2006 and 2005 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash provided by operating activities totaled $3.4 million for the nine months ended September 30, 2006, compared to net income of $1.6 million. Cash provided by operating activities totaled $1.0 million for the nine months ended September 30, 2005, compared to a net loss of $1.2 million. Provision for uncollectible accounts and returns decreased slightly for the nine months ended September 30, 2006 compared to the same period in 2005. Provision for excess and obsolete inventories decreased $200,000 for the nine months ended September 30, 2006 compared to the same period in 2005. Depreciation and amortization decreased $120,000 for the nine months ended September 30, 2006 compared to the same period in 2005. Amortization of restricted stock increased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 by approximately $130,000 as we issued restricted stock to employees and directors for the first time in the second quarter of 2005. The additional shares outstanding in 2006 due to new grants also increased the amortization amount during the nine months ended September 30, 2006 compared to the prior period (See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock).
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $769,000 for the nine months ended September 30, 2006 compared to cash provided by investing activities of $246,000 in the same period of the prior year. Additions to property and equipment and capitalized software were $634,000 for the nine months ended September 30, 2006 compared to $520,000 for the nine months ended September 30, 2005. The additions for the nine months ended September 30, 2006 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the nine months ended September 30, 2005 were primarily related to equipment purchases for the engineering, manufacturing and information technology functions. Purchases of marketable securities were $4.2 million and $8.6 million for the nine months ended September 30, 2006 and 2005, respectively. Proceeds from the sale of marketable securities decreased to $5.6 million for the nine months ended September 30, 2006 compared to $9.4 million for the same period in 2005.
Financing Activities
Net cash provided by financing activities totaled $392,000 for the nine months ended September 30, 2006 compared to $50,000 for the nine months ended September 30, 2005. Net cash provided by financing activities for both periods presented related to proceeds from employees exercising stock options.
Commitments
Commitments
At September 30, 2006, we had one material commitment to purchase capital assets in place as we placed an order for a new Enterprise Performance Management tool for approximately $400,000. We anticipate implementation work to begin during the fourth quarter of 2006 and continue through 2007 and possibly 2008. Planned capital expenditures for 2006 are now estimated at approximately $1.7 million, the majority of which relates to our new software package and implementation along with engineering tools and general office equipment. Our significant long-term obligations as of September 30, 2006, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2006.
Off-Balance Sheet Arrangements
At September, 2006 we had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next ten months. At September 30, 2006, we carried an $86,000 asset on the balance sheet, classified in prepaid expenses and current assets, related to the fair value of our outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005 classified as an accrued liability of $71,000 on the balance sheet.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $288,000 and $231,000 for the three months ended September 30, 2006, and 2005, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $817,000 and $911,000 for the nine months ended September 30, 2006 and 2005, respectively.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months and nine months ended September 30, 2006, the Company recognized a loss of approximately $55,000 and a gain of $294,000, respectively related to these foreign exchange contracts. For the three and nine months ended September 30, 2005, the Company recognized a loss of approximately $2,000 and $52,000 respectively related to a foreign exchange contract. At September 30, 2006, the Company had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next ten months. At September 30, 2006, the Company carried an $86,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005 classified as a $71,000 liability on the balance sheet.

Market Price Risk
We had no equity hedge contracts outstanding as of September 30, 2006 or December 31, 2005.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2006. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2006. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2005.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (3)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (5)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (7)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (6)

10 (a)	Registrant’s Amended and Restated Stock Option Plan and Amendment No. 1 and 2 thereto.*(4)

10 (b)	Registrant’s Amended and Restated Stock Option Plan Amendment No. 4. *(5)

10 (c)	Directors Stock Option Plan and Amendment No. 1 thereto. *(2)

10(d)	Directors Stock Option Plan Amendment No. 2. *(5)

10 (e)	Registrant’s France Incentive Stock Option Sub-Plan. *(7)

10 (f)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (8)

10 (g)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (8)

10 (h)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (11)

10 (i)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(13)

10 (j)	Employment Agreement for Chief Technology Officer with Felix V. Diaz, dated May 22, 1996. *(13)

10 (k)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(13)

10 (l)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(13)

Exhibits

10 (m)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(13)

10 (n)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(13)

10 (o)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(13)

10 (p)	Employment Agreement with Steven P. Kovac, dated May 11, 1999. *(13)

10 (q)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(12)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (14)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (14)

32 (a)	Section 1350 Certification. (14)

32 (b)	Section 1350 Certification. (14)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K on September 13, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(12)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(14)	Filed herewith

*	Management contract or compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: November 10, 2006	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)