Form 10-K
period 2006-12-31
INTERPHASE CORP
filed 2007-03-23
CIK 728249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Registrant’s telephone number, including area code: (214) 654-5000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.10 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐       No ☑
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2006, was approximately $32,500,000. As of March 15, 2007, shares of common stock outstanding totaled 6,162,190.
DOCUMENTS TO BE INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
Item 1. Business.
Introduction
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) is a leading provider of robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on a 30-year history of providing advanced I/O solutions for telecom and enterprise applications, and addressing the need for high speed connectivity, Interphase (NASDAQ: INPH) has established a key leadership role in delivering next generation AdvancedTCA® (ATCA) and AdvancedMC™ (AMC) solutions to the marketplace. Headquartered in Plano, Texas with sales offices across the globe, Interphase clients include Alcatel-Lucent, Ericsson, Fujitsu Ltd., Hewlett Packard, Motorola Inc., Nokia, Nortel Networks Ltd. and Samsung. Interphase is a contributor member of the Scope Alliance and the Communications Platform Trade Association (CP-TA).
The Company maintains a Web site on the Internet with the address of www.interphase.com. Copies of this Annual Report on Form 10-K for the year ended December 31, 2006 and copies of the Company’s Quarterly Reports on Form 10-Q for 2005 and 2006 and any Current Reports on Form 8-K for 2005 and 2006, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such Web site. The general public may obtain any materials the Company files with the SEC at 1-800-SEC-0330, or since the Company is an electronic filer, the SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
ASN Gateway - The ASN Gateway (ASN-GW) is a logical entity in the WiMAX network architecture that represents an aggregation of control plane functional entities that are either paired with a corresponding function in the WiMAX Access Service Network (ASN) or a resident function in the WiMAX Core Service Network. The ASN-GW may also perform bearer plane routing or bridging function.
Asynchronous Transfer Mode (ATM) – A network technology used in Wide Area Networks that supports real-time voice, real-time video and data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service for that transmission. However, unlike telephone switches that dedicate circuits end-to-end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Megabits per second (Mbps).
Backplane – The interconnect mechanism that links all printed circuit boards within a system so various boards can communicate and work together for a common purpose as a system. The backplane extends perpendicularly across all boards in a system and offers sockets for boards to be plugged into.
Base Station Controller (BSC) – A robust network element that handles allocation of radio channels, receives measurements from mobile phones, and controls handovers from base station to base station, etc. Many BSCs act as a full switching center while also providing data for network management and measurement.
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
Code Division Multiple Access (CDMA) – A form of multiplexing and a method of multiple access that does not divide up the channel by time or frequency, but instead encodes data with a certain code associated with a channel and uses the constructive interference properties of the signal medium to perform the multiplexing. CDMA is used in digital cellular telephony systems for delivery of very high bandwidth mobile access.
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
CompactPCI® (cPCI) – An industrial-grade variation of the PCI bus standard that utilizes the VME form factor. CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (99.999%) reliability. Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.
CompactPCI Packet Switching Backplane (cPSB) – The newest generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology served as the foundation for the new AdvancedTCA standard architecture from PICMG.
DS3 – A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a DS3 link is capable of handling 672 voice conversations.
DSL or xDSL – DSL or xDSL is a family of technologies that provides digital data transmission over the wires of a local telephone network.
Ethernet – A Local Area Network standard used for connecting computers, printers, workstations, and servers. Ethernet operates over twisted wire, coaxial cable and fibre optic cables at speeds starting at 10 Mega Bits per second (10Mbps). The original 10Mbps specification was extended to a speed of 100Mbps transmission bandwidth with Fast Ethernet and to 1Gbps with Gigabit Ethernet. Gigabit Ethernet is now the most popular variant being deployed. Ethernet itself has evolved to the next 10Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10Gbps is expected to become a commonplace offering in enterprise and service provider networks.
European Telecommunications Standards Institute (ETSI) – An independent, non-profit organization, whose mission is to produce telecommunications standards for today and for the future for global networks. ETSI has been successful in standardizing the GSM mobile phone system.
Gateway Appliances – Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.

Gigabits per second (Gbps) – One thousand million bits per second.
Global System for Mobile Communications (GSM) – The most popular standard for mobile phones in the world. GSM differs significantly from its predecessors in that both signaling and speech channels are digital, which means that it is considered a second generation (2G) mobile phone system. This fact has also meant that data communication was built into the system from very early on. GSM is an open standard which is currently developed by the 3GPP. GSM service is used by over 1.5 billion people across more than 210 countries and territories. The ubiquity of the GSM standard makes international roaming very common between mobile phone operators, enabling subscribers to use their phones in many parts of the world.
Input/output (I/O) – The transfer of data or voice traffic into and out of a computing device. The main function of an adapter, communications controller, or network interface card is to regulate or control communications I/O.
International Mobile Telecommunications-2000 (IMT-2000) – The global standard for third generation (3G) wireless communications as defined by the International Telecommunication Union.
International Telecommunication Union (ITU) – An international organization established to standardize and regulate international radio and telecommunications. It was founded as the International Telegraph Union in Paris on May 17, 1865. Its main tasks include standardization, allocation of the radio spectrum, and organizing interconnection arrangements between different countries to allow international phone calls.
Internet Engineering Task Force (IETF) – Formed in 1986, the IETF sets technical standards that run the Internet such as routing, transport and security.
Internet Protocol (IP) – The standard method or protocol by which data is sent from one computer to another on the Internet.
Internet Protocol Television (IPTV ) – A system where digital television is delivered over the internet.
Inverse Multiplexing over ATM (IMA) – A specification defined by the ATM forum that provides a way to combine an ATM cell stream over two or more circuits.
IP Multimedia Subsystem (IMS) – A standardized Next Generation Networking (NGN) architecture designed to enable both wireless and wireline carriers to create and deliver a full portfolio of new telecom services quickly and cost-effectively, and promises to be the cornerstone for fixed/mobile convergence within the telecom world. This network architecture based on the IETF SIP protocol was initially developed for delivering multi-media services in the 3G network by 3GPP but has been widely adopted and extended to enable fixed and mobile network convergence..
IP-PBX – An IP-PBX is a private branch exchange (telephone switching system within an enterprise) that switches calls between VoIP users on local lines while allowing all users to share a certain number of external phone lines.

IP Security (IPSec) – A security protocol from the Internet Engineering Task Force (IETF) that provides authentication and encryption over the Internet.
I-TDM – I-TDM is a PICMG standard optimized to transport and switch 64 Kbps low-latency communications traffic over Voice LANs and Packet Backplanes.
Local Area Network (LAN) – A short-distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.
Media Gateway – A networking device that converts data from the format required for one type of network to the format required for another. The media gateway is controlled by the media gateway controller. Both are a component of softswitch.
Megabits per second (Mbps) – One million bits per second, when used as a measurement for the speed of telecommunications, networking or local area networking.
MicroTCA – A set of standards that defines the ability to use AdvancedMC modules directly, without the need for an ATCA or custom carrier, enabling TEMs to achieve substantial reductions in size, cost and power requirements. MicroTCA is complementary to ATCA for small form-factor central office and outside plant applications like wireless base stations, Wi-Fi/WiMax radio boxes, next-generation digital loop carriers, optical Add/Drop Multiplexers and Fiber-to-the-Curb optical network units. The initial standards are expected to be completed by mid-2007.
Multilink PPP (MLPPP) – A bandwidth-on-demand protocol that can connect multiple links between two systems as needed to provide bandwidth on demand.
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
Original Equipment Manufacturer (OEM) – Manufacturers who resell other companies’ products under its own name.

Packet Processing – Real time wire-speed analysis and processing of packets in the IP network.
PCI Industrial Computer Manufacturers Group (PICMG) – The technical standards governing body responsible for specifying technical requirements of specific systems architectures, including PCI, CompactPCI, CPSB, and AdvancedTCA. Standardized architectures are intended to provide a common set of rules and parameters for creating a system. The resulting benefit of such specifications is interoperability among multiple vendors for complementary system, thereby providing alternatives to market monopolies created by proprietary system architectures.
PCI Mezzanine Card (PMC) – A low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.
Peripheral Components Interconnect (PCI) – A printed circuit board bus standard that is currently the main general-purpose bus in many desktop computers and a majority of enterprise servers throughout the world. Telecom servers generally use the newer generation of the PCI architecture which is CompactPCI.
Peripheral Components Interconnect–Express (PCI-e) – An I/O interconnect bus standard that expands on and doubles the data transfer rates of original PCI. PCI-e is a two-way, serial connection that carries data in packets along two pairs of point-to-point data lanes, compared to the single parallel data bus of traditional PCI that routes data at a set rate.
Peripheral Components Interconnect–Extended (PCI-x) – An extension of the original PCI design, PCI-x increases the internal bus speed from 66 MHz to 133 MHz. PCI-x supports a maximum rate of data exchange of 1.06 Gbps. This level of bandwidth is critical for servers running Gigabit Ethernet, Fibre Channel and other high-speed networking applications.
Point-to-Point Protocol (PPP) – A protocol defined for direct communication links between two nodes in a network.
Public Switched Telephone Network (PSTN) – The concentration of the world’s public circuit-switched telephone networks, in much the same way that the Internet is the concentration of the world’s public IP-based packet-switched networks. Originally a network of fixed-line analog telephone systems, the PSTN is now almost entirely digital, and now includes mobile as well as fixed telephones.
Protocol – A specific set of rules, procedures or conventions relating to format and timing of data transmission between two devices in a telecommunication connection.
Radio Network Controller (RNC) – The governing element in a 3G wireless radio access network responsible for control of base stations which are connected to the controller. The RNC carries out radio resource management, some of the mobility management functions and is the point where encryption is done before user data is sent to and from the mobile device.
Router – A highly intelligent device that acts as a junction between two networks to transfer data packets among them.

RTP – Real Time Transport Protocol provides end-to-end network transport functions suitable for applications transmitting real-time data, such as audio, video or simulation data, over multicast or unicast network services.
Session Initiation Protocol (SIP) – A text-based protocol developed by the IETF for initiating, modifying, and terminating an interactive session between users that involves multimedia elements such as video, voice, instant messaging, online games, and virtual reality in an IP-based packet network. In November 2000, SIP was accepted as a 3GPP signaling protocol and permanent element of the IMS architecture. SIP is one of the leading signaling protocols for VoIP.
Signaling Gateway – A gateway appliance component solely responsible for translating signaling messages (i.e., information about call establishment and teardown) between one medium (usually IP) and another (PSTN). A signaling gateway is often part of a softswitch in modern VoIP deployments.
Signaling System 7 (SS7) – The protocols used in the PSTN for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier and it also routes local calls based on the first three digits of the phone number.
Signaling Transport (SIGTRAN) – A standard defined by IETF as “an architecture framework for transport of message-based signaling protocols over IP networks.”
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
Time-division multiplexing (TDM) – TDM is a type of digital or analog multiplexing in which two or more signals or bit streams are transferred apparently simultaneously as sub-channels in one communication channel, but physically are taking turns on the channel.
Telecommunications Equipment Manufacturer (TEM) – A company that manufacturers telecom equipment for sale to telecommunications carriers.
Triple Play – The delivery of voice, video and data over a single broadband connection
User Plane – An ATM term referring to the functions which address flow control and error control. The User Plane cuts through all 4 layers of the ATM Protocol Reference Model.

VersModule-Eurocard (VME) – A mechanical and electrical bus standard developed in the late 1970’s, with a backplane that runs at 80 Mbps and is most commonly used in commercial, military and industrial applications.
Voice over Internet Protocol (VoIP) – A phone call transmitted over a data network. The “Internet Protocol” is a catch-all for the protocols and technology of encoding a voice call that allow the voice call to be slotted in between data calls on a data network.
Virtual Private Network (VPN) – A highly secure network service offering used for accessing a corporate local area network, server or corporate intranet using the resources of the public Internet. VPNs are highly effective for telecommuters, traveling employees, and/or to link branches or regions, vendors, partners, affiliates, etc. to a corporate office/network.
Wide Area Network (WAN) – A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a LAN outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN connectivity.
Worldwide Interoperability of Microwave Access (WiMAX) – WiMAX was formed in June 2001 to promote conformance and interoperability of the IEEE 802.16 standard. The WiMAX Forum describes WiMAX as “a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL.”

Mission
The Company’s mission is to provide innovative, high-performance connectivity solutions for the telecommunications and enterprise networking markets and to become the leader in providing robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network.
The Company’s ongoing strategy is to become the vendor of choice for commercial off-the-shelf (COTS) product solutions as the standards-based COTS market emerges, giving Interphase a powerful foothold within the major tier 1 TEM accounts. During 2006, Interphase made significant progress in establishing itself as a key building block solutions provider to the industry’s largest TEMs and also expanded its relationship with many of the key system integration partners that supply to these TEMs.
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
The Company has established a premier presence in this marketplace with a product portfolio based on various form factor technologies: PMC, cPCI/cPSB, AdvancedTCA, AdvancedMC, MicroTCA and PCI. The Company has differentiated its product offering by providing hardware products with integrated software to deliver solutions that enable ease-of-integration and help address the critical time-to-market constraints that the Company’s customers face in the highly competitive global markets. The Company has also added AdvancedTCA carrier products to enable the delivery of integrated subsystem solutions that combine the carrier products together with the portfolio of AdvancedMCs that address the needs of specific applications in the telecommunication infrastructure systems.
The Company’s offerings have been further enhanced by offering gateway appliances that deliver robust and complete solutions targeting specific inter-working needs in the telecom infrastructure; these appliances integrate Interphase building block products and software into more robust and complete solution offerings.
In 2006, the Company was focused on ensuring the successful delivery of its AdvancedTCA and AdvancedMC product portfolio in compliance with customer specifications as defined by our response to their Request for Proposals (RFPs). The Company’s broad product portfolio enabled Interphase to obtain design win success in a number of the customer RFPs. During the year, the Company introduced initial versions of its AdvancedMC and AdvancedTCA products for use by its customers in initial trials and system integration activity. Due to additional changes to the AdvancedTCA and AdvancedMC standards Interphase is in the process of adapting its products to comply with the new standards and deliver generally available product to its customers and the marketplace in 2007.
By conducting a comprehensive analysis of the market, Interphase determined that in order to grow revenues, it must participate in supplying solutions to the user plane (or “bearer plane”) segment of the market, which management believes represents a much larger opportunity than the Company’s initial target market segment based primarily on signaling. During 2006, the Company focused a major effort in defining and delivering multiple products across different form factors to address user plane connectivity and interworking needs. These include AdvancedMC and PCI-e product solutions to enable interworking of T1/E1 and channelized OC-3/STM-1 solutions to packet data and ATM to IP interworking solutions.
As the telecommunications network transitions from a circuit switched-based network to a packet, or IP, switched network, securing the transmission of information transported across the Internet has become very critical. Interphase has continued to build upon its successful security product portfolio in the PMC and PCI form-factors and is in the process of transitioning these same capabilities into AdvancedMC solutions for use with AdvancedTCA and MicroTCA platforms.
In addition, Interphase has identified a key emerging opportunity for packet processing solutions that enable multi-gigabit and 10 gigabit line rate termination, inspection, classification, processing and switching of Ethernet and IP packet data. These packet processing modules and blades are emerging as essential building blocks for a wide range of applications including security processing, deep packet inspection and classification of user traffic and data, billing applications, etc. These packet data modules are also finding use in the aggregation of multiple user data at the access into the core network infrastructure, as well as the delivery of multi-media content to multiple users from the core of the network.
The Interphase professional services group continues to provide the ability to customize and tailor the Company’s standards-based product offerings to the specific and unique needs of its customers’ application solutions. In addition, the services group has played a key role in the interoperability testing of Interphase products together with partner single board computer carriers, Digital Signaling Processing blades and AdvancedTCA and MicroTCA platforms.
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
Advances in the PCI interconnect technology to higher speeds (PCI-x) and serial connectivity (PCI-e) has enabled server solutions to meet ever-increasing connectivity and bandwidth requirements. During 2006, Interphase completed successful delivery and integration of its PCI-x and PCI-e based 4 port Gigabit Ethernet adaptor products. In addition, the Company also introduced its 6 port Slot-Optimizer Gigabit Ethernet adapter which also can be integrated with a security co-processor solution. The Company also enhanced its network security product portfolio with the delivery of advanced security adaptor products for integration into diverse applications such as firewalls and VPN security platforms.

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
Interphase successfully completed the transformation of its product portfolio to RoHS compliance and in many cases was one of the first suppliers to deliver products to its TEM customers. Interphase design and manufacturing teams worked closely together to ensure high quality product delivery earning acclaim from our customers world-wide.
Delivering superior customer service
Throughout the Company’s 30-year history, Interphase has established strong relationships with top-tier global suppliers of enterprise computer and telecommunications equipment. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company’s technical support is staffed by subject-matter experts for both telecom and enterprise products, allowing Interphase to deliver superior pre- and post-sales support and services.
Establishing key strategic alliances and partnerships
Interphase products are utilized by customers in conjunction with other companies’ products to enable the delivery of leading-edge network solutions. By delivering standards-compliant, interoperable products, Interphase helps to ease the integration efforts for our customers. A key to ensuring interoperability is the pre-testing of Interphase products with complementary products from other vendors in the supply chain.
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
During 2006 we solidified system integrator strategic relationships to help us expand an additional channel for delivery of our products, thus extending our market reach and opportunity. Our announced strategic relationship with the Motorola Embedded Computing Group and alliance agreements with Performance Technologies and Surf have enabled us to address a broad range of customer needs in the marketplace. We are currently engaged with Emerson Network Power (the former Artesyn Technologies

Group) to become a key member of their MicroTCA ecosystem alliance and we are in discussion with other ecosystem vendors to establish similar relationships.
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
During 2006 the Interphase team has continued to execute successfully after the streamlining of the organization at the end of 2005. The Company has judiciously invested into the R&D structure as required to ensure successful delivery to product commitments. The Company has carefully expanded in other areas to address our growth and revenue objectives.
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

iSPAN 4538 – a PMC with two T1/E1/J1 interfaces on the front faceplate and a 10/100 Ethernet port

iSPAN 4539/4539F – a PMC with four T1/E1/J1 interfaces via front or rear access, and a 10/100 Ethernet interface on the front

iSPAN 5539F – a PCI card with four T1/E1/J1 interfaces for use in server systems

iSPAN 1635 – a cPSB card with eight T1/E1/J1 interfaces via front or rear access

iSPAN 3639 – an AdvancedMC with 4 or 8 T1/E1/J1 interfaces via front and rear access with support for both signaling and media termination

iSPAN 5639 – a PCI-e 4 or 8 port T1/E1/J1 interface card for use in server systems with PCI-e host connectivity
Key network elements and applications enabled include:
•	Radio Network Controller (RNC)

•	Mobile Switching Center (MSC)

•	Short Message Service Center (SMSC)

•	Home Location Register/Home Subscriber Subsystem (HLR/HSS)

•	Signaling Gateway

•	Softswitch

•	Media Gateway

•	Service Control Point

•	Media Servers

•	IP-PBX
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

iSPAN 4532Q – four-port OC-3/STM-1 passive PMCs with support for a variety of fiber optic connection types

iSPAN 4533P – a single-port OC-12/STM-4 passive interface PCM with support for a variety of fiber optic connection types
Key network elements and applications enabled include:
•	Radio Network Controller (RNC)

•	Mobile Switching Center (MSC)

•	DSL Access Multiplexers

•	Cable Modem Termination System (CMTS)
ATM Network Interface Cards
The ATM network interface cards are used in many broadband networking elements for processing information transported on ATM networks. Key products include:
iSPAN 4575/4576 – a single or dual-port OC-3/STM-1 PMC for ATM processing

iSPAN 5575/5576 PCI ATM Communications Interface Card – a single or dual-port OC-3/STM-1 PCI card for ATM processing

iSPAN 3676 AdvancedMC ATM communications Interface Card – an OC-3/STM-1 single or dual-port card for ATM processing
Key network elements and applications enabled include:
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
Security Acceleration Cards
The Interphase Security product portfolio provides encryption and decryption capabilities enabling customers to securely operate enterprise or telecommunications networks. Key products include:
45NS – a PMC designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information

5585 – PCI card based on the HiFn 8155 security processor designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information

5556 – low-end PCI cards based on the HiFn 7956 security co-processor designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
Key network elements and applications enabled include:
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
454G SlotOptimizer™ – a quad-port PMC Ethernet card for high-density Ethernet connectivity

364G SlotOptimizer™ – a quad-port AdvancedMC Ethernet card for high-density Ethernet connectivity

554GB SlotOptimizer – a quad-port PCI Ethernet card with PCI-x for high-density Ethernet connectivity

564GB SlotOptimizer – a quad-port PCI-e Ethernet card for high-density Ethernet connections
Key network elements and applications enabled include:
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
iNAV® 9200 Broadband Access Gateway – an advanced, price/performance-maximized solution for applications requiring the translation of IP to/from ATM and is in the process of being enhanced to support TDM to RTP inter-working

iNAV 9400 Signaling Gateway – provides seamless translation of SS7 to/from SIGTRAN for use in the transition of PSTN to IP networks.
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
•	Ethernet-based IP networks offer an inexpensive, ubiquitous broadband packet-based delivery approach for carriers. The simplicity of IP-based Ethernet networks are expected to shorten the period of new service deployment and time to revenue.

•	The second promise of this network architecture is greatly reduced cost of purchasing (CAPEX), provisioning and maintaining their networks (OPEX).

•	Another significant trend in the COTS market is the move to AdvancedTCA platforms. Sponsored primarily by Intel, a number of AdvancedTCA suppliers have emerged to address the ever-growing needs of TEMs. TEMs have been reducing their internal development infrastructure over the past several years and are now more dependent on outsourced solutions to meet their product development needs.

•	The IP Multimedia Subsystem (IMS) standard architecture is enabled by a high bandwidth IP/Ethernet backbone, and promises to offer multimedia service delivery to end user devices (wireless or wireline).

•	With the transition to the packet infrastructure modules that provide multi-gigabit Ethernet and 10 gigabit Ethernet line rate switching, processing and classification of packet data are becoming very important for a wide range of applications including secure data transport, microbilling and high speed multi-media content delivery.
Interphase is focused on developing high performance, highly reliable COTS products, based on AdvancedTCA, AdvancedMC, MicroTCA and PCI-e standards, and appliances, which enable its customers to deliver cost-effective and expedient time-to-market solutions that address the above market trends.
Telecom Segment Initiatives
In the telecommunications market, Interphase continues to expand its product portfolio with the inclusion of new user plane targeted products. These products are designed to address the needs of high bandwidth applications for 3G wireless networks, VoIP networks, broadband access networks and the advanced services capabilities promised by the emerging IMS network architecture.
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

Furthermore, the MicroTCA standards define a smaller platform that uses AdvancedMCs. MicroTCA can be used to deliver complete network elements such as Base Stations, NodeBs, DSL access multiplexers, WiMAX base stations and IP-PBXs.
During 2006, Interphase successfully initiated and delivered multiple AdvancedTCA and AdvancedMC products for early customer trials and system integration. The Interphase AdvancedTCA and AdvancedMC product portfolio under development includes:
•	iSPAN 3639 – an AdvancedMC with 4 or 8 T1/E1/J1 interfaces via front and rear access with support for both signaling and media termination

•	364G – an AdvancedMC with 4 Gigabit Ethernet interfaces

•	iSPAN 3632 – an AdvancedMC with 4 OC-3/STM-1 channelized interfaces via front and rear access for high density media termination and conversion of media steams into I-TDM flows with support for sub-rate media channel processing

•	iSPAN 3650 – an AdvancedMC with 4 OC-3/STM-1 unchannelized interfaces via front and rear access for termination of ATM packets and interworking to IP

•	iSPAN 3651 – an AdvancedMC with 4 OC-3/STM-1 channelized interfaces via front and rear access with support for channelized operation to support IMA and MLPPP applications

•	iSPAN 36WP – an AdvancedMC with 4 Gigabit Ethernet ports via front access for high speed packet processing and switching

•	iSPAN 36CA – an AdvancedMC with 4 gigabit Ethernet interfaces via front access for high performance line rate packet processing and packet switching solutions

•	iNAV 31K – an AdvancedTCA carrier with support for up to 4 mid-size or full size AdvancedMC’s with 10 Gigabit fabric interface support for the integration and delivery of high-capacity and high performance subsystem solutions

•	iNAV 74K – a quad processor dual-core Freescale 8641D based processor blade for high performance embedded packet and control processing
Interphase expects to complete general availability delivery of many of these products during 2007 for successful integration into next generation advanced network platforms.
All of the AdvancedMC solutions are also fully reusable in the emerging MicroTCA based platform architectures being adopted for network edge and access solutions. During 2007, Interphase expects to see rapid adoption of the MicroTCA platform architecture for a wide variety of applications including WiMax base station, broadband access solutions, ASN Gateway, etc.
Beyond AdvancedTCA and MicroTCA, AdvancedMCs are also attracting the attention of TEM customers as a valuable building block to avail of the latest technology in their proprietary platforms. Many of the TEMs are looking at adding AdvancedMC carrier blades to their proprietary systems enabling them to reuse the AdvancedMC technology available in the market and refresh/upgrade the functionality of their proprietary systems. Interphase, with its broad AdvancedMC product portfolio, is well positioned to take advantage of these opportunities. In addition, blade server vendors such as IBM have also introduced AdvancedMC carriers in their telecommunications blade server platforms to take advantage of the diverse I/O processing capabilities offered by the AdvancedMC form-factor. Interphase is working closely with these blade server manufacturers to ensure interoperability and integration of its

AdvancedMCs to offer customers additional choice as they decide on the specific platform form-factor for the end network applications.
PCI Rack Mounted Server Solutions
Telecommunications grade rack mount server solutions from server manufacturers such as IBM, Sun and HP continue to be an important platform of choice for delivery of operation, administration, management and provisioning applications as well as for network elements needing large databases and storage. The Company is therefore also engaged in delivering PCI/PCI-e based modules that take advantage of the equivalent AdvancedMC module designs to meet the I/O needs of these platforms. Key products currently close to general availability include the iSPAN 5639 4/8 port T1/E1/J1 communications controller module as well as the iSPAN 5639E 4/8 port T1/E1/J1 media interface module.
Appliance Solutions
Interphase continues to expand and innovate with its appliance solutions, by delivering easy to use and easy to manage devices that address key transition requirements in the network infrastructure.
The iNAV 9200 broadband gateway solution was deployed very successfully during 2006 for the delivery of ATM to IP interworking in a number of broadband access applications. During the year, Interphase began the enhancement of this product to support TDM to RTP inter-working to provide a Media Interface Converter front end for Media Server applications in the network.
During the year, Interphase also expanded its Signaling Gateway offering to support the latest generation of Sun SPARCTM processor based telecomm servers supporting the Solaris 10 operating system. In addition, the Company initiated an effort to port the solution to Intel processor based AdvancedTCA blades with support for the Linux operating system.
Enterprise Networking Initiatives
In the enterprise networking market, Interphase has focused on delivery of specialized SlotOptimizer solutions for servers used in high performance computing, scientific lab environments and advanced enterprise applications. During the year, the Company completed successful qualification of its PCI-e based SlotOptimizer Gigabit Ethernet card. In addition, the Company completed successful integration of its security line of PCI products into a key Tier 1 VPN and Firewall appliance. The Company is working on additional SlotOptimizer cards supporting up to 6 Gigabit Ethernet ports together with an onboard security co-processor solution.
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

During the year, Interphase was honored to be invited to join the SCOPE alliance as a “Contributor” member. SCOPE is an industry alliance committed to accelerating the deployment of carrier grade base platforms for service provider applications. Its mission is to help, enable and promote the availability of open carrier grade base platforms based on commercial off–the-shelf (COTS) hardware / software and free open source software (FOSS) building blocks, and to promote interoperability to better serve Service Providers and consumers. All the major TEMs are sponsor members of the SCOPE alliance organization.
Interphase also has joined the Communications Platform Trade Association (CP-TA) as a contributor member. The CP-TA is an association of communications platform and building block providers dedicated to accelerate the adoption of PICMG governed, open specification based communications platforms through interoperability certification. With industry collaboration, the CP-TA plans to drive a mainstream market for open industry standards based communications platforms by certifying interoperable building blocks.
Marketing and Customers
The Company’s products are sold to network equipment OEMs for inclusion in embedded systems designed for use in carrier networks and enterprise data networks. During the year, the Company continued to expand its customer base by adding new customers and customer projects across the globe, diversifying both our revenue and customer base.
During 2006, sales to Lucent Technologies, Motorola, Hewlett Packard and Alcatel accounted for $8.0 million or 24%, $7.5 million or 22%, $3.4 million or 10%, and $3.3 million or 10% of the Company’s consolidated revenues, respectively. During 2005, sales to Lucent Technologies, Hewlett Packard and Motorola accounted for $7.9 million or 26%, $6.0 million or 19% and $4.2 million or 14% of the Company’s consolidated revenues, respectively. During 2004, sales to Lucent Technologies and Hewlett Packard accounted for $12.6 million or 36% and $9.6 million or 27% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distribution partners. In addition to the Company’s headquarters in Plano, Texas; the Company has sales offices located in or near Los Angeles, California; Minneapolis, Minnesota; Newark, New Jersey; Amsterdam, Holland; Helsinki, Finland; Sydney, Australia; and Paris, France. The Company’s direct sales force markets products directly to key customers and supports manufacturers’ representatives and the distribution channel. In addition, the Company has entered into distribution agreements with key international distributors located in countries in North America, Asia and Europe. See Note 14 of the accompanying Notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.
Manufacturing and Supplies
Manufacturing operations are currently conducted at the Company’s manufacturing facility located in Carrollton, Texas. The Company’s products consist primarily of various integrated circuits, other electronic components and firmware assembled onto an internally designed printed circuit board.

The Company uses internally designed products utilizing application specific integrated circuits (ASIC), some of which are sole-sourced, on some of its products, as well as standard off-the-shelf items presently available from two or more suppliers. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relations with its vendors.
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
The Company is also subject to the risk of litigation alleging infringement of third party intellectual property rights. Infringement claims could require the Company to expend significant time and money in litigation, paying damages, developing non-infringing technology or acquiring licenses to the technology which is the subject of asserted infringement.
The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate third-party software into its product line thereby increasing its functionality, performance and interoperability.
Employees
At December 31, 2006, the Company had 132 full-time employees, of which 37 were engaged in manufacturing and quality assurance, 57 in research and development, 17 in sales, sales support, customer service and marketing and 21 in general management and administration.
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
Competition
The Company’s competition includes vendors specifically dedicated to the telecommunication and enterprise I/O product markets. Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize off-the-shelf products for their product design. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share.
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
The telecommunications, signaling and networking business is extremely competitive, and we face competition from a number of established and emerging companies both public and private. Our principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development. In addition, as we broaden our product offerings, we may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to our product offerings. Increased competition could result in significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. We expect that competition will increase as a result of industry consolidations and alliances, as well as the potential emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.
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
We manufacture our products at our Carrollton, Texas facility, and have established alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. Even though we have been successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain their services at the same costs that we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to minimize the effect of the interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.

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
Our success depends partly upon certain proprietary technologies developed within our products. To date, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies. We generally enter into confidentiality or license agreements with our customers, distributors and potential customers, which limit access to and distribution of the source code to our software and other proprietary information. Our employees are subject to our employment policy regarding confidentiality. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.
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
Our success depends on the continued contributions of our personnel and on our ability to attract and retain skilled employees. Changes in personnel could adversely affect our operating results, financial condition and cash flows.
We have substantial international activities, which expose us to additional business risks including political, economic and currency risks.
We derive approximately 66% of our revenues from sales outside of North America. Economic and political conditions in some of these markets as well as different legal, tax, accounting and other regulatory requirements may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations (See Item 7A – Foreign Currency Risk).
We may require additional working capital to fund operations and expand our business.
We believe our current financial resources will be sufficient to meet the present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:
•	fund research and development of new products beyond what is expected in 2007;

•	expand product and service offerings beyond what is contemplated in 2007 if unforeseen opportunities arise; or

•	respond to unforeseen competitive pressures.
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
We have incurred significant losses.
Although we posted net income of approximately $2.1 million and $1.7 million for the years ended December 31, 2006 and 2004, respectively, we posted a net loss of approximately $2.3 million for the year ended December 31, 2005 and we incurred net losses of approximately $769,000 and $8.4 million for the years ended December 31, 2003 and 2002, respectively. In order to achieve profitability consistently, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, then the market price of our common stock will likely be negatively impacted.
We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.
The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the telecommunications and networking industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in common stock can have a disproportionately large impact on the quoted price of the common stock.
2008 will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 unless we become an accelerated filer in 2007.
The year ending December 31, 2007, will be the first year of management assessment of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). The year ending December 31, 2008, will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404. However, if we become an accelerated filer in 2007 then the year ending December 31, 2007 will be the first year that our internal controls over financial reporting will be audited in accordance with Section 404. As a result of the ongoing interpretation of new guidance issued by the standards-setting community and the audit testing yet to be completed, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices lease extends through the end of 2008 and the manufacturing and operations center lease extends through January of 2009. The Company also leases a 3,000-square foot facility in Lisle, Illinois that supports an engineering laboratory. The Lisle, Illinois lease extends through October 2008. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that primarily supports an engineering team. The Chaville, France lease extends through June 2008. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, computer equipment and fixtures.
Item 3. Legal Proceedings.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since January 1984, shares of the Company’s common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2005 and 2006 as reported by NASDAQ.

2005	High	Low
First Quarter	8.55	6.34
Second Quarter	7.36	5.41
Third Quarter	7.10	4.47
Fourth Quarter	4.89	4.06

2006	High	Low
First Quarter	6.25	4.40
Second Quarter	6.55	5.25
Third Quarter	12.60	5.58
Fourth Quarter	15.37	7.85
The Company had approximately 2,000 beneficial owners of its common stock, of which 102 were of record as of March 8, 2007.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Number of securities in
thousands remaining
	Number of securities in		available for future
	thousands to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	2,122	$9.52	1,247
Equity Compensation plans not approved by security holders	—	—	—

Total	2,122	$9.52	1,247
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
See Note 9 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder approved stock incentive plans.
Stock Performance Graph
The following chart compares the cumulative total shareholder return on Common Stock during the years ended December 31, 2006, 2005, 2004, 2003 and 2002 with the cumulative total return on the NASDAQ composite index, DJ Wilshire Telecommunications Equipment Index and a peer group index. The peer group consists of companies in the same four-digit SIC code (3577). The peer group index has been used in the past and this year is shown as a transition year. The Company believes the DJ Wilshire Telecommunication Index will provide a representative comparison in the future and as such the peer group will not be utilized by the Company in the future. The Company relied upon information provided by another firm with respect to the peer group stock performance. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2001 in the Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

	Cumulative Return
	12/01	12/02	12/03	12/04	12/05	12/06
Interphase Corporation	100	65	238	154	81	152
NASDAQ Composite	100	72	107	117	121	137
DJ Wilshire Telecommunications Equipment Index	100	57	105	109	110	127
Peer Group (SIC 3577)	100	70	129	110	95	137

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Interphase Corporation, The NASDAQ Composite
Index, The DJ Wilshire Telecommunications Equipment Index And A
Peer Group

*	$ 100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6. Selected Consolidated Financial Data.
The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, and the notes thereto appearing elsewhere herein, as applicable.
It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes, for the years ended December 31, 2006, 2005, and 2004.
Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31
	2006	2005	2004	2003	2002

Revenues	$33,403	$30,852	$35,015	$32,490	$25,123

Gross margin	18,126	16,097	19,171	16,909	9,792

Research and development	8,226	7,974	8,033	7,719	7,005
Sales and marketing	5,405	6,310	6,107	6,929	5,991
General and administrative	3,926	3,531	3,675	3,547	3,285
Restructuring charge	—	600	—	—	—

Income (loss) from operations	569	(2,318)	1,356	(1,286)	(6,489)
Other, net	1,112	237	240	305	611

Income (loss) from operations before income tax	1,681	(2,081)	1,596	(981)	(5,878)
Income tax (benefit) provision	(405)	218	(122)	(212)	2,523

Net income (loss)	$2,086	$(2,299)	$1,718	$(769)	$(8,401)

Net income (loss) per share
Basic EPS	$0.36	$(0.40)	$0.30	$(0.14)	$(1.51)
Diluted EPS	$0.33	$(0.40)	$0.27	$(0.14)	$(1.51)
Weighted average common shares	5,854	5,758	5,719	5,544	5,551
Weighted average common and dilutive shares	6,254	5,758	6,312	5,544	5,551

Balance Sheet Data:
(In thousands)

	December 31,
	2006	2005	2004	2003	2002

Working capital	$26,896	$24,554	$26,450	$24,255	$24,254

Total assets	34,062	29,194	32,098	30,743	30,749

Total liabilities	8,262	6,696	7,310	7,930	7,931

Shareholders’ equity	$25,800	$22,498	$24,788	$22,813	$22,818
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
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of revenue from service revenue.
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
Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value and management is required to estimate the collectibility of the Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management and reevaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The reserves also are determined by using percentages applied to certain aged receivable categories based on historical results.
Allowance for Returns: The Company estimates its allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns. Changes in return rates could impact allowance for return estimates.
Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Valuing inventories at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. The Company has experienced significant changes in required reserves in the past due to changes in strategic direction, such as discontinuances of product lines as well as declining market conditions. It is possible that significant changes in this estimate may occur in the future as market conditions change.
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
Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”, to account for stock-based compensation using the modified prospective transition method and therefore will not restate the prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. Prior to 2006, the Company elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company had implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”
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

CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of sales	45.7%	47.8%	45.2%

Gross margin	54.3%	52.2%	54.8%

Research and development	24.6%	25.8%	22.9%
Sales and marketing	16.2%	20.5%	17.5%
General and administrative	11.8%	11.5%	10.5%
Restructuring charge	—	1.9%	—

Income (loss) from operations	1.7%	(7.5)%	3.9%

Interest income, net	1.9%	1.2%	0.7%
Other income (expense), net	1.4%	(0.4)%	0.0%

Income (loss) before income tax	5.0%	(6.7)%	4.6%
Income tax (benefit) provision	(1.2)%	0.8%	(0.3)%

Net income (loss)	6.2%	(7.5)%	4.9%

OVERVIEW
2006 was a turnaround year for Interphase as we returned to profitability and revenue growth. Our strategy has been to reinvest some of the savings generated by the restructuring plan we undertook in the fourth quarter of 2005 into research and development resources aimed at new high-growth market opportunities at our key customer accounts and capitalize on revenue-generating applications and services, while maintaining operational excellence in serving our current customers with our extensive line of products. We focused on solidifying our position as a key provider of building block solutions for the emerging AdvancedTCA®, AdvancedMC® and MicroTCA TM platform architectures being deployed into next generation telecommunications networks.
RESULTS OF OPERATIONS
Revenue: Total revenue for the years ended December 31, 2006, 2005 and 2004 were $33.4 million, $30.9 million, and $35.0 million, respectively. Revenue increased 8% in 2006 compared to 2005. This increase was primarily attributable to broadband telecom revenue. Broadband telecom revenue increased approximately 29% to $26.2 million for the year ended December 31, 2006 compared to $20.3 million for the year ended December 31, 2005. As expected, our enterprise SlotOptimzer product revenues decreased to $3.9 million for the year ended December 31, 2006 compared to $7.6 million for the year ended December 31, 2005. All other revenue, composed primarily of security products, legacy networking products, storage products, professional services, cancellation charges and raw material sales, increased approximately 11% to $3.3 million for the year ended December 31, 2006 compared to $3.0 million for the year ended December 31, 2005.

Revenue decreased 12% in 2005 compared to 2004. This decrease was primarily attributable to enterprise SlotOptimizer revenue. Enterprise SlotOptimizer revenue decreased approximately 29% to $7.6 million for the year ended December 31, 2005 compared to $10.7 million for the year ended December 31, 2004. Broadband telecom revenue increased slightly to $20.3 million for the year ended December 31, 2005 compared to $20.2 million for the year ended December 31, 2004. All other revenue, composed primarily of security legacy networking, professional services and storage product lines, decreased approximately 27% to $3.0 million for the year ended December 31, 2005 compared to $4.1 million for the year ended December 31, 2004.
Gross Margin: Gross margin as a percentage of sales for the years ended December 31, 2006, 2005 and 2004 was 54%, 52% and 55%, respectively. Approximately 71% of the increase in gross margin percentage in 2006 compared to 2005 is driven by reductions in excess and obsolete inventory charges. We recorded approximately $500,000 in excess and obsolete inventory charges for the year ended December 31, 2006 compared to approximately $1.0 million for the year ended December 31, 2005. The decrease in excess and obsolete inventory charges primarily relates to product end of life activities that proceeded more rapidly than anticipated in 2005. The remaining portion of the increase in gross margin percentage is due to improved plant utilization partially offset by product mix and pricing changes. We believe that pricing pressures in the industry may dampen gross margin in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
The decrease in gross margin percentage in 2005 compared to 2004 is primarily driven by excess and obsolete inventory charges. We recorded approximately $1.0 million in excess and obsolete inventory charges for the year ended December 31, 2005 compared to approximately $300,000 for the year ended December 31, 2004.
Research and Development: Our investment in the development of new products through research and development was $8.2 million, $8.0 million and $8.0 million in 2006, 2005 and 2004, respectively. As a percentage of revenue, research and development expenses were 25%, 26% and 23% for 2006, 2005 and 2004, respectively. Research and development expenses increased in 2006 compared to 2005 by approximately $250,000, despite the actions taken as part of the restructuring plan initiated in the fourth quarter of 2005. This is primarily due to our strategic reinvestment in the area of project related research and development activities on a variable basis. This additional investment in research and development expense was partially offset compared to last year due to the stronger dollar relative to the Euro in 2006. We expect to continue to invest in these types of projects as we seek to develop and deploy the skills necessary to enable us to successfully meet customer needs. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a greater rate than research and development expense. We anticipate that spending on research and development will continue to increase slightly in the near future as we continue to fund our project related research and development activities, subject to the fluctuations in currency and exchange rates because much of our development expense is associated with our engineering lab in France (see Item 7A – Foreign Currency Risk). We will continue to monitor the level of our investments concurrently with actual revenue results.
Research and development expenses were flat in 2005 compared to 2004. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing while research and development costs remained relatively unchanged.

Sales and Marketing: Sales and marketing expenses were $5.4 million, $6.3 million and $6.1 million in 2006, 2005 and 2004, respectively. As a percentage of revenue, sales and marketing expenses were 16%, 20% and 18% for 2006, 2005 and 2004, respectively. Sales and marketing expenses decreased approximately $900,000 in 2006 compared to 2005. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the fourth quarter of 2005 (see Note 7 in the Notes to the Consolidated Financial Statements for more information) partially offset by variable compensation awards including sales commissions. The decrease in sales and marketing expenses as a percentage of total revenue is due to revenue increasing while sales and marketing costs decreased.
Sales and marketing expenses increased approximately $200,000 in 2005 compared to 2004. Approximately 70% of the increase relates to fees associated with outside consulting services obtained as part of our strategic marketing efforts. The remaining portion of the increase relates to compensation related expenditures as we expanded our marketing operations. These expenses were offset by a reduction in travel and related costs. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing while sales and marketing costs increased slightly.
General and Administrative: General and administrative expenses were $3.9 million, $3.5 million and $3.7 million in 2006, 2005 and 2004, respectively. As a percentage of revenue, general and administrative expenses were 12% in the year ended December 31, 2006 and 11% for each of the years ended December 31, 2005 and 2004. General and administrative expenses increased approximately $400,000 in 2006 compared to 2005. The increase in general and administrative expenses primarily relates to the funding of variable compensation awards based on 2006 results. The increase in general and administrative expenses as a percentage of total revenue is due to general and administrative costs increasing at a higher rate than revenue.
General and administrative expenses decreased approximately $144,000 in 2005 compared to 2004. The decrease in general and administrative expenses primarily relates to a decrease in compensation related expenditures.
Restructuring Charge: On November 10, 2005, we adopted a plan to restructure our worldwide operations. The primary goal of the restructuring program was to improve our ability to continue to strategically fund research and development efforts, to balance our skills to align with the future directions of the marketplace, and to streamline our operations in our continued goal of being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan,we reduced our workforce by approximately 19%. The global workforce reduction impacted all functions within the Company. As a result of the restructuring program, we recorded a restructuring charge of approximately $600,000, classified as operating expenses. See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information. There were no such activities in 2006 or 2004.
Interest Income, Net: Interest income, net of interest expense, was $637,000, $370,000 and $232,000 in 2006, 2005 and 2004, respectively. The increase in interest income, net of interest expense in 2006 compared to 2005 is primarily due to an increase in the investment rates of return in 2006 compared to 2005 and a shift in our investment strategy related to our cash and cash equivalents. The increase in 2005 compared to 2004 is primarily due to an increase in the investment rates of return in 2005 compared to 2004.

Other Income (Expense), Net: Other income, net was $475,000 in 2006. Other expense, net was $133,000 in 2005 and other income, net, was $8,000 in 2004.
Other income in 2006 is primarily due to the change in market value of our foreign exchange derivative financial instruments which resulted in a gain of approximately $442,000. Other expense, net for 2005 was primarily the result of recording a loss of approximately $125,000 related to similar foreign exchange derivative financial instruments. See Note 4 of the accompanying notes to the consolidated financial statements for more information regarding the Company’s derivative financial instruments. There were no such contracts for the year ended December 31, 2004.
Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2006, 2005, and 2004. The effective income tax benefit rate for 2006 was (24%). This income tax benefit was primarily due to a 10% research and development tax credit earned by our operations in France.
Although we were in a net loss position for 2005, we recorded a $218,000 income tax provision due to income taxes on our operations in France exceeding their 5% research and development tax credit for 2005, which was then increased to 10% for 2006.
The effective income tax benefit rate for 2004 was (8%). During the first quarter of 2004, after conducting a thorough review of our Internal Revenue Service (“IRS”) transcripts from a tax audit concluded during the third quarter of 2003, we discovered that the IRS had not paid allowable interest on the refund generated by the tax audit. As a result, we recorded a tax benefit of approximately $100,000 in 2004.
Net Income (Loss): We reported net income of approximately $2.1 million for the twelve months ended December 31, 2006. We reported a net loss of approximately $2.3 million for the twelve months ended December 31, 2005. We reported net income of approximately $1.7 million for the twelve months ended December 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $5.9 million for the year ended December 31, 2006. Cash and cash equivalents decreased $1.7 million for the year ended December 31, 2005. During 2004, we purchased approximately $14.0 million in marketable securities, which decreased cash and cash equivalents by $9.3 million for the year ended December 31, 2004.
Operating Activities: Trends in cash flows from operating activities for 2006, 2005 and 2004, are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, and amortization of restricted stock. Cash provided by operating activities totaled $4.6 million for the year ended December 31, 2006, compared to net income of $2.1 million. Cash used in operating activities totaled $1.2 million for the year ended December 31, 2005, compared to a net loss of $2.3 million. Cash provided by operating activities totaled $1.5 million for the years ended December 31, 2004, compared to net income of $1.7 million. Provisions for uncollectible accounts and returns decreased during all three years due to an increased focus on credit evaluation and improved returns experience. Provision for excess and obsolete inventories decreased $500,000 for 2006 compared to 2005 primarily due to product end of life activities in 2005. Provision for excess and obsolete inventories increased $700,000 for 2005 compared to 2004 primarily due to product end of life activities that proceeded more rapidly than anticipated in 2005. Depreciation and amortization decreased by approximately $100,000 in 2006 primarily due to the leasehold improvements on our corporate and manufacturing facilities becoming fully depreciated in early 2006. Depreciation and amortization was relatively flat in 2005 compared to 2004. Amortization of restricted stock increased approximately $160,000 for 2006 compared to 2005 due to the cumulative effect of restricted stock issuances and additional restricted stock grants in 2006. Amortization of restricted stock increased for 2005 compared to 2004 as we issued restricted stock for the first time to employees and directors in 2005. See Note 9 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities: Net cash provided by investing activities totaled $446,000 in 2006. Our investing activities resulted in a net cash use of $374,000 and $11.3 million in 2005 and 2004, respectively. Cash provided by or used in investing activities in each of the three years related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment during 2006 primarily related to the purchase of a new enterprise performance management system. Additions to property and equipment and capitalized software during 2005 primarily related to equipment purchases for the engineering, manufacturing and information technology functions. The expenditures in 2004 were focused on software and equipment purchases for the sales, engineering and information technology functions. Purchases of marketable securities increased by approximately $1.1 million for 2006 compared to 2005. Purchases of marketable securities decreased approximately $2.3 million for 2005 compared to 2004. Proceeds from the sale of marketable securities increased by $2.9 million for 2006 compared to 2005. Proceeds from the sale of marketable securities increased significantly to $12 million compared to $3.3 million in 2004 as we shifted our investment strategy in 2004.
Financing Activities: Net cash provided by financing activities totaled $797,000, $62,000 and $422,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash provided by financing activities for 2006, 2005 and 2004 is comprised of proceeds from the exercise of stock options of $797,000, $62,000 and $422,000, respectively. The increase in stock options exercised in 2006 reflects the increase in our stock price during 2006.
Commitments
At December 31, 2006, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2007 are estimated at approximately $2.6 million, the majority of which relate to our investment in a new enterprise performance management system. The remaining planned purchases relate to engineering, manufacturing and general office equipment. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2007.

The following table summarizes our future contractual obligations and payment commitments as of December 31, 2006 (in thousands):

Contractual Obligation		Payments due by period
	Total	<1 year	1 -3 years	3- 5 years	> 5 years

Long-term debt obligation (1,2)	$3,853	$223	$3,630	$—	$—
Operating lease obligations (3)	1,472	773	699	—	—

Total	$5,325	$996	$4,329	$—	$—

(1)	At December 31, 2006, the Company had borrowings of $3.5 million under a $5 million revolving credit facility with a bank. The revolving credit facility matures on July 31, 2008 and is secured throughout the term of the credit facility by marketable securities.

(2)	The Company incurs interest expense on the borrowings from the revolving credit facility at a rate of LIBOR + 1% (6.375% at December 31, 2006). The Company used the 6.375% rate to estimate interest expense for 2007 through July 2008. The interest expense estimate is $223,000 and $130,000 for years 2007 and 2008, respectively.

(3)	The Company leases its facilities under non-cancelable operating leases with the longest terms extending to January 2009.
Off-Balance Sheet Arrangements
At December 31, 2006, we had three foreign exchange contracts outstanding to acquire $1.1 million Euros for each contract on specified dates during the next seven months. We carried a $185,000 asset on the balance sheet, classified as other current assets, related to the fair value of our outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005, classified as a $71,000 liability on the balance sheet.
Other
Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt services. To the extent that our actual operating results or other developments differ from our expectations, Interphase’s liquidity could be adversely affected.
We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements, and estimated future operating cash flows. As a result of this process, we have in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of our common stock or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations in the telecommunication and networking industry. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The Company does not anticipate that the adoption of FIN No. 48, as it is applied to U.S. income taxes, will have a material effect on its Consolidated Financial Statements. The Company is currently assessing the impact that the adoption of FIN No. 48, as it is applied to foreign income taxes, will have on its Consolidated Financial Statements.
In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company adopted SAB 108 on December 31, 2006 and did not record an adjustment as a result of its adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the year ended December 31, 2006, we recognized a gain of approximately $442,000 related to these foreign exchange contracts. For the year ended December 31, 2005 we recognized a loss of approximately $125,000 related to these foreign exchange contracts. At December 31, 2006 we had three foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next seven months. At December 31, 2006, we carried a $185,000 asset on the balance sheet, classified as other current assets, related to the fair value of our outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005, classified as a $71,000 liability on the balance sheet.
Market Price Risk
We had no equity hedge contracts outstanding as of December 31, 2006, 2005 or 2004.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2006. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2006. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1%, in the fair value of our available-for-sale securities at December 31, 2005.
Our credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). The current interest rate on our credit facility is 6.375% (LIBOR +1%). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements with our lender to fix the interest rate; our agreement at December 31, 2006 expired on February 5, 2007. It was subsequently renewed for a 90 day period at the same rate. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.
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
Changes in Internal Controls
The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation by the Company’s CEO and CFO, including any corrective actions with regard to significant deficiencies and material weaknesses. This annual report does not include attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, which is incorporated herein by reference.
Executive Officers
See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, which is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct, which applies to all of its employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and to the extent required by the listing standards of the Nasdaq Global Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.
Item 11. Executive Compensation.
See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See information regarding certain relationships and related transactions under the headings “Principal Shareholders” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
See information regarding principal accounting fees and services under the heading “Relationship with Independent Public Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2007, which is incorporated herein by reference.
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

INTERPHASE CORPORATION

Date: March 23, 2007	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board,
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2007.

Name	Title

/s/ Gregory B. Kalush	Chairman of the Board,
Gregory B. Kalush	Chief Executive Officer and President (Principal executive officer)

/s/ Thomas N. Tipton, Jr. Thomas N. Tipton, Jr.	Chief Financial Officer, Vice President of Finance and Treasurer
(Principal financial and accounting officer)

/s/ Paul N. Hug Paul N. Hug	Director

/s/ Michael J. Myers Michael J. Myers	Director

/s/ Kenneth V. Spenser Kenneth V. Spenser	Director

/s/ S. Thomas Thawley S. Thomas Thawley	Vice Chairman, Director and Secretary

*	All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Interphase Corporation
We have audited the accompanying consolidated balance sheets of Interphase Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.
/s/ Grant Thornton LLP
Dallas, Texas
March 16, 2007

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$9,061	$3,180
Marketable securities	13,469	15,388
Trade accounts receivable, less allowances of $118 and $126, respectively	5,824	5,195
Inventories	1,921	3,109
Prepaid expenses and other current assets	1,298	754

Total current assets	31,573	27,626

Machinery and equipment	6,308	5,899
Leasehold improvements	422	411
Furniture and fixtures	554	545

	7,284	6,855
Less-accumulated depreciation and amortization	(6,308)	(5,697)

Total property and equipment, net	976	1,158

Capitalized software, net	1,322	229
Other assets	191	181

Total assets	$34,062	$29,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,372	$255
Deferred revenue	98	118
Accrued liabilities	1,140	1,757
Accrued compensation	2,067	942

Total current liabilities	4,677	3,072

Other non-current liabilities	—	34
Deferred lease obligations	85	90
Long term debt	3,500	3,500

Total liabilities	8,262	6,696

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 6,152,141 and 5,901,895 shares issued and outstanding, respectively	615	590
Additional paid in capital	39,884	38,817
Retained deficit	(14,059)	(16,145)
Cumulative other comprehensive loss	(640)	(764)

Total shareholders’ equity	25,800	22,498

Total liabilities and shareholders’ equity	$34,062	$29,194

          The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	2006	2005	2004

Revenues	$33,403	$30,852	$35,015
Cost of sales	15,277	14,755	15,844

Gross margin	18,126	16,097	19,171

Research and development	8,226	7,974	8,033
Sales and marketing	5,405	6,310	6,107
General and administrative	3,926	3,531	3,675
Restructuring charge	—	600	—

Total operating expenses	17,557	18,415	17,815

Income (loss) from operations	569	(2,318)	1,356

Interest income, net	637	370	232
Other income (expense), net	475	(133)	8

Income (loss) before income tax	1,681	(2,081)	1,596

Income tax (benefit) provision	(405)	218	(122)

Net income (loss)	$2,086	$(2,299)	$1,718

Net income (loss) per share:
Basic EPS	$0.36	$(0.40)	$0.30

Diluted EPS	$0.33	$(0.40)	$0.27

Weighted average common shares	5,854	5,758	5,719

Weighted average common and dilutive shares	6,254	5,758	6,312

          The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income (Loss)
Balance at December 31, 2003	5,680	$568	$38,218	$(15,564)	$(409)	$22,813

Option exercises	71	7	415	—	—	422
Comprehensive income:
Foreign currency translation	—	—	—	—	21	21	21
Unrealized holding period loss	—	—	—	—	(186)	(186)	(186)
Net income	—	—	—	1,718	—	1,718	1,718

Total comprehensive income	—	—	—	—	—	—	$1,553

Balance at December 31, 2004	5,751	$575	$38,633	$(13,846)	$(574)	$24,788

Option exercises	15	1	63	—	—	64
Stock issued under restricted stock plan	136	14	(14)	—	—	—
Amortization of restricted stock plan compensation	—	—	135	—	—	135
Comprehensive loss:
Foreign currency translation	—	—	—	—	(157)	(157)	(157)
Unrealized holding period loss	—	—	—	—	(33)	(33)	(33)
Net loss	—	—	—	(2,299)	—	(2,299)	(2,299)

Total comprehensive loss	—	—	—	—	—	—	$(2,489)

Balance at December 31, 2005	5,902	$590	$38,817	$(16,145)	$(764)	$22,498

Option exercises	144	15	782	—	—	797
Stock issued under restricted stock plan, net forfeitures	106	10	(10)	—	—	—
Amortization of restricted stock plan compensation	—	—	295	—	—	295
Comprehensive income:
Foreign currency translation	—	—	—	—	61	61	61
Unrealized holding period gain	—	—	—	—	63	63	63
Net income	—	—	—	2,086	—	2,086	2,086

Total comprehensive income	—	—	—	—	—	—	$2,210

Balance at December 31, 2006	6,152	$615	$39,884	$(14,059)	$(640)	$25,800

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,086	$(2,299)	$1,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible accounts and returns	(8)	(10)	(3)
Provision for excess and obsolete inventories	500	1,000	300
Depreciation and amortization	695	801	788
Amortization of restricted stock	295	135	—
Change in assets and liabilities:
Trade accounts receivable	(621)	(209)	661
Inventories	688	(600)	(848)
Prepaid expenses and other current assets	(513)	192	(187)
Income taxes receivable	—	233	(246)
Other assets	3	(1)	44
Accounts payable, deferred revenue and accrued liabilities	455	(42)	(976)
Accrued compensation	1,030	(501)	309
Other non-current liabilities	(34)	34	—
Deferred lease obligations	(5)	30	(28)

Net adjustments	2,485	1,062	(186)

Net cash provided by (used in) operating activities	4,571	(1,237)	1,532

Cash flows from investing activities:
Purchase of property and equipment	(358)	(506)	(454)
Purchase of capitalized software	(1,178)	(32)	(86)
Proceeds from the sale of marketable securities	14,860	11,948	3,322
Purchases of marketable securities	(12,878)	(11,784)	(14,047)

Net cash provided by (used in) investing activities	446	(374)	(11,265)

Cash flows from financing activities:
Proceeds from the exercise of stock options	797	62	422

Net cash provided by financing activities	797	62	422

Effect of exchange rate changes on cash and cash equivalents	67	(199)	35

Net increase (decrease) in cash and cash equivalents	5,881	(1,748)	(9,276)
Cash and cash equivalents at beginning of year	3,180	4,928	14,204

Cash and cash equivalents at end of year	$9,061	$3,180	$4,928

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$359	$92	$—
Interest paid	$160	$124	$111
The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) provide robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on a 30-year history of providing advanced Input/Output (I/O) solutions for telecommunications and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key role in delivering next generation AdvancedTCA® (Advanced Telecommunications Computing Architecture or ATCA), MicroTCA and AdvancedMC™ (Advanced Mezzanine Card or AMC) solutions to the marketplace. The Company’s products enable telecommunications equipment manufacturers to deploy robust and highly scalable network infrastructure equipment into Third Generation Wireless (3G), IP Multimedia Subsystem (IMS), Voice over IP (VoIP) and Broadband Access Networks worldwide, enabling the delivery of advanced IPTV and Triple Play services. See Note 14 for information regarding the Company’s revenues related to North America and foreign countries.
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

Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value and management is required to estimate the collectibility of the Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management and re-evaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The reserves also are determined by using percentages applied to certain aged receivable categories based on historical results. The activity in this account was as follows (in thousands):

	Balance at		(Write-offs,)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period

2006	$36	$(3)	$—	$33
2005	36	5	(5)	36
2004	89	9	(62)	36
Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2006, 2005 and 2004, the allowance for returns was $85,000, $90,000, and $105,000, respectively, and maintained as a reduction to accounts receivable.
Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2006	2005

Raw Materials	$1,449	$2,393
Work-in-Process	344	549
Finished Goods	128	167

Total	$1,921	$3,109

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2006 and 2005 were $500,000 and $1.0 million, respectively.

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

Year ended December 31:	Depreciation Expense

2006	$567
2005	$690
2004	$656
The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10years
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

		Accumulated
Year ended December 31:	Amortization Expense	Amortization
2006	$128	$1,670
2005	$111	$1,501
2004	$132	$2,429
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. No impairments were recorded in 2006, 2005 or 2004.
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of service revenue.
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

Concentration of Credit Risks: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The majority of the Company’s sales have been to original equipment manufacturers who produce computer systems or telecommunication networks. The Company conducts credit evaluations of its customers’ financial condition and limits the amount of trade credit extended when necessary.
Research and Development: Research and development costs are charged to expense as incurred.
Interest Income, net: Interest income from investment in securities was approximately $841,000, $471,000, and $351,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Interest expense related to the Company’s credit facility was approximately $216,000, $137,000 and $121,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $37,000, $23,000 and $14,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Foreign Currency Translation: Assets and liabilities of the Company’s French subsidiary, whose functional currency is other than the U.S. Dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in the Consolidated Statements of Operations as incurred.
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
The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of SFAS No. 109, “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets.
Other Comprehensive Income (loss): Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in cumulative other comprehensive income (loss) and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments”, to account for stock-based compensation using the modified prospective transition method and therefore will not restate the prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”. Prior to 2006, the Company elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company had implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS No. 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net (loss) income as reported	$(2,299)	$1,718
Add: APB 25 expense	135	—
Less: Total stock based employee compensation expense determined under fair value methods for all awards	(1,150)	(1,863)

Pro forma net loss	(3,314)	(145)
(Loss) income per common share:
As reported — basic	$(0.40)	$0.30

Pro forma — basic	$(0.58)	$(0.03)

As reported — diluted	$(0.40)	$0.27

Pro forma — diluted	$(0.58)	$(0.03)

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving estimates are the allowance for doubtful accounts and returns, warranties, inventory impairment charges and income tax accounts.
2. MARKETABLE SECURITIES
Marketable securities primarily consist of investments in debt securities. As of December 31, 2006, the fair market value of marketable securities was $13.5 million, of which $8.9 million matures in one year or less; $4.6 million matures in five years or less. As of December 31, 2005, the fair market value of marketable securities was $15.4 million, of which $11.6 million matures in one year or less; $3.8 million matures in five years or less. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized gain with respect to certain available-for-sale securities in 2006 of $63,000. The Company recorded an unrealized loss with respect to certain available-for-sale securities of $33,000 and $186,000 in 2005 and 2004, respectively.

3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	Years ended December 31,
	2006	2005
Inventory receipts	381	500
Restructuring accrual	—	288
Accrued other	759	969

	$1,140	$1,757

4. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the year ended December 31, 2006, the Company recognized a gain of approximately $442,000 related to these foreign exchange contracts. For the year ended December 31, 2005, the Company recognized a loss of approximately $125,000 related to these foreign exchange contracts. At December 31, 2006, the Company had three foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next seven months. At December 31, 2006, the Company carried a $185,000 asset on the balance sheet, classified as other current assets, related to the fair value of its outstanding foreign exchange contracts. There were five such contracts outstanding at December 31, 2005, classified as a $71,000 liability on the balance sheet.
5. CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing July 31, 2008 with an interest rate of LIBOR plus 1.0% (6.375% and 5.375% at December 31, 2006 and 2005, respectively). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.

6. INCOME TAXES
The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States tax benefit	$(55)	$(10)	$(89)
Foreignt (benefit) provision	(350)	228	(33)

Income tax (benefit) provision	$(405)	$218	$(122)

Tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2006 and 2005, are presented as follows (in thousands):

	Year ended December 31,
	2006	2005
Current deferred tax assets:

Inventories	$1,198	$1,313
Accounts receivable	13	14
Deferred revenue	37	45
Other accruals	265	177

Total current deferred tax assets	$1,513	$1,549

Noncurrent deferred tax assets:
Depreciation	$77	$45
Amortization	280	369
Other	26	—
Net operating loss carryforwards	5,564	6,412

Total noncurrent deferred tax assets	$5,947	$6,826

Valuation allowance for deferred tax assets	(7,460)	(8,375)

Deferred tax assets, net of valuation allowance	$—	$—

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
At December 31, 2006, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured.
The differences between the actual income tax (benefit) provision and the amount computed by applying the statutory federal tax rate to the income (loss) before income taxes shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004

Income taxes at statutory rate	$576	$(708)	$543
Benefit for French research and development tax credit	(394)	(239)	(144)
State provision (benefit)	16	(119)	22
Benefit recorded for favorable outcome of tax audits	—	—	(102)
French permanent items	(218)	244	(133)
Extraterritorial income exclusion benefit	(56)	(75)	(389)
Adjustment to deferred tax assets	717	(747)	—
Other	(130)	—	(33)
Change in valuation allowance	(916)	1,862	114

(Benefit) provision for income taxes	$(405)	$218	$(122)

At December 31, 2006, the Company had approximately $15.9 million of federal net operating loss carryforwards, $2.0 million of which were related to non-qualified stock option deductions. The Company also had state net operating losses of $3.8 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to stockholder’s equity once management believes that these losses are more likely than not to be realized. The Company’s French subsidiary has a research tax credit of approximately $350,000, which is refundable in cash if it is not used within three years.
During the first quarter of 2004, after conducting a thorough review of the Company’s IRS transcripts, the Company discovered that the IRS had not paid allowable interest on the refund from an IRS audit in 2003. As a result, the Company recognized a tax benefit of approximately $100,000 in 2004.
The earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to foreign countries. Foreign and state tax amounts for 2004 have been separately shown for comparison purposes to 2006 and 2005 amounts.

7. RESTRUCTURING CHARGE
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
These amounts were completely paid out under the restructuring plan by the end of the second quarter of 2006. Approximately $586,000 of the charges related to severance and fringe benefits, approximately $8,000 of the charges related to a future lease obligation and approximately $6,000 related to non-utilized fixed assets. As of December 31, 2006, there was no liability on the Company’s balance sheet relating to future cash payments under this plan.
8. EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2006	2005	2004

Basic income (loss) per share:
Net income (loss)	$2,086	$(2,299)	$1,718
Weighted average common shares outstanding	5,854	5,758	5,719
Basic income (loss) per share	$0.36	$(0.40)	$0.30

Diluted income (loss) per share:
Net income (loss)	$2,086	$(2,299)	$1,718
Weighted average common shares outstanding	5,854	5,758	5,719
Dilutive stock options and restricted stock	400	—	593

Weighted average common shares outstanding – assuming dilution	6,254	5,758	6,312

Diluted income (loss) per share	$0.33	$(0.40)	$0.27

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,251	2,084	808
9. COMMON STOCK
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

The following table summarizes the combined stock option activity under the all of the plans (in thousands, except option prices):

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2003	2,578	$9.18

Granted	226	10.84
Exercised	(71)	5.97
Canceled	(79)	10.92

Balance, December 31, 2004	2,654	9.35

Granted	—	N/A
Exercised	(15)	4.24
Canceled	(53)	9.78

Balance, December 31, 2005	2,586	9.38

Granted	—	N/A
Exercised	(144)	5.54
Canceled	(320)	10.13

Balance, December 31, 2006	2,122	9.52

Exercisable at December 31, 2006	2,122	$9.52

The total intrinsic value of share options exercised during 2006, 2005 & 2004 were approximately $496,000, $28,000 and $418,000, respectively.
The following table summarizes information about options granted under the plans that were outstanding at December 31, 2006 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding at	Contractual Life	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	12/31/06	(years)	Price	12/31/06	Price

$3.09-$4.60	255	4.91	$4.24	255	$4.24
$4.83-$6.50	590	5.23	5.60	590	5.60
$7.20-$10.63	594	3.45	8.18	594	8.18
$11.25-$13.88	389	5.09	12.77	389	12.77
$17.25-$24.06	284	2.97	20.02	284	20.02
$31.00	10	2.90	31.00	10	31.00

Total	2,122	4.35	$9.52	2,122	$9.52
Stock Option Acceleration: On December 19, 2005, the Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of the Company that were held by employees and executive officers as of December 19, 2005. Less than one percent of those unvested options consisted of “in-the-money” options. The number of shares and exercise prices of the options subject to the acceleration were unchanged. The Company elected to take this action to eliminate approximately $350,000 of future compensation expense that would have been recorded over a two year period. The Company’s board and executive management believed this action is in the best interest of the Company and its shareholders. The following table summarizes the outstanding options that were subject to accelerated vesting:

	Aggregate Number of	Weighted Average
	Shares Issuable Under	Exercise Price Per
	Accelerated Stock Options	Share

Total Non-Employee Directors	—	N/A
Total Executive Officers	167,830	$9.47
Total All Other Employees	38,092	$7.61

Total	205,922	$9.13
Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2006, the Company issued 112,300 restricted stock shares granted at market prices ranging from $5.40 to $14.65. During 2005, the Company issued 145,652 restricted stock shares granted at market prices ranging from $4.40 to $7.05. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $295,000 and $135,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there is approximately $698,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized, compared to $628,000 at December 31, 2005. The following summarizes the restricted stock activity 2006 and 2005:

		Weighted Average
	Restricted Stock Shares	Grant Date Value
Nonvested Restricted stock at December 31, 2004	—	$—
Granted	145,652	5.60
Vested	—	—
Cancelled/Forefeited	(9,600)	5.47

Nonvested Restricted stock at December 31, 2005	136,052	$5.59

Granted	112,300	$6.46
Vested	(21,127)	5.68
Cancelled/Forefeited	(5,800)	6.11

Nonvested Restricted stock at December 31, 2006	221,425	$5.96

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2004 as there were no options granted in 2005 or 2006:

	2006	2005	2004

Weighted average risk free interest rates	N/A	N/A	2.39%
Weighted average life (in years)	N/A	N/A	4.10
Volatility	N/A	N/A	88%
Expected dividend yield	N/A	N/A	—
Weighted average grant-date fair value per share of options granted	N/A	N/A	$6.99
10. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2006 and 2005, the Company had no related party transactions. The Company paid approximately $104,000 for the year ended December 31, 2004, to certain former outside directors of the Company or their firms for professional services.
11. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company may make a discretionary matching contribution at the end of the plan year. The total expense under this plan was $214,000,

$313,000 and $295,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company offers no post-retirement or post-employment benefits.
12. OTHER FINANCIAL INFORMATION
Major Customers: During 2006, sales to Lucent Technologies, Motorola, Hewlett Packard and Alcatel accounted for $8.0 million or 24%, $7.5 million or 22%, $3.4 million or 10%, and $3.3 million or 10% of the Company’s consolidated revenues, respectively. During 2005, sales to Lucent Technologies, Hewlett Packard and Motorola accounted for $7.9 million or 26%, $6.0 million or 19% and $4.2 million or 14% of the Company’s consolidated revenues, respectively. During 2004, sales to Lucent Technologies and Hewlett Packard accounted for $12.6 million or 36% and $9.6 million or 27% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
Included in accounts receivable at December 31, 2006, was approximately $2.1 million due from Motorola, approximately $810,000 due from Alcatel and approximately $715,000 due from Lucent Technologies. Included in accounts receivable at December 31, 2005, was approximately $1.6 million due from Hewlett Packard, approximately $950,000 due from Lucent Technologies and approximately $610,000 due from Macnica Networks Corporation. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.
Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to January 2009. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2006, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2007	$773
2008	$686
2009	$13
Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2006	$738
2005	$757
2004	$791
The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.
13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company does not anticipate that the adoption of FIN No. 48, as it is applied to U.S. income taxes, will have a material effect on its Consolidated Financial Statements. The Company is currently assessing the impact that the adoption of FIN No. 48, as it is applied to foreign income taxes, will have on it Consolidated Financial Statements.
In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company adopted SAB No. 108 on December 31, 2006 and did not record an adjustment as a result of its adoption.
14. SEGMENT DATA
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
Geographic long lived assets, determined by physical location, and revenue, determined by location of the customer, related to North America and foreign countries as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

Long Lived Assets	2006	2005

North America	$2,064	$1,078
Europe	234	309

Total	$2,298	$1,387

Revenues	2006	2005	2004

Europe	$15,215	$8,804	$8,528
North America	11,226	16,912	21,049
Pacific Rim	6,962	5,136	5,438

Total	$33,403	$30,852	$35,015

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2006	2005	2004

Broadband telecom	$26,199	$20,293	$20,151
Enterprise SlotOptimizer	3,898	7,577	10,713
Storage	585	714	814
Professional/Support Services	251	487	744
LAN/WAN	144	525	1,276
Other	2,326	1,256	1,317

Total	$33,403	$30,852	$35,015

15. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2006 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,151	$9,371	$7,758	$8,123
Gross margin	4,121	5,400	4,067	4,538
Income before income taxes	195	1,066	118	302
Net income	310	1,143	175	458
Earnings per share:
Basic EPS	$0.05	$0.20	$0.03	$0.08

Diluted EPS	$0.05	$0.19	$0.03	$0.07
Quarterly results of operations for 2005 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,780	$7,592	$6,924	$7,556
Gross margin	4,752	4,050	3,491	3,804
Income (loss) before income taxes	191	(390)	(876)	(1,006)
Net income (loss)	155	(471)	(912)	(1,071)
Earnings (loss) per share:
Basic EPS	$0.03	$(0.08)	$(0.15)	$(0.19)

Diluted EPS	$0.03	$(0.08)	$(0.15)	$(0.19)
Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS
Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (3)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (4)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (6)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (5)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (7)

10 (b)	Lease on Facility at 2105 Luna Road, Carrolton, Texas. (7)

10 (c)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (10)

10 (d)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(12)

10 (e)	Employment Agreement for Chief Technology Officer with Felix V. Diaz, dated May 22, 1996. *(12)

10 (f)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(12)

10 (g)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(12)

10 (h)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(12)

10 (i)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(12)

10 (j)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(12)

10 (k)	Employment Agreement with Steven P. Kovac, dated May 11, 1999. *(12)

10 (l)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(11)

16 (a)	Letter regarding change in certifying accountant. (9)

21 (a)	Subsidiaries of the Registrant. (8)

23 (a)	Consent of Independent Registered Public Accounting Firm. (13)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (13)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (13)

32 (a)	Section 1350 Certification. (13)

32 (b)	Section 1350 Certification. (13)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended October 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

E-1

(4)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to Form 8-K on September 13, 2004, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(11)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(12)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(13)	Filed herewith

*	Management contract or compensatory plan or arrangement.

E-2