Form 10-Q
period 2007-03-31
INTERPHASE CORP
filed 2007-05-14
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of May 8, 2007, shares of common stock outstanding totaled 6,193,490.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Cash and cash equivalents	$5,874	$9,061
Marketable securities	15,631	13,469
Trade accounts receivable, less allowances of $110 and $118, respectively	3,982	5,824
Inventories	1,874	1,921
Prepaid expenses and other current assets	1,355	1,298

Total current assets	28,716	31,573

Machinery and equipment	6,398	6,308
Leasehold improvements	423	422
Furniture and fixtures	556	554

	7,377	7,284
Less-accumulated depreciation and amortization	(6,473)	(6,308)

Total property and equipment, net	904	976

Capitalized software, net	1,398	1,322
Other assets	193	191

Total assets	$31,211	$34,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$900	$1,372
Deferred revenue	73	98
Accrued liabilities	1,167	1,140
Accrued compensation	1,289	2,067

Total current liabilities	3,429	4,677

Deferred lease obligations	77	85
Long-term debt	3,500	3,500

Total liabilities	7,006	8,262

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,169,240 and 6,152,141 shares issued and outstanding, respectively	617	615
Additional paid in capital	40,063	39,884
Retained deficit	(15,862)	(14,059)
Cumulative other comprehensive loss	(613)	(640)

Total shareholders’ equity	24,205	25,800

Total liabilities and shareholders’ equity	$31,211	$34,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$5,104	$8,151
Cost of sales	2,405	4,030

Gross margin	2,699	4,121

Research and development	2,538	1,880
Sales and marketing	1,412	1,344
General and administrative	957	954

Total operating expenses	4,907	4,178

Loss from operations	(2,208)	(57)

Interest income, net	201	115
Other income, net	95	137

(Loss) income before income tax	(1,912)	195

Income tax benefit	(60)	(115)

Net (loss) income	$(1,852)	$310

Net (loss) income per share:
Basic EPS	$(0.30)	$0.05

Diluted EPS	$(0.30)	$0.05

Weighted average common shares	6,076	5,822

Weighted average common and dilutive shares	6,076	5,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,852)	$310
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts and returns	(8)	10
Provision for excess and obsolete inventories	100	200
Depreciation and amortization	185	170
Amortization of restricted stock	77	64
Change in assets and liabilities:
Trade accounts receivable	1,850	(412)
Inventories	(53)	477
Prepaid expenses and other current assets	2	83
Other assets	—	3
Accounts payable, deferred revenue and accrued liabilities	(474)	353
Accrued compensation	(789)	263
Other non-current liabilities	—	(34)
Deferred lease obligations	(8)	(36)

Net cash (used in) provided by operating activities	(970)	1,451

Cash flows from investing activities:
Purchase of property and equipment	(75)	(53)
Purchase of capitalized software	(84)	(348)
Proceeds from the sale of marketable securities	2,445	3,318
Purchase of marketable securities	(4,595)	(1,959)

Net cash (used in) provided by investing activities	(2,309)	958

Cash flows from financing activities:
Proceeds from the exercise of stock options	104	316

Net cash provided by financing activities	104	316

Effect of exchange rate changes on cash and cash equivalents	(12)	(5)
Net (decrease) increase in cash and cash equivalents	(3,187)	2,720
Cash and cash equivalents at beginning of period	9,061	3,180

Cash and cash equivalents at end of period	$5,874	$5,900

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006.
NOTE 2. — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” The Company had no unvested stock options nor were any stock options granted during the three months ended March 31, 2007 or 2006, and as a result the Company recorded no stock-based compensation expense related to stock options during the three months ended March 31, 2007 or 2006.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2006	2,122	9.52
Granted	—	—
Exercised	(17)	6.07
Canceled	—	—

Balance, March 31, 2007	2,105	9.55

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases is subject to the achievement of certain performance conditions. During the three months ended March 31, 2007, there were 60,000 shares granted at the market price of $11.57. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholder’s equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $77,000 and $64,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there is approximately $1.3 million of total unamortized compensation cost

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
related to unvested restricted stock remaining to be recognized. The following summarizes the restricted stock activity for the first quarter of 2007:

		Weighted
	Restricted Stock	Average Grant
	Shares	Date Value
Nonvested restricted stock at December 31, 2006	221,425	5.96
Granted	60,000	11.57
Vested	(10,230)	5.42
Cancelled/Forefeited	(60,000)	5.40

Nonvested restricted stock at March 31, 2007	211,195	6.81

NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$1,441	$1,449
Work-in-process	289	344
Finished goods	144	128

Total	$1,874	$1,921

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended March 31, 2007 and 2006 were $100,000 and $200,000 respectively.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months ended March 31, 2007, the Company recognized a gain of approximately $67,000 related to these foreign exchange contracts. For the three months ended March 31, 2006, the Company recognized a gain of approximately $127,000 related to these foreign exchange contracts. At March 31, 2007 the Company had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. At March 31, 2007, the Company carried an approximately $171,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were three such contracts outstanding at December 31, 2006 classified as a $185,000 asset on the balance sheet and included in prepaid expenses and other current assets.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2007 and March 31, 2006. During each of the three months ended March 31, 2007 and March 31, 2006, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 10% research and development tax credit.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. At March 31, 2007, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no adjustment was made to equity and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2003 and after are open for IRS examination. The year ended December 31, 2002 generated a loss and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated from the year ended 2002 until the statute expiration on open tax years.
The Company is also subject to income tax in France. At March 31, 2007, the Company had an uncertain tax position of approximately $200,000 of which $186,000 is related to a potential tax liability, $10,000 is related to possible interest, and $4,000 is related to a potential penalty. This has been accounted for as a reduction in equity. The uncertain tax position in France will have a favorable impact on the effective tax rate in the amount of $186,000. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2004 and subsequent remain open for examination.
NOTE 6. — CREDIT FACILITY
The Company maintains a $5 million revolving bank credit facility with a maturity date of July 31, 2008 and interest rate of LIBOR plus 1.0% (6.375% at March 31, 2007 and December 31, 2006). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 7. — COMPREHENSIVE INCOME
The following table shows the Company’s comprehensive income (in thousands):

	Three months ended
	March 31,
	2007	2006
Net (loss) income	$(1,852)	$310
Other comprehensive income:
Unrealized holding gain arising during period, net of tax	12	7
Foreign currency translation adjustment	15	(14)

Comprehensive (loss) income	$(1,825)	$303

NOTE 8. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2007	2006
Basic (loss) earnings per share:
Net (loss) income	$(1,852)	$310
Weighted average common shares outstanding	6,076	5,822
Basic (loss) earnings per share	$(0.30)	$0.05

Diluted (loss) earnings per share:
Net (loss) income	$(1,852)	$310
Weighted average common shares outstanding	6,076	5,822
Dilutive stock options and restricted stock	—	96

Weighted average common shares outstanding — assuming dilution	6,076	5,918
Diluted (loss) earnings per share	$(0.30)	$0.05

Outstanding stock options and unvested restricted stock that were not included in the diluted calculation because their effect would be anti-dilutive	1,467	1,986

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Revenues:
North America	$2,471	$2,900
Europe	2,053	3,633
Pacific Rim	580	1,618

Total	$5,104	$8,151

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Product Revenues:
Broadband telecom	$4,245	$5,935
Enterprise SlotOptimizer	377	927
Security	169	274
Storage	136	231
Professional services	41	118
Other	136	666

Total	$5,104	$8,151

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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $5.1 million for the three months ended March 31, 2007, compared to $8.2 million for the same period in the prior year. The decrease was primarily attributable to Broadband telecom revenue, which decreased approximately 28% to approximately $4.2 million for the three months ended March 31, 2007, compared to $5.9 million in the comparable period. As expected our enterprise SlotOptimizer revenue decreased by approximately 59% to $377,000 for the three months ended March 31, 2007, compared to $927,000 for the same period in the previous year. All other revenues composed primarily of security, legacy networking, professional services and storage product lines, decreased approximately 63% to $482,000, compared to approximately $1.3 million in the comparable period. Included in all other revenues for the first quarter of 2006 was approximately.$400,000 of raw material parts, sold at cost, which reduced our exposure to potential excess and obsolete inventory charges.
During the first quarter of 2007, sales to two customers individually accounted for approximately 33% and 10% of total revenues respectively. During the first quarter of 2006, sales to four customers individually accounted for approximately 21%, 15%, 12% and 10% of total revenues respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Gross Margin
For the three months ended March 31, 2007, gross margin, as a percentage of sales, was 53% compared to 51% for the same period in the prior year. The increase in gross margin percentage is primarily due to the sale of approximately $400,000 of raw materials at cost in the first quarter of 2006, which reduced first quarter 2006 product margins, as well as recording $100,000 less in obsolete inventory charges in the first quarter of 2007 compared to the first quarter of 2006. These factors were partially offset by reduced factory utilization as production volumes decreased from the first quarter of 2006. We believe that pricing pressures in the industry may dampen gross margins in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $2.5 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in research and development expense is primarily due to our continued investment in the area of project related research and development activities on a variable basis. As a percentage of total revenue, research and development expense was approximately 50% in the first quarter of 2007 compared to approximately 23% for the same period in the prior year. The increase in research and development costs as a percentage of total revenue is due to the research and development expense increasing while revenue decreased for the period. We anticipate that spending on research and development will increase slightly in the near future, subject to fluctuations in currency exchange rates because much of our development expense is associated with our engineering lab in France (see Item 3 — Foreign Currency Risk).
Sales and Marketing
Sales and marketing expenses were $1.4 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in sales and marketing expense was due to additional headcount in our sales and marketing teams and increased tradeshow presence during the first three months of 2007. As a percentage of total revenue, sales and marketing expense was approximately 28% in the first quarter of 2007, compared to approximately 16% for the same period in the prior year. The increase in sales and marketing expense as a percentage of total revenue is due to the slight increase in sales and marketing expense while revenue decreased for the period. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $957,000 and $954,000 for the three months ended March 31, 2007 and 2006, respectively. As a percentage of total revenue, general and administrative expenses were approximately 19% in the first quarter 2007 and 12% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is primarily due to revenue decreasing while general and administrative expenses remained flat. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Interest Income, Net
Interest income, net of interest expense, increased to $201,000 for the three months ended March 31, 2007 from $115,000 in the comparable period in the prior year. The increase in interest income, net for the three month period is primarily due to an increase in the investment rates of return and a shift in our investment strategy related to our cash and cash equivalents. We also maintained higher cash and investment balances in the first quarter of 2007 compared to the same period in 2006, resulting in increased interest income during the period.
Other Income, Net
Other income, net was $95,000 for the three months ended March 31, 2007, compared to $137,000 for the same period in the prior year. The decrease in other income for the three months ended March 31, 2007 primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in other income of approximately $67,000 and $127,000 for the three months ended March 31, 2007 and 2006, respectively. See Note 4 in Notes to Condensed Consolidated Financial Statements for more information on derivative financial instruments.
Income Taxes
Our tax benefit rate was 3% for the three months ended March 31, 2007, compared to a tax benefit rate of 59% for the three months ended March 31, 2006. Although we were in a net income position in 2006, we recorded a tax benefit due to tax credits generated in our foreign operations.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2007 and March 31, 2006. During each of the three months ended March 31, 2007 and March 31, 2006, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 10% research and development tax credit.
Net (Loss) Income
We reported net loss of $1.9 million and net income of $310,000 for the three months ended March 31, 2007 and 2006, respectively. Basic loss per share for the three months ended March 31, 2007 was ($0.30). Basic and diluted earnings per share for the three months ended March 31, 2006 was $0.05.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $3.2 million for the three months ended March 31, 2007 and increased $2.7 million for the three months ended March 31, 2006. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the three months ended March 31, 2007 and 2006 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash used in operating activities totaled $970,000 for the three months ended March 31, 2007, compared to a net loss of $1.9 million. Provision for uncollectible accounts and returns decreased slightly for the three months ended March 31, 2007 compared to the same period in 2006. Provision for excess and obsolete inventories decreased by $100,000 for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to product end of life activities during 2006. Depreciation and amortization increased slightly for the three months ended March 31, 2007, compared to the same period in 2006. Amortization of restricted stock increased slightly for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash used in investing activities totaled $2.3 million for the three months ended March 31, 2007 and cash provided by investing activities totaled $958,000 for the three months ended March 31, 2006. Cash used in and provided by investing activities in each of the periods related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $159,000 for the three months ended March 31, 2007, compared to $401,000 for the three months ended March 31, 2006. The additions for the three months ended March 31, 2007 and three months ended March 31, 2006, primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities increased to $4.6 million for the three months ended March 31, 2007, compared to $2.0 million for the three months ended March 31, 2006. Proceeds from the sale of marketable securities decreased to $2.5 million for the three months ended March 31, 2007, compared to $3.3 million for the three months ended March 31, 2006.
Financing Activities
Net cash provided by financing activities totaled $104,000 for the three months ended March 31, 2007 and $316,000 for the three months ended March 31, 2006 and related to proceeds from employees exercising stock options.
Commitments
Commitments
At March 31, 2007, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2007 are estimated at approximately $2.6 million, the majority of which relate to our investment in a new enterprise performance management system. The remaining planned purchases relate to engineering, manufacturing and general office equipment. Our significant long-term obligations as of March 31, 2007, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2007.

Off-Balance Sheet Arrangements
At March 31, 2007, we had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. We have a $171,000 asset, classified in prepaid expenses and other current assets, on the balance sheet at March 31, 2007, representing the fair value of these contracts. There were three such contracts outstanding at December 31, 2006 classified as a $185,000 asset on the balance sheet and included in prepaid expenses and other current liabilities.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $410,000 and $229,000 for the three months ended March 31, 2007, and 2006, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months ended March 31, 2007, we recognized a gain of approximately $67,000 related to these foreign exchange contracts. For the three months ended March 31, 2006, we recognized a gain of approximately $127,000 related to these foreign exchange contracts. At March 31, 2007, we had four foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next 10 months. At March 31, 2007, we carried an approximately $171,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of our outstanding foreign exchange contracts. There were three such contracts outstanding at December 31, 2006 classified as a $185,000 asset on the balance sheet and included in prepaid expenses and other current assets.
Market Price Risk
We had no equity hedge contracts outstanding as of March 31, 2007 or December 31, 2006.

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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2007. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2007. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2006.
Our credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). The current interest rate on our credit facility is 6.375% (LIBOR + 1%). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements with our lender to fix the interest rate; our agreement at March 31, 2007 expires on May 7, 2007. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.
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

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibits

2(a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (2)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (3)

3 (c)	Amended and Restated Bylaws of the registrant adopted on December 5, 1995 and amended on January 19, 1999. (5)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (4)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (6)

10 (b)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (6)

10 (c)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (7)

10 (d)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(9)

10 (e)	Employment Agreement for Chief Technology Officer with Felix V. Diaz, dated May 22, 1996. *(9)

10 (f)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(9)

10 (g)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(9)

10 (h)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(9)

10 (i)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(9)

10 (j)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(9)

10 (l)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(8)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (10)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (10)

32 (a)	Section 1350 Certification. (10)

32 (b)	Section 1350 Certification. (10)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(10)	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: May 14, 2007	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)