Form 10-Q
period 2007-09-30
INTERPHASE CORP
filed 2007-11-09
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer  ☐                           Accelerated filer  ☐                      Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☑
As of November 5, 2007, shares of common stock outstanding totaled 6,334,972.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,

ASSETS	2007	2006
Cash and cash equivalents	$5,446	$9,061
Marketable securities	14,430	13,469
Trade accounts receivable, less allowances of $167 and $118, respectively	7,189	5,824
Inventories	2,452	1,921
Prepaid expenses and other current assets	1,776	1,298

Total current assets	31,293	31,573

Machinery and equipment	6,577	6,308
Leasehold improvements	424	422
Furniture and fixtures	568	554

	7,569	7,284
Less-accumulated depreciation and amortization	(6,713)	(6,308)

Total property and equipment, net	856	976

Capitalized software, net	2,062	1,322
Other assets	204	191

Total assets	$34,415	$34,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,686	$1,372
Deferred revenue	44	98
Accrued liabilities	1,261	1,140
Accrued compensation	1,707	2,067

Total current liabilities	4,698	4,677

Deferred lease obligations	60	85
Long-term debt	3,500	3,500

Total liabilities	8,258	8,262

Commitments and Contingencies
Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,281,373 and 6,152,141 shares issued and outstanding, respectively	628	615
Additional paid in capital	40,867	39,884
Retained deficit	(14,774)	(14,059)
Cumulative other comprehensive loss	(564)	(640)

Total shareholders’ equity	26,157	25,800

Total liabilities and shareholders’ equity	$34,415	$34,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$8,429	$7,758	$21,774	$25,280
Cost of sales	3,249	3,691	8,970	11,692

Gross margin	5,180	4,067	12,804	13,588

Research and development	2,413	2,019	7,320	5,865
Sales and marketing	1,417	1,222	4,208	4,040
General and administrative	1,180	851	3,267	3,047

Total operating expenses	5,010	4,092	14,795	12,952

Income (loss) from operations	170	(25)	(1,991)	636

Interest income, net	185	189	578	429
Other income (loss), net	192	(46)	349	314

Income (loss) before income tax	547	118	(1,064)	1,379

Income tax benefit	(151)	(57)	(300)	(249)

Net income (loss)	$698	$175	$(764)	$1,628

Net income (loss) per share:
Basic EPS	$0.11	$0.03	$(0.13)	$0.28

Diluted EPS	$0.10	$0.03	$(0.13)	$0.27

Weighted average common shares	6,152	5,857	6,112	5,832

Weighted average common and dilutive shares	6,781	6,330	6,112	6,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(764)	$1,628
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for uncollectible accounts and returns	49	23
Provision for excess and obsolete inventories	300	400
Depreciation and amortization	665	491
Amortization of restricted stock	261	211
Change in assets and liabilities:
Trade accounts receivable	(1,414)	(365)
Inventories	(831)	352
Prepaid expenses and other current assets	(356)	(81)
Other assets	(3)	1
Accounts payable, deferred revenue and accrued liabilities	367	(148)
Accrued compensation	(441)	902
Other non-current liabilities	—	(34)
Deferred lease obligations	(25)	(4)

Net cash (used in) provided by operating activities	(2,192)	3,376

Cash flows from investing activities:
Purchase of property and equipment	(310)	(129)
Purchase of capitalized software	(866)	(505)
Proceeds from the sale of marketable securities	11,522	11,681
Purchase of marketable securities	(12,430)	(10,278)

Net cash (used in) provided by investing activities	(2,084)	769

Cash flows from financing activities:
Proceeds from the exercise of stock options	735	392
Net cash provided by financing activities	735	392

Effect of exchange rate changes on cash and cash equivalents	(74)	71
Net (decrease) increase in cash and cash equivalents	(3,615)	4,608
Cash and cash equivalents at beginning of period	9,061	3,180

Cash and cash equivalents at end of period	$5,446	$7,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPAHSE CORPORATION
NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Certain prior period amounts on the cash flow statement and in Note 9 have been reclassified to conform with current period classifications. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006.
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
The following table summarizes stock option activity under the Company’s stock option plans (number of options in thousands):

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2006	2,122	9.52
Granted	—	—
Exercised	(99)	7.39
Cancelled	(3)	20.38
Balance, September 30, 2007	2,020	9.61

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases is subject to the achievement of certain performance conditions. During the nine months ended September 30, 2007, there were 106,000 shares granted at the market price of $10.94. Upon issuance of restricted stock under the plan,

INTERPAHSE CORPORATION
NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $88,000 and $32,000 for the three months ended September 30, 2007 and 2006, respectively. Compensation expense related to restricted stock was approximately $261,000 and $211,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there is approximately $1.5 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized. The following summarizes the restricted stock activity for the nine months ended September 30, 2007:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested restricted stock at December 31, 2006	221,425	5.96
Granted	106,000	10.94
Vested	(38,455)	5.76
Cancelled/Forefeited	(76,250)	6.01

Nonvested restricted stock at September 30, 2007	212,720	8.52

NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30, 2007	December 31, 2006

Raw materials	$1,854	$1,449
Work-in-process	470	344
Finished goods	128	128

Total	$2,452	$1,921

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended September 30, 2007 and 2006 were $100,000 and $100,000, respectively. Writedowns for the nine months ended September 30, 2007 and 2006 were $300,000 and $400,000, respectively.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.  These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore, any changes in the market value of these contracts are recognized as a gain or loss in the period of the change.  For the three months and nine months ended September 30, 2007, the Company recognized a gain of approximately $187,000 and $306,000 respectively related to these foreign exchange contracts. For the three months ended September 30, 2006 the Company recognized a loss of approximately $55,000 and for the nine months ended September 30, 2006, the Company recognized a gain of approximately $294,000 related to these foreign exchange contracts. At September 30, 2007, the Company had two foreign exchange contracts outstanding to acquire 1.1 million Euros for each

INTERPAHSE CORPORATION
NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contract on specified dates during the next four months. At September 30, 2007, the Company carried an approximately $241,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were three such contracts outstanding at December 31, 2006 classified as a $185,000 asset on the balance sheet and included in prepaid expenses and other current assets.
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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2007 and September 30, 2006. During the three and nine months ended September 30, 2007 and September 30, 2006, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 10% research and development tax credit.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. At September 30, 2007, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no adjustment was made to equity and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2003 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the expiration of the statute of limitations for open tax years.
The Company is also subject to income tax in France. At September 30, 2007, the Company had an uncertain tax position of approximately $238,000 of which $222,000 is related to a potential tax liability, $12,000 is related to possible interest, and $4,000 is related to a potential penalty. During the six months since March 31, 2007, approximately $38,000 of this uncertain tax position was accounted for as a reduction to income tax benefit. Prior to March 31, 2007, this position had been accounted for as a reduction in shareholders’ equity. The uncertain tax position in France is expected to have a favorable impact in the amount of $222,000, resulting in a favorable impact on the effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2004 and subsequent remain open for examination.
NOTE 6. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility with a maturity date of July 31, 2009 and interest rate of LIBOR plus 1.0% (6.25% at September 30, 2007). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

INTERPAHSE CORPORATION
NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. — COMPREHENSIVE INCOME (LOSS)
The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$698	$175	$(764)	$1,628
Other comprehensive income (loss):
Unrealized holding gain arising during period, net of tax	57	43	53	49
Foreign currency translation adjustment	(1)	(18)	23	36

Comprehensive income (loss)	$754	$200	$(688)	$1,713

NOTE 8. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic earnings per share:
Net income (loss)	$698	$175	$(764)	$1,628
Weighted average common shares outstanding	6,152	5,857	6,112	5,832
Basic earnings (loss) per share	$0.11	$0.03	$(0.13)	$0.28

Diluted earnings per share:
Net income (loss)	$698	$175	$(764)	$1,628
Weighted average common shares outstanding	6,152	5,857	6,112	5,832
Dilutive stock options and restricted stock	629	473	—	273

Weighted average common shares outstanding – assuming dilution	6,781	6,330	6,112	6,105

Diluted earnings (loss) per share	$0.10	$0.03	$(0.13)	$0.27

Outstanding stock options and unvested restricted stock that were not included in the diluted calculation because their effect would be anti-dilutive	755	813	1,458	1,389

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

INTERPAHSE CORPORATION
NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
North America	$3,672	$2,495	$9,572	$9,007
Europe	1,514	3,857	2,253	10,795
Pacific Rim	3,243	1,406	9,949	5,478

Total	$8,429	$7,758	$21,774	$25,280

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Product Revenues:
Broadband telecom	$7,170	$6,300	$18,420	$20,155
Enterprise	980	1,302	2,402	3,845
Professional services	124	—	382	123
Other	155	156	570	1,157

Total	$8,429	$7,758	$21,774	$25,280

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
RESULTS OF OPERATIONS
Revenue
Total revenue increased to $8.4 million for the three months ended September 30, 2007, compared to $7.8 million for the same period in the prior year. The increase was primarily attributable to broadband telecom revenue, which increased approximately 14% to $7.2 million for the three months ended September 30, 2007, compared to $6.3 million in the comparable period in the prior year. Partially offsetting the broadband telecom revenue increase was an expected decrease in enterprise revenue to $980,000 for the three months ended September 30, 2007, compared to $1.3 million for the same period in the prior year. All other revenues, increased slightly to $279,000 for the three months ended September 30, 2007, compared to $156,000 for the same period in the prior year.
During the third quarter of 2007, sales to two customers individually accounted for approximately 28% and 26% of total revenues, respectively. During the third quarter of 2006, sales to five customers individually accounted for approximately 24%, 16%, 15%, 14% and 11% of total revenues, respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Total revenue decreased to $21.8 million for the nine months ended September 30, 2007, compared to $25.3 million in the comparable period for the prior year. The decrease in revenue is primarily attributable to broadband telecom product revenue which decreased 9% to $18.4 million for the nine months ended September 30, 2007 compared to $20.2 million for the same period in the prior year. The decrease in broadband telecom revenues was primarily due to a significant reduction in revenues during the first quarter of 2007 due to the general telecommunications market slowdown as well as the merger activity related slowdown experienced in the businesses of our top Tier 1 customers. In addition to the broadband telecom revenue decrease, enterprise revenue decreased to $2.4 million for the nine months ended September 30, 2007, compared to $3.8 million for the same period in the previous year. All other revenues decreased to $952,000 for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006. Included in all other revenues for the nine months ended September 30, 2006 was approximately $400,000 of raw material parts, sold at cost, which reduced our exposure to potential excess and obsolete inventory charges.
Gross Margin
For the three months ended September 30, 2007, gross margin as a percentage of sales was 61% compared to 52% for the same period in the prior year. The increase in our gross margin percentage in the third quarter of 2007 was due to a revenue mix shift toward higher margin products and more efficient operations.
Gross margin as a percentage of sales was 59% and 54% for the nine months ended September 30, 2007 and 2006, respectively. The increase in gross margin was primarily a result of a shift in revenue mix toward higher margin products. Additionally, the 2006 margin was negatively impacted by the sale of approximately $400,000 of raw materials at cost in the first quarter of 2006. Finally, for the nine months ended September 30, 2007, we recorded

$100,000 less in obsolete inventory charges compared to the nine months ended September 30, 2006. The effects of the three factors described above were partially offset by reduced utilization of our manufacturing facility. We believe that pricing pressures in the industry will likely dampen gross margin in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $2.4 million and $2.0 million for the three months ended September 30, 2007 and 2006. The increase in research and development expense is primarily due to our continued investment in the area of project related research and development activities primarily on a variable basis as we continue to prepare for several new product introductions and field trials scheduled for later in 2007 and 2008. As a percentage of total revenue, research and development expense was approximately 29% in the third quarter of 2007 as compared to approximately 26% for the same period for the prior year. The increase in research and development costs as a percentage of total revenue is due to research and development expense increasing at a higher rate than revenue. We anticipate that spending on research and development will increase slightly in the near future, subject to fluctuations in currency exchange rates because much of our research and development expense is associated with our engineering lab in France (see Item 3 – Foreign Currency Risk).
Our investment in the development of new products through research and development was $7.3 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in research and development expense is primarily due to our investment throughout 2007 in the area of project related research and development activities primarily on a variable basis. As a percentage of total revenue, research and development expense was approximately 34% for the nine months ended September 30, 2007 and 23% for the nine months ended September 30, 2006. The increase in research and development expense as a percentage of total revenue is due to research and development expense increasing while revenue decreased.
Sales and Marketing
Sales and marketing expenses were $1.4 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in sales and marketing expense is primarily due to additional headcount in Europe in 2007 as we seek to expand our market reach on a global basis. Additionally there is higher variable compensation expense in 2007 compared to the same period in 2006 due to the increase in revenues. As a percentage of total revenue, sales and marketing expense was approximately 17% for the third quarter of 2007 and 16% for the third quarter of 2006. The increase in sales and marketing costs as a percentage of total revenue is due to sales and marketing expense increasing at a higher rate than revenue. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.
Sales and marketing expenses were $4.2 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in sales and marketing expense is primarily due to additional headcount in 2007. As a percentage of total revenue, sales and marketing expense was approximately 19% for the nine months ended September 30, 2007 and 16% for the nine months ended September 30, 2006. The increase in sales and marketing expense as a percentage of total revenue is due to sales and marketing expense increasing while revenue decreased.
General and Administrative
General and administrative expenses were $1.2 million and $900,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expense period over period primarily relates to support costs and amortization expense related to our new Enterprise Management System installed in the second quarter of 2007. Additionally, we have been using outside services as part of our first year management assessment for Sarbanes-Oxley Section 404 compliance. As a percentage of total revenue, general and administrative expenses were approximately 14% in the third quarter of 2007 and 11% for the same period in the prior year. The increase as a percentage of revenue is due to general and administrative expenses increasing at a higher rate than revenue. We will continue to monitor the level of general and administrative expenses concurrently with actual revenue and profit results.

General and administrative expenses were $3.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expense period over period primarily relates to support costs and amortization expense related to our new Enterprise Management System installed in the second quarter of 2007. Additionally, we have been using outside services as part of our first year management assessment for Sarbanes-Oxley Section 404 compliance. As a percentage of total revenue, general and administrative expense was approximately 15% for the nine months ended September 30, 2007 and 12% for the nine months ended September 30, 2006. The increase as a percentage of revenue is due to general and administrative expenses increasing while revenue decreased.
Interest Income, Net
Interest income, net of interest expense, remained relatively consistent at $185,000 for the three months ended September 30, 2007 compared to $189,000 for the same period in the prior year. Interest income, net of interest expense, was $578,000 for the nine months ended September 30, 2007 and $429,000 for the nine months ended September 30, 2006. The increase in interest income, net, for the nine month period primarily relates to higher investment rates of returns.
Other Income (Expense), Net
Other income, net, was $192,000 for the three months ended September 30, 2007, compared to a $46,000 loss for the same period in the prior year. Other income, net, was $349,000 and $314,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in other income, net, for each of the periods presented primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in income of approximately $187,000 for the three months ended September 30, 2007 and an expense of $55,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006 our foreign exchange derivative financial instruments resulted in income of approximately $306,000 and $294,000, respectively (See Note 4 in Notes to Condensed Consolidated Financial Statements for more information).
Income Taxes
Our tax benefit rate for the nine months ended September 30, 2007 was 28%, compared to a tax benefit rate of 18% for the nine months ended September 30, 2006. Although we were in a net income position in 2006, we recorded a tax benefit due to tax credits generated in our foreign operations. This benefit was primarily the result of a 10% research and development tax credit.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2007 and September 30, 2006.
Net Income (Loss)
We reported net income of $698,000 and $175,000 for the three months ended September 30, 2007 and 2006, respectively. Basic and diluted earnings per share for the three months ended September 30, 2007 were $0.11 and $0.10, respectively. Both basic and diluted earnings per share for the three months ended September 30, 2006 were $0.03. The Company reported a net loss of $764,000 for the nine months ended September 30, 2007, as compared to a net income of $1.6 million for the nine months ended September 30, 2006. Basic loss per share for the nine months ended September 30, 2007 was ($0.13). Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.28 and $0.27, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $3.6 million for the nine months ended September 30, 2007 and increased $4.6 million for the same period in the prior year. Cash flows are impacted by operating, investing and financing activities.

Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2007 and 2006 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash used in operating activities totaled $2.2 million for the nine months ended September 30, 2007, compared to a net loss of $764,000. Provision for uncollectible accounts and returns increased slightly for the nine months ended September 30, 2007 compared to the same period in 2006. Provision for excess and obsolete inventories decreased $100,000 for the nine months ended September 30, 2007 compared to the same period in 2006. Depreciation and amortization increased $174,000 for the nine months ended September 30, 2007 compared to the same period in 2006. Amortization of restricted stock increased $50,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 (See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock).
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash used in investing activities totaled $2.1 million for the nine months ended September 30, 2007 compared to cash provided by investing activities of $769,000 in the same period of the prior year. Additions to property and equipment and capitalized software were $1.2 million for the nine months ended September 30, 2007 compared to $634,000 for the nine months ended September 30, 2006. The additions for the nine months ended September 30, 2007 primarily related to our new enterprise management system and equipment purchases for our engineering function. The additions for the nine months ended September 30, 2006 primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities were $12.4 million and $10.3 million for the nine months ended September 30, 2007 and 2006, respectively. Proceeds from the sale of marketable securities decreased slightly to $11.5 million for the nine months ended September 30, 2007 compared to $11.7 million for the same period in 2006.
Financing Activities
Net cash provided by financing activities totaled $735,000 for the nine months ended September 30, 2007 compared to $392,000 for the nine months ended September 30, 2006. Net cash provided by financing activities for both periods presented related to proceeds from employees exercising stock options.
Commitments
Commitments
At September 30, 2007, we had no material commitments to purchase capital assets. However, planned capital expenditures for 2007 are estimated at approximately $1.7 million of which $500,000 remains, the majority of which relates to our investment in a new enterprise management system. The remaining planned purchases relate to engineering, manufacturing and general office equipment. Our significant long-term obligations as of September 30, 2007, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2007.
Off-Balance Sheet Arrangements
At September 30, 2007 we had two foreign exchange contracts outstanding to acquire 1.1 million Euros for each contract on specified dates during the next four months. At September 30, 2007, we carried a $241,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of our outstanding foreign exchange contracts. There were three such contracts outstanding at December 31, 2006 classified as a $185,000 asset on the balance sheet and included in prepaid expenses and other current assets.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $436,000 and $288,000 for the three months ended September 30, 2007, and 2006, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $1.3 million and $817,000 for the nine months ended September 30, 2007 and 2006, respectively.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.  These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore, any changes in the market value of these contracts are recognized as a gain or loss in the period of the change.  For the three months and nine months ended September 30, 2007, the Company recognized a gain of approximately $187,000 and $306,000 respectively related to these foreign exchange contracts. For the three months ended September 30, 2006 the Company recognized a loss of approximately $55,000 and for the nine months ended September 30, 2006, the Company recognized a gain of approximately $294,000 related to these foreign exchange contracts. At September 30, 2007, the Company had two foreign exchange contracts outstanding to acquire 1.1 million Euros for each contract on specified dates during the next four months. At September 30, 2007, the Company carried a $241,000 asset on the balance sheet, classified in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There were three such contracts outstanding at December 31, 2006 classified as a $185,000 asset on the balance sheet and included in prepaid expenses and other current assets.
Market Price Risk
We had no equity hedge contracts outstanding as of September 30, 2007 or December 31, 2006.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2007. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2007. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2006.
Our credit facility bears interest at a variable rate tied to the London Interbank Offered Rate (LIBOR). The current interest rate on our credit facility is 6.25% (LIBOR + 1%). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements to lock the interest rate; our current agreement will expire on July 31, 2008. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

2 (a)	Stock Purchase Agreement, dated as of June 29, 1996, among Interphase Corporation, Synaptel and Philippe Oros, Xavier Sutter, Francois Lecerf, Schroder Ventures French Enterprise Fund LPI (USA), Schroder ventures French Enterprise Fund UKLP (UK) and Schroder Ventures Holding Limited (UK). (2)

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (3)

3 (c)	Amended and Restated Bylaws of the registrant adopted on July 25, 2007. (5)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (4)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (6)

10 (b)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (6)

10 (c)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (7)

10 (d)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(9)

10 (e)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(9)

10 (f)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(9)

10 (g)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(9)

10 (h)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(9)

10 (i)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(9)

10 (j)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(8)

10 (k)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated August 31, 2007. *(10)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (11)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (11)

32 (a)	Section 1350 Certification. (11)

32 (b)	Section 1350 Certification. (11)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 8-K on August 6, 1996, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 8-K on August 31, 2007, and incorporated herein by reference.

(11)	Filed herewith

*	Management contract or compensatory plan or arrangement
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: November 9, 2007	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)