Form 10-K
period 2007-12-31
INTERPHASE CORP
filed 2008-03-24
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2007, was approximately $64,500,000. As of March 14, 2008, shares of common stock outstanding totaled 6,547,994.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
Item 1. Business.
Introduction
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) is a leading provider of robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on a 30-year history of providing advanced I/O solutions for telecom and enterprise applications, and addressing the need for high speed connectivity, Interphase (NASDAQ: INPH) has established a key leadership role in delivering next generation AdvancedTCA® (ATCA) and AdvancedMC™ (AMC) solutions to the marketplace. Headquartered in Plano, Texas with sales offices across the globe, Interphase clients include Alcatel-Lucent, Emerson, Ericsson, Fujitsu Ltd., Hewlett Packard, Motorola Inc., Nokia, Nortel Networks Ltd. and Samsung. Interphase is a contributor member of the Scope Alliance and the Communications Platform Trade Association (CP-TA).
The Company maintains a Web site on the Internet with the address of www.interphase.com. Copies of this Annual Report on Form 10-K and copies of the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such Web site. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
AdvancedMC™ or AMC (Advanced Mezzanine Card) – AdvancedMC specifications define the mezzanine card form factor for use with ATCA platforms. AdvancedMC enhances ATCA flexibility by extending its high-bandwidth, multi-protocol interface to individual hot-swappable modules, which are optimized for packet-based telecom applications. Together, ATCA blades equipped with AdvancedMC modules give telecom equipment manufacturers (or TEMs) a versatile platform for quickly building modular telecom systems that could be designed, manufactured, scaled, upgraded and serviced at a much lower cost. AdvancedMC is a trademark of PICMG.
ASN Gateway or ASN-GW – The ASN Gateway is a logical entity in the WiMAX network architecture that represents an aggregation of control plane functional entities that are either paired with a corresponding function in the WiMAX Access Service Network (ASN) or a resident function in the WiMAX Core Service Network. The ASN-GW may also perform bearer plane routing or bridging function.
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
CompactPCI Packet Switching Backplane (cPSB) – The newest generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology serves as the foundation for the new AdvancedTCA standard architecture from PICMG.
DS3 – A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a DS3 link is capable of handling 672 voice conversations.
DSL or xDSL – DSL or xDSL is a family of technologies that provides digital data transmission over the wires of a local telephone network.
Digital Signal Processing – is the study of signals in a digital representation and the processing methods of these signals. A Digital Signal Processer (DSP) is a processer used for Digital Signal Processing.
Ethernet – A Local Area Network standard used for connecting computers, printers, workstations, and servers. Ethernet operates over twisted wire, coaxial cable and fiber optic cables at speeds starting at 10 Mbps. The original 10 Mbps specification was extended to a speed of 100 Mbps transmission bandwidth with Fast Ethernet and to 1 Gbps with gigabit Ethernet. Gigabit Ethernet is now the most popular variant being deployed. Ethernet itself has evolved to the next 10 Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10 Gbps is expected to become a commonplace offering in enterprise and service provider networks.
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
Internet Protocol Television (IPTV) – A system where digital television is delivered over the internet.
Inverse Multiplexing over ATM (IMA) – A specification defined by the ATM forum that provides a way to combine an ATM cell stream over two or more circuits.
IP Multimedia Subsystem (IMS) – A standardized Next Generation Networking (NGN) architecture designed to enable both wireless and wireline carriers to create and deliver a full portfolio of new telecom services quickly and cost-effectively, and promises to be the cornerstone for fixed/mobile convergence within the telecom world. This network architecture based on the IETF SIP protocol was initially developed for delivering multi-media services in the 3G network by 3GPP but has been widely adopted and extended to enable fixed and mobile network convergence.

IP-PBX – An IP-PBX is a private branch exchange (telephone switching system within an enterprise) that switches calls between VoIP users on local lines while allowing all users to share a certain number of external phone lines.
IP Security (IPSec) – A security protocol from the Internet Engineering Task Force (IETF) that provides authentication and encryption over the Internet.
I-TDM – I-TDM is a PICMG standard optimized to transport and switch 64 Kbps low-latency communications traffic over gigabit Ethernet based packet backplanes.
Kilobits per second (Kbps) – One thousand bits per second.
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
MicroTCA – A set of standards that defines the ability to use AdvancedMC modules directly, without the need for an ATCA or custom carrier, enabling TEMs to achieve substantial reductions in size, cost and power requirements. MicroTCA is complementary to ATCA for small form-factor central office and outside plant applications like wireless base stations, WiMax radio boxes, next-generation digital loop carriers and optical network units.
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
OC-12/STM-4 – The American and European standards (respectively) for optical connections at 672 Mbps.
Operating System – The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it is running in or by a third party. It is an important component of the computer system because it sets the operational guidelines for all application programs that run on the system. All programs must “talk to” the operating system. Popular network operating systems today include Windows® NT, XP, 2000, Vista, VxWorks®, Solaris™ and Linux.
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
RTP – Real-time Transport Protocol provides end-to-end network transport functions suitable for applications transmitting real-time data, such as audio, video or simulation data, over multicast or unicast network services.
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

Triple Play – The delivery of voice, video and data over a single broadband connection.
User Plane – An ATM term referring to the functions which address flow control and error control. The User Plane cuts through all 4 layers of the ATM Protocol Reference Model.
VersModule-Eurocard (VME) – A mechanical and electrical bus standard developed in the late 1970s, with a backplane that runs at 80 Mbps and is most commonly used in commercial, military and industrial applications.
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
The Company’s ongoing strategy is to become “Trusted Partner” and the vendor of choice for commercial off-the-shelf (COTS) product solutions as the standards-based COTS market emerges, giving Interphase a powerful foothold within the major tier 1 TEMs. During 2007, Interphase reinforced its position as a key building block solutions provider to the industry’s largest TEMs and also expanded its relationship with many of the key system integration partners that supply to these TEMs.
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
The Company has established a broad presence in this marketplace with a product portfolio based on various form factor technologies: PMC, cPCI/cPSB, AdvancedTCA, AdvancedMC, MicroTCA and PCI. The Company has differentiated its product offering by providing hardware products with integrated software to deliver solutions that enable ease-of-integration and help address the critical time-to-market constraints that the Company’s customers face in the highly competitive global markets.
The Company’s offerings have been further enhanced by offering gateway appliances that deliver robust and complete solutions targeting specific inter-working needs in the telecom infrastructure; these appliances integrate Interphase building block products and software into more robust and complete solution offerings.
The Company expanded its product portfolio with a comprehensive offering of packet accelerator modules to address the needs of packet processing and deep packet inspection in the IP/Ethernet based network infrastructure.
In 2007, the Company was focused on product delivery to adhere to the schedule and commitments to its customers based on the requests for proposal (RFP) and design win activity in previous years. This effort included the delivery of our first two AdvancedMC products for lab use and system integration purposes.
During the year, we also successfully delivered two new PCI-e standards based products for intelligent T1/E1 and media processing applications. The Company also completed successful delivery and integration of our media converter gateway product and initiated production deliveries of the product.

The Company has continued to enhance its presence in the user plane segment of the market. With a comprehensive portfolio of AdvancedMC, PCI-x/PCI-e and Gateway appliance products, the Company was able to obtain additional design wins during the year.
As the telecommunications network transitions from a circuit switched-based network to a packet, or IP, switched network, securing the transmission of information transported across the Internet has become very critical. Interphase has continued to build upon its successful security product portfolio in the PMC and PCI form-factors.
Professional Services
The Interphase professional services group continues to provide the ability to customize and tailor the Company’s standards-based product offerings to the specific and unique needs of its customers’ application solutions. During 2007, the services group was engaged in providing significant software enhancements and capabilities on our building block products to enhance their utility in a broad range of applications. In addition, the services group has played a key role in the interoperability testing of Interphase products together with complementary single board computer carriers, DSP blades and AdvancedTCA and MicroTCA platforms from other industry suppliers.
With a high performance and high quality product portfolio, ease of integration, highly capable development, post-development support and professional services for customization and integration, Interphase has established itself as a “trusted partner” to its global TEM customer base by delivering cost-effective and expedient time-to-market solutions that enable its customers to deliver advanced communications infrastructure solutions.
Delivering advanced slot-optimization and security products for enterprise class applications
As the enterprise server market has advanced to deliver high performance computing solutions, high throughput networking adaptor and security products have become essential to deliver end application performance needs.
Advances in the PCI interconnect technology to higher speeds (PCI-x) and serial connectivity (PCI-e) has enabled server solutions to meet ever-increasing connectivity and bandwidth requirements. During 2007, Interphase completed successful delivery of its 6 port Slot-Optimizer gigabit Ethernet adapter which also can be integrated with a security co-processor solution. The Company also enhanced its network security product portfolio with the delivery of advanced security adaptor products for integration into diverse applications such as firewalls and VPN security platforms.
Delivering a comprehensive environment-friendly product portfolio
Interphase continued its push to deliver environment-friendly products to the marketplace. During 2007, all new products delivered were compatible with Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), the European directive, and we have enabled our customers across our broad portfolio to deliver environment-friendly products.

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
During 2007, the Company solidified system integrator strategic relationships to help us expand an additional channel for delivery of our products, thus extending our market reach and opportunity. In addition to our traditional I/O products we have also been very active in promoting our packet accelerator product portfolio as a key complementary product offering that enhances the overall solution offering across a broad range of IP packet services applications.
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
During 2007, we completed the initial phase of the implementation of a comprehensive Enterprise Performance Management system based on the SAP toolset to replace our enterprise resource planning (ERP) system. This tool set has been especially important in enabling us to implement the strict controls required for Sarbanes-Oxley compliance. We have also made tremendous progress in our supply chain initiatives to ensure that we continue to be the price and cost leader in the market segments we operate in. The Company has judiciously invested into the R&D structure as required to ensure successful delivery to product commitments. The Company has carefully expanded in other areas to address our growth and revenue objectives. However, the Company will continue to monitor the level of our investments concurrently with actual revenue results.
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
T1/E1/J1 Controllers
This flagship product line consists of multiple solutions designed to support prevalent physical connections in the network. These products typically support the T1 North American format, the E1 European format (adopted by many other countries worldwide, including Asia and Australia) and the J1 format (and derived formats) used in Japan. All of these products are offered together with the field-proven Interphase iWare® Software Development Suite. Key products include:
iSPAN 4538 – a PMC with two T1/E1/J1 interfaces on the front faceplate and a 10/100 Ethernet port
iSPAN 4539/4539F – a PMC with four T1/E1/J1 interfaces via front or rear access, and a 10/100 Ethernet interface on the front
iSPAN 5539F – a PCI card with four T1/E1/J1 interfaces for use in server systems
iSPAN 5539 – a native PCI card with four T1/E1/J1 interfaces for use in server systems

iSPAN 3639 – an AdvancedMC with 4 or 8 T1/E1/J1 interfaces via front and rear access with support for both signaling and media termination
iSPAN 5639 – a PCI-e 4 or 8 port T1/E1/J1 interface card for use in server systems with PCI-e host connectivity
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
iSPAN 5575/5576 – PCI ATM Communications Interface Card – a single or dual-port OC-3/STM-1 PCI card for ATM processing
iSPAN 3676 – AdvancedMC ATM communications Interface Card – an OC-3/STM-1 single or dual-port card for ATM processing
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
Security Acceleration Cards
The Interphase security product portfolio provides encryption and decryption capabilities enabling customers to securely operate enterprise or telecommunications networks. Key products include:
45NS – a PMC designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
5585 – PCI card based on the HiFn 8155 security processor designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
5556 – low-end PCI card based on the HiFn 7956 security co-processor designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
566GS – PCI card based on the HiFn 8155 security processor with support for six gigabit ethernet ports on the front panel designed for VPN and security appliances
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
iNAV® 9200 Broadband Access Gateway – an advanced, price/performance-maximized solution for applications requiring the translation of IP to/from ATM
iNAV 921x Media Converter – provides seamless media conversion from legacy TDM streams over T1/E1s to RTP streams for delivery over the IP network, with support for up to 16 T1/E1 ports and two gigabit Ethernet ports for IP connectivity
New Product Development
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

Of the major market trends, perhaps the most prominent is the move from circuit switched-based networks to IP/Ethernet packet-based networks. This move has a profound impact on the telecom markets served by Interphase. The industry’s embrace of IP/Ethernet-based networks is primarily fueled by the following factors:
•	Ethernet-based IP networks offer an inexpensive, ubiquitous broadband packet-based delivery approach for carriers. The simplicity of IP-based ethernet networks are expected to shorten the period of new service deployment and time to revenue.

•	The second promise of this network architecture is greatly reduced cost of purchasing, provisioning and maintaining their networks.

•	Another significant trend in the COTS market is the move to AdvancedTCA platforms. Sponsored primarily by Intel, a number of AdvancedTCA suppliers have emerged to address the ever-growing needs of TEMs. TEMs have been reducing their internal development infrastructure over the past several years and are now more dependent on outsourced solutions to meet their product development needs.

•	With the transition to the packet infrastructure modules that provide multi-gigabit ethernet and 10 gigabit Ethernet line rate switching, processing and classification of packet data are becoming very important for a wide range of applications including secure data transport, microbilling and high speed multi-media content delivery.
Interphase is focused on developing high performance, highly reliable COTS products, based on AdvancedTCA, AdvancedMC, MicroTCA and PCI-e standards, and appliances, which enable its customers to deliver cost-effective and expedient time-to-market solutions that address the above market trends.
Telecom Segment Initiatives
In the telecommunications market, Interphase continues to expand its product portfolio with the inclusion of new user plane and packet processing targeted products. These products are designed to address the needs of high bandwidth applications for 3G wireless networks, VoIP networks, broadband access networks and the advanced services capabilities promised by the emerging IMS network architecture.
Packet Accelerator Products
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
During 2007, we began investing in the development of products that would position us as an IP “packet processing” leader. In order to further propel our position in the market and increase our revenue opportunities, we have expanded our product portfolio to address native IP network application requirements of high performance line rate deep packet inspection and packet processing. The Interphase product portfolio of AdvancedMC and PCI adaptor products are well suited for use in AdvancedTCA, MicroTCA, rack-mount server and blade server platform products that are being used to deliver IP based broadband services. These Interphase products are based on the industry leading Cavium Octeon Plus® processor family that delivers high performance packet processing within the constraints of the module form-factors. The Octeon processors include co-processor and accelerator technology for many of the packet processing functions required in a network element. These functions include line rate encryption and decryption and compression and decompression of packets, high speed pattern matching on packet header content to help process application level protocols and deep packet inspection to deliver quality of service prioritization of packets, anti-virus and intrusion detection services. Interphase is also engaged in the delivery of a broad portfolio of software modules to enable acceleration of product development and time to market for our customers.
This new line of products enable line rate secure packet processing, packet inspection, classification, and QOS support. Interphase plans to deliver a comprehensive suite of software modules integrated together with the hardware offering to meet the high performance packet processing requirements in next generation networks. This line of products currently includes:
iSPAN 36CA – an AdvancedMC with quad gigabit ethernet connectivity on the front panel or on a Rear Transition Module with quad gigabit ethernet and PCI-e connectivity on the AdvancedMC connector
iSPAN 55CA – a PCI-x board with quad gigabit ethernet connectivity on the front panel and PCI-e connectivity on to the host processor
Key network elements and applications enabled include:
•	Radio Network Controller (RNC)

•	Packet Access Gateway in 4G wireless networks

•	ASN Gateway and BSC’s in WiMax networks

•	GGSN in WCDMA networks

•	Wireless LAN Access Concentrators

•	Content Processing Appliances

•	Security Appliances
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
During 2007, Interphase completed successful general market availability delivery of multiple products in its AdvancedMC portfolio. These products have already been delivered to key customers for lab use and system integration activity. The Interphase AdvancedTCA and AdvancedMC product portfolio includes:
•	iSPAN 3639 – an AdvancedMC with 4 or 8 T1/E1/J1 interfaces via front and rear access with support for both signaling and media termination

•	364G – an AdvancedMC with 4 gigabit ethernet interfaces

•	iSPAN 3650 – an AdvancedMC with 4 OC-3/STM-1 unchannelized interfaces via front and rear access for termination of ATM packets and interworking to IP

•	iSPAN 36CA – an AdvancedMC with 4 gigabit ethernet interfaces via front access for high performance line rate packet processing and packet switching solutions

•	iNAV 31K – an AdvancedTCA carrier with support for up to 4 mid-size or full size AdvancedMCs with 10 Gigabit fabric interface support for the integration and delivery of high-capacity and high performance subsystem solutions

•	iNAV 74PF – a quad processor dual-core Freescale 8641D based processor blade for high performance embedded packet and control processing
Interphase expects to complete general availability delivery of these products during 2008 for successful integration into next generation advanced network platforms.
All of the AdvancedMC solutions are also fully reusable in the emerging MicroTCA based platform architectures being adopted for network edge and access solutions. Interphase continues to see significant adoption of the MicroTCA platform architecture for a wide variety of telecommunications applications as well as in adjacent embedded markets such as the military segment for defense related networking applications.
Beyond AdvancedTCA and MicroTCA, AdvancedMC are also attracting the attention of TEM customers as a valuable building block to avail of the latest technology in their proprietary platforms. Many of the TEMs are looking at adding AdvancedMC carrier blades to their proprietary systems enabling them to reuse the AdvancedMC technology available in the market and refresh/upgrade the functionality of their proprietary systems. Interphase, with its broad AdvancedMC product portfolio, is well positioned to take advantage of these opportunities. In addition, blade server vendors are also introducing AdvancedMC carriers in their telecommunications blade server platforms to take advantage of the diverse I/O processing capabilities offered by the AdvancedMC form-factor. Interphase is working closely with these blade server manufacturers to ensure interoperability and integration of its AdvancedMCs to offer customers additional choices as they decide on the specific platform form-factor for the end network applications.

Cost Reduction Services
Another major trend in the worldwide communications infrastructure market is the increased business in the emerging markets for the delivery of basic communications and wireless services. These markets tend to be very cost sensitive and very competitive. Many of the TEMs are re-purposing their existing legacy platform infrastructure to address these markets with cost reduction initiatives that help reduce the cost of their overall solutions while extending the lifespan of the products. During 2007, Interphase successfully completed a significant cost reduction development for a key Tier 1 customer, delivering a high quality product in a very short time span. This product transitioned into production delivery and deployment during the fourth quarter of 2007. Interphase will seek to leverage its broad technology experience and expertise to support its customers in similar cost reduction projects and activities during the coming years.
PCI Rack Mounted Server Solutions
Telecommunications grade rack mount server and blade server solutions from server manufacturers such as IBM, Sun and HP continue to be an important platform of choice for delivery of operation, administration, management and provisioning applications as well as for network elements needing large databases and storage. The Company is therefore also engaged in delivering PCI/PCI-e based modules that take advantage of the equivalent AdvancedMC module designs to meet the I/O needs of these platforms. Key products slated for availability in the first two quarters of 2008 include the iSPAN 5639 4/8 port T1/E1/J1 communications controller module as well as the iSPAN 5639E 4/8 port T1/E1/J1 media interface module and the iSPAN 55CA Quad gigabit Ethernet Packet Accelerator Module.
Appliance Solutions
Interphase continues to expand and innovate with its appliance solutions, by delivering easy to use and easy to manage devices that address key transition requirements in the network infrastructure.
The iNAV 9200 broadband gateway solution was deployed successfully during 2006 for the delivery of ATM to IP interworking in a number of broadband access applications.
During 2007, Interphase also completed the delivery of its iNav 921x Media Converter appliance based on the iNAV 9200 platform for media interworking between TDM and IP media streams. The 921x Media Converter appliance provides up to 16 T1/E1 ports for TDM media stream termination and processing for conversion and transmission to an IP network.
In addition, Interphase is exploring additional opportunities that enable us to deliver subsystem solutions for target interworking and networking applications, with the broad portfolio of AdvancedMC’s integrated on the Interphase AdvancedTCA carrier blade.
Enterprise Networking Initiatives
In the enterprise networking market, Interphase has focused on delivery of specialized SlotOptimizer solutions for servers used in high performance computing, scientific lab environments and advanced enterprise applications. During 2007, the Company completed successful integration of its security line of PCI products into a key Tier 1 VPN and firewall appliance. The Company is working on additional

SlotOptimizer cards supporting up to 6 gigabit ethernet ports together with an onboard security co-processor solution.
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
During the year, Interphase was an active participant in the SCOPE alliance and Communications Platform Trade Association (CP-TA) standards activities. SCOPE is an industry alliance committed to accelerating the deployment of carrier grade base platforms for service provider applications. Its mission is to help, enable and promote the availability of open carrier grade base platforms based on commercial off–the-shelf (COTS) hardware / software and free open source software (FOSS) building blocks, and to promote interoperability to better serve service providers and consumers. All the major TEMs are sponsor members of the SCOPE alliance organization. The CP-TA is an association of communications platform and building block providers dedicated to accelerate the adoption of PICMG governed, open specification based communications platforms through interoperability certification. With industry collaboration, the CP-TA plans to drive a mainstream market for open industry standards based communications platforms by certifying interoperable building blocks.
Marketing and Customers
The Company’s broadband telecommunications products are sold to TEMs for inclusion into telecommunications and networking infrastructure solutions designed for use in both wireline and wireless carrier networks. The enterprise products are delivered to server manufacturers for integration into server platforms for delivery of high performance application platforms for enterprise networking.
During 2007 the Company solidified its customer base with products delivered or under design win consideration at each of the major Tier 1 TEMs. In addition, with its strategic alliances with the system integrators, Interphase has been able to expand its customer footprint across the globe enabling us to diversify our revenue and customer base.
During 2007, sales to Alcatel-Lucent and Motorola accounted for $9.5 million or 31% and $5.1 million or 17%, of the Company’s consolidated revenues, respectively. During 2006, sales to Alcatel-Lucent, Motorola and Hewlett Packard accounted for $11.3 million or 34%, $7.5 million or 22% and $3.4 million or 10% of the Company’s consolidated revenues, respectively. During 2005, sales to Alcatel-Lucent, Hewlett Packard and Motorola accounted for $8.9 million or 29%, $6.0 million or 19% and $4.2 million or 14% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distributors. In addition to the Company’s headquarters in Plano, Texas, the Company has sales offices located in or near Los Angeles, California; Minneapolis, Minnesota; Newark, New Jersey; Amsterdam, Holland; Helsinki, Finland; Sydney, Australia; and Paris, France. The Company’s direct sales force markets products directly to key customers and supports manufacturers’ representatives and the distribution channel. In addition, the Company has entered into distribution agreements with key international distributors located in countries in North America, Asia and Europe. See Note 14 of the accompanying Notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.
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

Employees
At December 31, 2007, the Company had 137 full-time employees, of which 43 were engaged in manufacturing and quality assurance, 52 in research and development, 22 in sales, sales support, customer service and marketing and 20 in general management and administration.
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
Competition
The Company’s competition includes vendors specifically dedicated to the telecommunication and enterprise I/O product markets. Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize off-the-shelf products for their product design. In the case of specific product offerings, Interphase may also face competition from the in-house design team at the TEMs. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share.
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
The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. Future revenue will depend upon our ability to anticipate technological change and to develop and introduce enhanced products of our own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design-in of one of our products to actual production is 18 to 30 months. Our inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products could have a material adverse effect on our operating results, financial condition and cash flows.
We operate in an intensely competitive marketplace and many of our competitors have greater resources than we do.
The telecommunications, signaling and networking business is extremely competitive, and we face competition from a number of established and emerging companies, both public and private. Our principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising and research and product development. In addition, as we broaden our product offerings, we may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to our product offerings. Increased competition could result in significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in sales volumes, cost reductions or otherwise. We expect that competition will increase as a result of industry consolidations and alliances, as well as the potential emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.
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
If we deliver products with errors, defects or problems, our credibility and the market acceptance and sales of our products could be harmed. Further, if our products contain errors, defects or problems, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. While no such litigation currently exists, product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to us, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in our license agreements. A product liability claim, whether or not successful, could seriously harm our business, financial condition and results of operations.
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
We manufacture our products at our Carrollton, Texas facility, and have established alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. Even though we have been successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain their services at the same costs that we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to mitigate the effect of the interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.
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
We may be unable to effectively protect our proprietary technology, which would negatively affect our ability to compete. Also, if our products are alleged to violate the proprietary rights of others, our ability to compete would be negatively impacted.
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
It may be necessary to obtain technology licenses from others due to the large number of patents in the telecommunications and computer networking industry and the rapid rate of issuance of new patents and new standards or to obtain important new technology. There can be no assurance that these third party technology licenses will be available on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Such delays or reductions in product shipments could have a material adverse effect on our operating results, financial condition and cash flows.
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
We derive approximately 59% of our revenues from sales outside of North America. Economic and political conditions in some of these markets as well as different legal, tax, accounting and other regulatory requirements may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations (See Item 7A – Foreign Currency Risk).
We may require additional working capital to fund operations and expand our business.
We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:
•	fund research and development of new products beyond what is expected in 2008;

•	expand product and service offerings beyond what is contemplated in 2008 if unforeseen opportunities arise; or

•	respond to unforeseen competitive pressures.
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

We have incurred significant losses.
Although we posted net income of approximately $2.1 million and $1.7 million for the years ended December 31, 2006 and 2004, respectively, we posted a net loss of approximately $1.2 million, $2.3 million and $769,000 for the years ended December 31, 2007, 2005 and 2003, respectively. In order to achieve profitability consistently, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, then the market price of our common stock will likely be negatively impacted.
We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.
The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the telecommunications and networking industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in common stock can have a disproportionately large impact on the price of the common stock.
2008 will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
The year ending December 31, 2007, was the first year of management assessment of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). The year ending December 31, 2008, will be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404. As a result of the ongoing interpretation of new guidance issued by the standards-setting community and the audit testing yet to be completed, our internal controls over financial reporting may include one or more unidentified material weaknesses which would result in us receiving an adverse opinion on internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices lease extends through the end of 2008 and the manufacturing and operations center lease extends through January 2009. The Company also leases a 3,000-square foot facility in Lisle, Illinois that supports an engineering laboratory. The Lisle, Illinois lease extends through October 2008. In addition, the Company leases a 9,000-square foot facility in Chaville, France (near Paris) that primarily supports an engineering team. The Chaville, France lease extends through June 2011. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, computer equipment and fixtures.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since January 1984, shares of the Company’s common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2006 and 2007 as reported by the NASDAQ Global Market.

2006	High	Low
First Quarter	6.25	4.40
Second Quarter	6.55	5.25
Third Quarter	12.60	5.58
Fourth Quarter	15.37	7.85

2007	High	Low
First Quarter	11.85	8.20
Second Quarter	13.66	8.91
Third Quarter	12.52	8.99
Fourth Quarter	12.43	9.27
The Company had approximately 1,700 beneficial owners of its common stock, of which 92 were of record as of March 10, 2008.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Number of securities in
thousands remaining
	Number of securities in		available for future
	thousands to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plan
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,699	$9.67	1,323
Equity Compensation plans not approved by security holders	—	—	—

Total	1,699	$9.67	1,323
The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire 15% or more of the Company’s common stock, and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company’s common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain anti-takeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company has reserved 7,000,000 shares of common stock for this plan. The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with Interphase common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the common stock.
See Note 9 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder approved stock incentive plans.

Stock Performance Graph
The following chart compares the cumulative total shareholder return on Common Stock during the years ended December 31, 2007, 2006, 2005, 2004 and 2003 with the cumulative total return on the NASDAQ composite index and the DJ Wilshire Telecommunications Equipment Index The Company believes the DJ Wilshire Telecommunication Index provides a representative comparison. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2002 in the Common Stock of the Company and in each of the foregoing indices and assumes reinvestment of dividends.

			Cumulative Return
	12/02	12/03	12/04	12/05	12/06	12/07

Interphase Corporation	100	366	237	124	234	292
NASDAQ Composite	100	150	165	169	188	205
DJ Wilshire
Telecommunications
Equipment Index	100	183	189	191	222	233

Item 6. Selected Consolidated Financial Data.
The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, and the notes thereto appearing elsewhere herein, as applicable.
It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes, for the years ended December 31, 2007, 2006, and 2005.
Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005	2004	2003

Revenues	$30,780	$33,403	$30,852	$35,015	$32,490

Gross margin	17,591	18,126	16,097	19,171	16,909

Research and development	10,216	8,226	7,974	8,033	7,719
Sales and marketing	5,614	5,405	6,310	6,107	6,929
General and administrative	4,692	3,926	3,531	3,675	3,547
Restructuring charge	—	—	600	—	—

(Loss) income from operations	(2,931)	569	(2,318)	1,356	(1,286)
Other, net	1,128	1,112	237	240	305

(Loss) income before income tax	(1,803)	1,681	(2,081)	1,596	(981)
Income tax (benefit) provision	(609)	(405)	218	(122)	(212)

Net (loss) income	$(1,194)	$2,086	$(2,299)	$1,718	$(769)

Net (loss) income per share
Basic EPS	$(0.19)	$0.36	$(0.40)	$0.30	$(0.14)
Diluted EPS	$(0.19)	$0.33	$(0.40)	$0.27	$(0.14)
Weighted average common shares	6,161	5,854	5,758	5,719	5,544
Weighted average common and dilutive shares	6,161	6,254	5,758	6,312	5,544
Balance Sheet Data:
(In thousands)

	December 31,
	2007	2006	2005	2004	2003

Working capital	$27,030	$26,604	$24,554	$26,450	$24,255

Total assets	36,180	34,062	29,194	32,098	30,743

Total liabilities	8,918	8,262	6,696	7,310	7,930

Shareholders’ equity	$27,262	$25,800	$22,498	$24,788	$22,813

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
Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value and management is required to estimate the collectibility of the

Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management, which reserve is reevaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The reserves also are determined by using percentages applied to certain aged receivable categories based on historical results.
Allowance for Returns: The Company estimates its allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns. Changes in return rates could impact allowance for return estimates.
Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Valuing inventories at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as projected demand decreases due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. The Company has experienced significant changes in required reserves in the past due to changes in strategic direction, such as discontinuances of product lines as well as declining market conditions. It is possible that significant changes in this estimate may occur in the future as market conditions change.
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
Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” to account for stock-based compensation using the modified prospective transition method and therefore did not restate the prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to 2006, the Company elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company had implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”
Tax Assessments: The Company is periodically engaged in various tax audits by federal and state governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings, if applicable.
Income Taxes: The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes within financial statements. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statement at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of sales	42.8%	45.7%	47.8%

Gross margin	57.2%	54.3%	52.2%

Research and development	33.2%	24.6%	25.8%
Sales and marketing	18.2%	16.2%	20.5%
General and administrative	15.2%	11.8%	11.5%
Restructuring charge	—	—	1.9%

(Loss) income from operations	(9.5)%	1.7%	(7.5)%

Interest income, net	2.5%	1.9%	1.2%
Other income (expense), net	1.2%	1.4%	(0.4)%

(Loss) income before income tax	(5.9)%	5.0%	(6.7)%
Income tax (benefit) provision	(2.0)%	(1.2)%	0.8%

Net (loss) income	(3.9)%	6.2%	(7.5)%

OVERVIEW
2007 was a year of considerable investment for Interphase. During 2007, we continued our heavy resource investment in the development of new products that expand our product portfolio to position us as an IP “packet processing” leader. Further investment has been made in developing new products and features that address the user plane of growing multimedia markets, aimed primarily at supporting voice over IP and voice protocol interworking in MicroTCA and AdvancedTCA systems. We invested in a new Enterprise Performance Management system to streamline our processes and make us more responsive to customer needs. We invested human capital to ensure we were globally positioned for the expanding European market and around the world. We invested these additional resources while maintaining operational excellence in serving our current customers with our extensive line of products. We focused on solidifying our position as a key provider of building block solutions for the emerging AdvancedTCA, AdvancedMC and MicroTCA platform architectures being deployed into next generation telecommunications networks.
RESULTS OF OPERATIONS
Revenue: Total revenue for the years ended December 31, 2007, 2006 and 2005 were $30.8 million, $33.4 million and $30.9 million, respectively. Revenue decreased by 8% in 2007 compared to 2006. This decrease was primarily attributable to our enterprise product revenues. As expected, enterprise product revenues decreased approximately 29% to $3.4 million in 2007 from $4.7 million in 2006. In addition to our enterprise revenue decrease, broadband telecom revenues decreased by approximately 2% to $26.1 million in 2007 from $26.5 million in 2006 primarily as a result of the significant reduction in revenues experienced in the first quarter of 2007 due to the general telecommunications market slowdown, which included the impact of the merger activity experienced in the businesses of our top Tier 1 customers. All other revenue, composed primarily of storage products, professional services, project cancellation charges and raw material sales, decreased by approximately 38% to $1.3 million for the year ended December 31, 2007 compared to $2.2 million for the year ended December 31, 2006. Included in all other revenues for the year ended December 31, 2006 was approximately $400,000 of raw material parts sold at cost, which reduced our exposure to potential excess and obsolete inventory charges and approximately $600,000 of project cancellation charges neither of which occurred in 2007.
Revenue increased 8% in 2006 compared to 2005. This increase was primarily attributable to broadband telecom revenue. Broadband telecom revenue increased approximately 29% to $26.5 million for the year ended December 31, 2006 compared to $20.5 million for the year ended December 31, 2005. As expected, our enterprise product revenue decreased to $4.7 million for the year ended December 31, 2006 compared to $8.2 million for the year ended December 31, 2005. All other revenue, composed primarily of storage products, professional services, project cancellation charges and raw material sales, increased slightly to $2.2 million for the year ended December 31, 2006 compared to $2.1 million for the year ended December 31, 2005.
Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005 was 57%, 54% and 52%, respectively. The increase in gross margin percentage in 2007 compared to 2006 is primarily driven by product mix as our higher margin broadband telecom products accounted for approximately 85% of our revenue compared to 79% in the preceding year. We recorded $300,000 in excess and obsolete charges for the year ended December 31, 2007 compared to $500,000 for the year ended December 31, 2006. The $200,000 reduction in excess and obsolete charges was partially offset by reduced plant utilization. We believe that pricing pressures in the industry may dampen gross margin in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
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
Research and Development: Our investment in the development of new products through research and development was $10.2 million, $8.2 million and $8.0 million in 2007, 2006 and 2005, respectively. As a percentage of revenue, research and development expenses were 33%, 25% and 26% for 2007, 2006 and 2005, respectively. Research and development expenses increased in 2007 compared to 2006 by approximately $2.0 million. Approximately 52% of this increase was due to our strategic reinvestment in the area of project related research and development activities on a variable basis. The weaker dollar relative to the Euro in 2007 contributed approximately 26% to our increase in research and development expense. Additionally, there was an expense of approximately $220,000 or 11% related to the write-off of a previously capitalized software license related to a product that was subsequently discontinued. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing while research and development costs increased. We anticipate that spending on research and development will decrease slightly in the near future as certain project related research and development activities conclude. Research and development expenses will continue to be subject to the fluctuations in currency and exchange rates because much of our development expense is associated with our engineering lab in France (see Item 7A — Foreign Currency Risk). We will continue to monitor the level of our investments concurrently with actual revenue results.
Research and development expenses increased in 2006 compared to 2005 by approximately $250,000, despite the actions taken as part of the restructuring plan initiated in the fourth quarter of 2005. This increase is primarily due to our strategic reinvestment in the area of project related research and development activities on a variable basis. This additional investment in research and development expense was partially offset in 2006 compared to 2005 due to the stronger dollar relative to the Euro in 2006. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a greater rate than research and development expense.
Sales and Marketing: Sales and marketing expenses were $5.6 million, $5.4 million and $6.3 million in 2007, 2006 and 2005, respectively. As a percentage of revenue, sales and marketing expenses were 18%, 16% and 21% for 2007, 2006 and 2005, respectively. Sales and marketing expenses were relatively flat in 2007 compared to 2006. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing while sales and marketing costs increased slightly.
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
General and Administrative: General and administrative expenses were $4.7 million, $3.9 million and $3.5 million in 2007, 2006 and 2005, respectively. As a percentage of revenue, general and administrative expenses were 15%, 12% and 12% in the years ended December 31, 2007, 2006 and 2005. General and administrative expenses increased approximately $770,000 in 2007 compared to 2006. The increase in general and administrative expenses related to a number of factors including some organizational changes related to our French subsidiary which accounted for approximately 58% of the increase. An additional 17% of the increase related to our use of outside services as part of our first year management assessment for Sarbanes-Oxley Section 404 compliance. Finally, we began incurring additional support costs and amortization expense in 2007 related to our new Enterprise Performance Management system installed in the second quarter of 2007 which was approximately 12% of the increase. The increase in general and administrative expenses as a percentage of total revenue is due to revenue decreasing while general and administrative costs increased.
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
Restructuring Charge: On November 10, 2005, we adopted a plan to restructure our worldwide operations. The primary goal of the restructuring program was to improve our ability to continue to strategically fund research and development efforts, to balance our skills to align with the future directions of the marketplace, and to streamline our operations in our continued goal of being the most cost-effective company in the embedded systems marketplace. Under the restructuring plan,we reduced our workforce by approximately 19%. The global workforce reduction impacted all functions within the Company. As a result of the restructuring program, we recorded a restructuring charge of approximately $600,000, classified as operating expenses. See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information. There were no such activities in 2007 or 2006.
Interest Income, Net: Interest income, net of interest expense, was $764,000, $637,000 and $370,000 in 2007, 2006 and 2005, respectively. The increase in interest income, net of interest expense in 2007 compared to 2006 is primarily due to an increase in the investment rates of return in 2007 compared to 2006. The increase in interest income, net of interest expense in 2006 compared to 2005 is primarily due to an increase in the investment rates of return in 2006 compared to 2005 and a shift in our investment strategy related to our cash and cash equivalents.
Other Income (Expense), Net: Other income, net was $364,000 and $475,000 in 2007 and 2006, respectively. Other expense, net was $133,000 in 2005.
Other income, net in 2007 and in 2006 is primarily due to the change in market value of our foreign exchange derivative financial instruments which resulted in a gain of approximately $346,000 and $442,000 for the years ended December 31, 2007 and 2006, respectively. Other expense, net for 2005 was primarily the result of recording a loss of approximately $125,000 related to similar foreign exchange derivative financial instruments. See Note 4 of the accompanying notes to the consolidated financial statements for more information regarding the Company’s derivative financial instruments.

Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2007, 2006, and 2005. The effective income tax benefit rate for 2007 was 34%. Approximately 78% of this income tax benefit was due to a 10% research and development tax credit earned by our operations in France. The remainder of the tax benefit was the result of a previously unrecognized benefit in the U.S. which had been pending the expiration of the statute of limitations on the 2003 tax return related to a transfer pricing arrangement with our foreign subsidiary.
The effective income tax benefit rate for 2006 was 24%. This income tax benefit was primarily due to a 10% research and development tax credit earned by our operations in France.
Although we were in a net loss position for 2005, we recorded a $218,000 income tax provision due to income taxes on our operations in France exceeding their 5% research and development tax credit for 2005, which was then increased to 10% for 2006.
Net (Loss) Income: We reported a net loss of approximately $1.2 million for the twelve months ended December 31, 2007. We reported net income of approximately $2.1 million for the twelve months ended December 31, 2006. We reported a net loss of approximately $2.3 million for the twelve months ended December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $2.7 million for the year ended December 31, 2007. Cash and cash equivalents increased $5.9 million for the year ended December 31, 2006. Cash and cash equivalents decreased $1.7 million for the year ended December 31, 2005.
Operating Activities: Trends in cash flows from operating activities for 2007, 2006 and 2005, are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $2.5 million for the year ended December 31, 2007, compared to a net loss of $1.2 million. Cash provided by operating activities totaled $4.6 million for the year ended December 31, 2006, compared to net income of $2.1 million. Cash used in operating activities totaled $1.2 million for the year ended December 31, 2005, compared to a net loss of $2.3 million. Provisions for uncollectible accounts and returns increased slightly during 2007 as a shift in our customer base to more extended payment terms resulted in additional requirements for a reserve against potential uncollectible accounts. Provisions for uncollectible accounts and returns decreased during 2006 and 2005 due to an increased focus on credit evaluation and improved returns experience. Provision for excess and obsolete inventories decreased by $200,000 for 2007 compared to 2006. Provision for excess and obsolete inventories decreased $500,000 for 2006 compared to 2005 primarily due to product end of life activities in 2005. Depreciation and amortization increased by approximately $220,000 in 2007 primarily due to the increased depreciation related to our new Enterprise Performance Management system. Depreciation and amortization decreased by approximately $110,000 in 2006 primarily due to the leasehold improvements on our corporate and manufacturing facilities becoming fully depreciated in early 2006. Amortization of restricted stock increased approximately $80,000 for 2007 compared to 2006 due to the cumulative effect of restricted stock issuances and additional restricted stock grants in 2007. Amortization of restricted stock increased approximately $160,000 for 2006 compared to 2005 due to the cumulative effect of restricted stock issuances and additional restricted stock grants in 2006. See Note 9 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock. During 2007, there was a write-off of a software license for approximately $220,000 that was procured for a product that was subsequently discontinued. There were no such write-offs in 2006 or 2005.
Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities: Net cash used in investing activities totaled $2.3 million in 2007. Net cash provided by investing activities totaled $446,000 in 2006. Net cash used in investing activities totaled $374,000 in 2005. Cash provided by or used in investing activities in each of the three years related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment during 2007 and 2006 primarily related to the purchase of a new Enterprise Performance Management system. Additions to property and equipment and capitalized software during 2005 primarily related to equipment purchases for the engineering, manufacturing and information technology functions. Purchases of marketable securities increased by approximately $2.7 million for 2007 compared to 2006. Purchases of marketable securities increased by approximately $1.1 million for 2006 compared to 2005. Proceeds from the sale of marketable securities increased by approximately $100,000 for 2007 compared to 2006. Proceeds from the sale of marketable securities increased by approximately $2.9 million for 2006 compared to 2005.
Financing Activities: Net cash provided by financing activities totaled $2.0 million, $797,000 and $62,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided by financing activities for 2007, 2006 and 2005 is comprised of proceeds from the exercise of stock options for all three years. The increase in stock options exercised in 2007 reflects a number of options which were set to expire during 2007. The increase in stock options exercised in 2006 reflects the increase in our stock price over 2005.
Commitments
At December 31, 2007, we had no material commitments to purchase capital assets; however planned capital expenditures for 2008 are estimated at $1.5 million, a significant portion of which relates to our investment in future phases of our new Enterprise Performance Management system. The remaining planned purchases relate to engineering, manufacturing and general office equipment. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2008.

The following table summarizes our future contractual obligations and payment commitments as of December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligation	Total	<1 year	1 -3 years	3- 5 years	> 5 years

Long-term debt obligation (1,2)	$3,847	$219	$3,628	$—	$—
Operating lease obligations (3)	$1,700	$887	$647	$166	$—

Total	$5,547	$1,106	$4,275	$166	$—

(1)	At December 31, 2007, the Company had borrowings of $3.5 million under a $5 million revolving credit facility with a bank. The revolving credit facility matures on July 31, 2009 and is secured throughout the term of the credit facility by marketable securities.

(2)	The Company incurs interest expense on the borrowings from the revolving credit facility at a rate of LIBOR + 1% (6.25% at December 31, 2007). The Company used the 6.25% rate to estimate interest expense for 2008 through July 2009. The interest expense estimate is $219,000 and $128,000 for years 2008 and 2009, respectively.

(3)	The Company leases its facilities under non-cancelable operating leases with the longest terms extending to June 2011.
Off-Balance Sheet Arrangements
At December 31, 2007, we had one foreign exchange contract outstanding to acquire 1.1 million Euros on a specified date during January 2008. We carried a $167,000 asset on the balance sheet, classified as other current assets, related to the fair value of our outstanding foreign exchange contract. There were three such contracts outstanding at December 31, 2006, classified as a $185,000 asset on the balance sheet.
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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company’s adoption of SFAS 157 will not have a material impact on our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 will not have a material impact on our Consolidated Financial Statements as we did not elect the fair value option for any financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (Revised 2007). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of this statement will have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $2.0 million, $1.2 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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

For the year ended December 31, 2007, we recognized a gain of approximately $346,000 related to these foreign exchange contracts. For the year ended December 31, 2006, we recognized a gain of approximately $442,000 related to these foreign exchange contracts. For the year ended December 31, 2005, we recognized a loss of approximately $125,000 related to these foreign exchange contracts. At December 31, 2007, we had one foreign exchange contract outstanding to acquire approximately 1.1 million Euros during January 2008. At December 31, 2007, we carried a $167,000 asset on the balance sheet, classified as other current assets, related to the fair value of our outstanding foreign exchange contract. There were three such contracts outstanding at December 31, 2006, classified as a $185,000 asset on the balance sheet.
Market Price Risk
We had no equity hedge contracts outstanding as of December 31, 2007, 2006 or 2005.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2007. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2007. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2006.
The Company maintains a $5.0 million revolving bank credit facility maturing July 31, 2009 with an interest rate of London Interbank Offered Rate (LIBOR) plus 1.0% (6.25% and 6.375% at December 31, 2007 and 2006, respectively). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements with our lender to fix the interest rate; our agreement at December 31, 2007 expires on July 31, 2008. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation by the Company’s CEO and CFO, including any corrective actions with regard to significant deficiencies and material weaknesses.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other associates, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework.” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008, which is incorporated herein by reference.
Executive Officers
See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008, which is incorporated herein by reference.
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
Item 11. Executive Compensation.
See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See information regarding certain relationships and related transactions under the headings “Principal Shareholders” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
See information regarding principal accounting fees and services under the heading “Relationship with Independent Public Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008, which is incorporated herein by reference.
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

INTERPHASE CORPORATION
Date: March 24, 2008	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2008.

Name	Title
/s/ Gregory B. Kalush Gregory B. Kalush	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)
/s/ Thomas N. Tipton, Jr. Thomas N. Tipton, Jr.	Chief Financial Officer, Vice President of Finance and Treasurer (Principal financial and accounting officer)
/s/ Paul N. Hug Paul N. Hug	Director
/s/ Michael J. Myers Michael J. Myers	Director
/s/ Kenneth V. Spenser Kenneth V. Spenser	Director
/s/ Christopher B. Strunk Christopher B. Strunk	Director
/s/ S. Thomas Thawley S. Thomas Thawley	Vice Chairman, Director and Secretary

*	All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Interphase Corporation
We have audited the accompanying consolidated balance sheets of Interphase Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” Also, as discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 24, 2008

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$6,384	$9,061
Marketable securities	14,185	13,469
Trade accounts receivable, less allowances of $173 and $118, respectively	7,550	5,824
Inventories	2,886	1,921
Prepaid expenses and other current assets	1,391	1,006

Total current assets	32,396	31,281

Machinery and equipment	6,962	6,308
Leasehold improvements	427	422
Furniture and fixtures	574	554

	7,963	7,284
Less-accumulated depreciation and amortization	(6,879)	(6,308)

Total property and equipment, net	1,084	976

Capitalized software, net	1,817	1,322
Other assets	883	483

Total assets	$36,180	$34,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$2,304	$1,372
Deferred revenue	30	98
Accrued liabilities	1,387	1,140
Accrued compensation	1,645	2,067

Total current liabilities	5,366	4,677

Deferred lease obligations	52	85
Long term debt	3,500	3,500

Total liabilities	8,918	8,262

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 6,500,206 and 6,152,141 shares issued and outstanding, respectively	650	615
Additional paid in capital	42,267	39,884
Retained deficit	(15,204)	(14,059)
Cumulative other comprehensive loss	(451)	(640)

Total shareholders’ equity	27,262	25,800

Total liabilities and shareholders’ equity	$36,180	$34,062

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2007	2006	2005

Revenues	$30,780	$33,403	$30,852
Cost of sales	13,189	15,277	14,755

Gross margin	17,591	18,126	16,097

Research and development	10,216	8,226	7,974
Sales and marketing	5,614	5,405	6,310
General and administrative	4,692	3,926	3,531
Restructuring charge	—	—	600

Total operating expenses	20,522	17,557	18,415

(Loss) income from operations	(2,931)	569	(2,318)

Interest income, net	764	637	370
Other income (expense), net	364	475	(133)

(Loss) income before income tax	(1,803)	1,681	(2,081)

Income tax (benefit) provision	(609)	(405)	218

Net (loss) income	$(1,194)	$2,086	$(2,299)

Net (loss) income per share:
Basic EPS	$(0.19)	$0.36	$(0.40)

Diluted EPS	$(0.19)	$0.33	$(0.40)

Weighted average common shares	6,161	5,854	5,758

Weighted average common and dilutive shares	6,161	6,254	5,758

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income (loss)
Balance at December 31, 2004	5,751	$575	$38,633	$(13,846)	$(574)	$24,788

Option exercises	15	1	63	—	—	64
Stock issued under restricted stock plan	136	14	(14)	—	—	—
Amortization of restricted stock plan compensation	—	—	135	—	—	135

Comprehensive loss:
Foreign currency translation	—	—	—	—	(157)	(157)	(157)
Unrealized holding period loss	—	—	—	—	(33)	(33)	(33)

Net loss	—	—	—	(2,299)	—	(2,299)	(2,299)

Total comprehensive loss	—	—	—	—	—	—	$(2,489)

Balance at December 31, 2005	5,902	$590	$38,817	$(16,145)	$(764)	$22,498

Option exercises	144	15	782	—	—	797
Stock issued under restricted stock plan, net forefeitures	106	10	(10)	—	—	—
Amortization of restricted stock plan compensation	—	—	295	—	—	295

Comprehensive income:
Foreign currency translation	—	—	—	—	61	61	61
Unrealized holding period gain	—	—	—	—	63	63	63

Net income	—	—	—	2,086	—	2,086	2,086

Total comprehensive income	—	—	—	—	—	—	$2,210

Balance at December 31, 2006	6,152	$615	$39,884	$(14,059)	$(640)	$25,800

FIN48 Tax Adjustment	—	—	—	49	—	49
Option exercises	320	32	2,010	—	—	2,042
Stock issued under restricted stock plan, net forefeitures	28	3	(3)	—	—	—
Amortization of restricted stock plan compensation	—	—	376	—	—	376

Comprehensive income:
Foreign currency translation	—	—	—	—	98	98	98
Unrealized holding period gain	—	—	—	—	91	91	91

Net loss	—	—	—	(1,194)	—	(1,194)	(1,194)

Total comprehensive income	—	—	—	—	—	—	$(1,005)

Balance at December 31, 2007	6,500	$650	$42,267	$(15,204)	$(451)	$27,262

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net (loss) income	$(1,194)	$2,086	$(2,299)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	55	(8)	(10)
Provision for excess and obsolete inventories	300	500	1,000
Depreciation and amortization	916	695	801
Amortization of restricted stock	376	295	135
Write-off of impaired capitalized software	218	—	—
Change in assets and liabilities:
Trade accounts receivable	(1,781)	(621)	(209)
Inventories	(1,265)	688	(600)
Prepaid expenses and other current assets	18	(236)	192
Income taxes receivable	—	—	233
Other assets	(637)	(274)	(1)
Accounts payable, deferred revenue and accrued liabilities	1,091	455	(42)
Accrued compensation	(541)	1,030	(501)
Other non-current liabilities	—	(34)	34
Deferred lease obligations	(33)	(5)	30

Net adjustments	(1,283)	2,485	1,062

Net cash (used in) provided by operating activities	(2,477)	4,571	(1,237)

Cash flows from investing activities:
Purchase of property and equipment	(674)	(358)	(506)
Purchase of capitalized software	(1,045)	(1,178)	(32)
Proceeds from the sale of marketable securities	14,958	14,860	11,948
Purchases of marketable securities	(15,583)	(12,878)	(11,784)

Net cash (used in) provided by investing activities	(2,344)	446	(374)

Cash flows from financing activities:
Proceeds from the excerise of stock options	2,042	797	62

Net cash provided by financing activities	2,042	797	62

Effect of exchange rate changes on cash and cash equivalents	102	67	(199)

Net (decrease) increase in cash and cash equivalents	(2,677)	5,881	(1,748)
Cash and cash equivalents at beginning of year	9,061	3,180	4,928

Cash and cash equivalents at end of year	$6,384	$9,061	$3,180

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$185	$359	$92
Interest paid	$225	$160	$124
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
Reclassification: Certain prior period amounts on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows and in Note 14 have been reclassified to conform with current period classifications.
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

	Balance at		(Write-offs,)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period

2007	$33	$47	$(3)	$77
2006	36	(3)	—	33
2005	36	5	(5)	36
Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2007, 2006 and 2005, the allowance for returns was $96,000, $85,000, and $90,000, respectively, and maintained as a reduction to accounts receivable.
Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2007	2006

Raw Materials	$2,038	$1,449
Work-in-Process	594	344
Finished Goods	254	128

Total	$2,886	$1,921

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2007, 2006 and 2005 were $300,000, $500,000 and $1.0 million, respectively.

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

Year ended December 31:	Depreciation Expense

2007	$588
2006	$567
2005	$690
The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years
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

Year ended December 31:	Amortization Expense	Accumulated Amortization
2007	$328	$1,964
2006	$128	$1,670
2005	$111	$1,501
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. During 2007, there was determined to be impairment with certain software licenses which resulted in a writedown of $218,000 of capitalized software. No impairments were recorded in 2006 or 2005.
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.
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
Interest Income, net: Interest income from investment in securities and cash balances was approximately $988,000, $853,000, and $507,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Interest expense related to the Company’s credit facility was approximately $224,000, $216,000 and $137,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $38,000, $37,000 and $23,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes within financial statements. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statement at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
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
Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” to account for stock-based compensation using the modified prospective transition method and therefore will not restate the prior period results. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to 2006, the Company elected to follow APB 25, and related interpretations, in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company had implemented the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of SFAS No. 123, the pro forma impact on net income and earnings per share would have been as follows (in thousands, except per share data):

Year ended December 31,
2005
Net loss as reported	$(2,299)
Add: APB 25 expense	135
Less: Total stock based employee compensation expense determined under fair value methods for all awards	(1,150)

Pro forma net loss	(3,314)
Loss per common share:
As reported — basic	$(0.40)

Pro forma — basic	$(0.58)

As reported — diluted	$(0.40)

Pro forma — diluted	$(0.58)

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

2. MARKETABLE SECURITIES
Marketable securities primarily consist of investments in debt securities, which are classified as current assets on the balance sheet as the investments are available-for-sale. As of December 31, 2007, the fair market value of marketable securities was $14.2 million, of which $6.6 million matures in one year or less and; $7.6 million matures in 5 years or less. As of December 31, 2006, the fair market value of marketable securities was $13.5 million, of which $8.9 million matures in one year or less and; $4.6 million matures in five years or less. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized gain with respect to certain available-for-sale securities in 2007 and 2006 of $91,000 and $63,000, respectively. The Company recorded an unrealized loss with respect to certain available-for-sale securities of $33,000 in 2005.
3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	Years ended December 31,
	2007	2006

Inventory receipts	364	381
Consulting fees	298	134
Accrued other	725	625

	$1,387	$1,140

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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the year ended December 31, 2007, the Company recognized a gain of approximately $346,000 related to these foreign exchange contracts. For the year ended December 31, 2006, the Company recognized a gain of approximately $442,000 related to these foreign exchange contracts. For the year ended December 31, 2005, the Company recognized a loss of approximately $125,000 related to these foreign exchange contracts. At December 31, 2007, the Company had one foreign exchange contract outstanding to acquire approximately 1.1 million Euros during January 2008. At December 31, 2007, the Company carried a $167,000 asset on the balance sheet, classified as other current assets, related to the fair value of its outstanding foreign exchange contract. There were three such contracts outstanding at December 31, 2006, classified as a $185,000 asset on the balance sheet.

5. CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing July 31, 2009 with an interest rate of LIBOR plus 1.0% (6.25% and 6.375% at December 31, 2007 and 2006, respectively). All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.
6. INCOME TAXES
The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

United States tax benefit	$(133)	$(55)	$(10)
Foreign (benefit) provision	(476)	(350)	228

Income tax (benefit) provision	$(609)	$(405)	$218

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2007 and 2006, are presented as follows (in thousands):

	Year ended December 31,
	2007	2006

Current deferred tax assets:

Inventories	$659	$1,198
Accounts receivable	29	13
Deferred revenue	11	37
Other accruals	214	265

Total current deferred tax assets	$913	$1,513

Noncurrent deferred tax assets:
Depreciation	$(40)	$77
Amortization	216	280
Other	25	26
Net operating loss carryforwards	7,244	5,564

Total noncurrent deferred tax assets	$7,445	$5,947

Valuation allowance for deferred tax assets	(8,358)	(7,460)

Deferred tax assets, net of valuation allowance	$—	$—

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
At December 31, 2007, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured.
The differences between the actual income tax (benefit) provision and the amount computed by applying the statutory federal tax rate to the (loss) income before income taxes shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Income taxes at statutory rate	$(615)	$576	$(708)
Benefit for French research and development tax credit	(497)	(394)	(239)
State provision (benefit)	47	16	(119)
Benefit recorded for favorable outcome of tax audits	—	—	—
French permanent items	(282)	(218)	244
Extraterritorial income exclusion benefit	—	(56)	(75)
Adjustment to deferred tax assets	129	717	(747)
Other	(289)	(130)	—
Change in valuation allowance	898	(916)	1,862

(Benefit) provision for income taxes	$(609)	$(405)	$218

At December 31, 2007, the Company had approximately $20.8 million of federal net operating loss carryforwards, $3.2 million of which were related to non-qualified stock option deductions. The Company also had state net operating losses of $4.2 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to stockholder’s equity once management believes that these losses are more likely than not to be realized. At December 31, 2007 and 2006, the Company’s French subsidiary has a research tax credit of approximately $1.1 million and $600,000, respectively, of which approximately $440,000 and $310,000, respectively, was classified on the balance sheet as an other current asset. Tax credits generated are refundable in cash if it is not used within three years after the year generated. The Company’s unused tax credit balance was generated in the years 2006 and 2007.
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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the Company made an adjustment to equity of $49,000. At December 31, 2007, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no adjustment was made to equity and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2004 and after are open for IRS examination. The Company recognized a $139,000 benefit, which was previously unrecognized pending the expiration of the statute of limitations on the 2003 tax return related to a transfer pricing arrangement with our foreign subsidiary. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the expiration of the statute of limitations for open tax years.
The Company is also subject to income tax in France. At December 31, 2007, the Company had an uncertain tax position of approximately $266,000 of which $249,000 is related to a potential tax liability, $13,000 is related to possible interest, and $4,000 is related to a potential penalty. During the nine months since March 31, 2007, approximately $65,000 of this uncertain tax position was accounted for as a reduction to income tax benefit. Prior to March 31, 2007, this position had been accounted for as a reduction in shareholders’ equity. The uncertain tax position in France is expected to have a favorable impact in the amount of $249,000, resulting in a favorable impact on the effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2004 and subsequent remain open for examination.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Unrecognized
Tax Benefit
Balance as of January 1, 2007	$365,000
Additions based on tax positions — current year	83,000
Additions based on tax positions — previous years	—
Reductions for tax positions — previous years	(49,000)
Reductions as a result of lapse of statute limitations	(139,000)
Settlements	—
Effect of exchange rate changes	6,000
Balance as of December 31, 2007	$266,000

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
8. EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2007	2006	2005

Basic (loss) income per share:
Net (loss) income	$(1,194)	$2,086	$(2,299)
Weighted average common shares outstanding	6,161	5,854	5,758
Basic (loss) income per share	$(0.19)	$0.36	$(0.40)

Diluted (loss) income per share:
Net (loss) income	$(1,194)	$2,086	$(2,299)
Weighted average common shares outstanding	6,161	5,854	5,758
Dilutive stock options and restricted stock	—	400	—

Weighted average common shares outstanding — assuming dilution	6,161	6,254	5,758

Diluted (loss) income per share	$(0.19)	$0.33	$(0.40)

Outstanding stock options and restricted stock that were not included in the diluted calculation because their effect would be anti-dilutive	1,440	1,251	2,084
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
The following table summarizes the combined stock option activity under the all of the plans (in thousands, except option prices):

	Number of	Weighted Average	Aggregate
	Options	Option Price	Intrinsic Value

Balance, December 31, 2004	2,654	$9.35	$2,793

Granted	—	N/A
Exercised	(15)	4.24
Canceled	(53)	9.78

Balance, December 31, 2005	2,586	9.38	73

Granted	—	N/A
Exercised	(144)	5.54
Canceled	(320)	10.13

Balance, December 31, 2006	2,122	9.52	2,886

Granted	—	N/A
Exercised	(320)	6.37
Canceled	(103)	16.90

Balance, December 31, 2007	1,699	9.67	4,366

Exercisable at December 31, 2007	1,699	$9.67	$4,366

The total intrinsic value of share options exercised during 2007, 2006 and 2005 were approximately $1.2 million, $496,000 and $28,000, respectively.
The following table summarizes information about options granted under the plans that were outstanding at December 31, 2007 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding at	Contractual Life	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	12/31/07	(years)	Price	12/31/07	Price

$3.09-$4.60	197	4.01	$4.28	197	$4.28
$4.83-$6.45	459	4.77	5.51	459	5.51
$7.20-$10.63	463	2.84	8.27	463	8.27
$11.25-$13.88	329	4.05	12.78	329	12.78
$17.25-$24.06	241	2.00	19.52	241	19.52
$31.00	10	1.90	31.00	10	31.00

Total	1,699	3.61	$9.67	1,699	$9.67
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
Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2007, the Company issued 106,000 restricted stock shares granted at market prices ranging from $8.95 to $11.80. During 2006, the Company issued 112,300 restricted stock shares granted at market prices ranging from $5.40 to $14.65. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $376,000, $295,000 and $135,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there is approximately $1.3 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2006, there was $698,000 of total unamortized compensation cost. The following summarizes the restricted stock activity for 2007 and 2006:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested restricted stock at December 31, 2005	136,052	$5.59
Granted	112,300	6.46
Vested	(21,127)	5.68
Cancelled/Forefeited	(5,800)	6.11

Nonvested restricted stock at December 31, 2006	221,425	$5.96

Granted	106,000	$10.94
Vested	(41,455)	6.09
Cancelled/Forefeited	(78,410)	6.07

Nonvested restricted stock at December 31, 2007	207,560	$8.53

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
Option Valuation: The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date. There were no options granted in 2005, 2006 or 2007.
10. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2007, 2006 and 2005, the Company had no related party transactions.
11. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company may make a discretionary matching contribution at the end of the plan year. The total expense under this plan was $306,000, $214,000 and $313,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company offers no post-retirement or post-employment benefits.
12. OTHER FINANCIAL INFORMATION
Major Customers: During 2007, sales to Alcatel-Lucent and Motorola were $9.5 million or 31% and $5.1 million or 17% of the Company’s consolidated revenues, respectively. During 2006, sales to Alcatel-Lucent, Motorola and Hewlett Packard accounted for $11.3 million or 34%, $7.5 million or 22% and $3.4 million or 10%, of the Company’s consolidated revenues, respectively. During 2005, sales to Alcatel-Lucent, Hewlett Packard and Motorola accounted for $8.9 million or 29%, $6.0 million or 19% and $4.2 million or 14% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
Included in accounts receivable at December 31, 2007, was approximately $2.2 million due from Nokia-Siemens Networks, approximately $1.5 million due from Alcatel-Lucent and approximately $1.2 million due from Motorola. Included in accounts receivable at December 31, 2006, was approximately $2.1 million due from Motorola, and approximately $1.5 million due from Alcatel-Lucent. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.
Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to June 2011. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2007, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2008	$887
2009	$322
2010	$325
2011	$166
2012	$—

Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2007	$837
2006	$738
2005	$757
Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.
13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company’s adoption of SFAS 157 will not have a material impact on its Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 will not have a material impact on its Consolidated Financial Statements as it did not elect the fair value option for any financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (Revised 2007). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No.51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

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
Geographic long lived assets, determined by physical location, and revenue, determined by location of the customer, related to North America and foreign countries as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

Long Lived Assets	2007	2006

North America	$2,657	$2,064
Europe	244	234

Total	$2,901	$2,298

Revenues	2007	2006	2005

North America	$12,475	$11,226	$16,912
Pacific Rim	11,994	6,962	5,136
Europe	6,311	15,215	8,804

Total	$30,780	$33,403	$30,852

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2007	2006	2005

Broadband telecom	$26,071	$26,507	$20,502
Enterprise	3,369	4,730	8,236
Professional Services	603	128	1,691
Other	737	2,038	423

Total	$30,780	$33,403	$30,852

15. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2007 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$5,104	$8,241	$8,429	$9,006
Gross margin	2,699	4,925	5,180	4,787
(Loss) income before income taxes	(1,912)	301	547	(739)
Net (loss) income	(1,852)	390	698	(430)
(Loss) earnings per share:
Basic EPS	$(0.30)	$0.06	$0.11	$(0.07)

Diluted EPS	$(0.30)	$0.06	$0.10	$(0.07)
Quarterly results of operations for 2006 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,151	$9,371	$7,758	$8,123
Gross margin	4,121	5,400	4,067	4,538
Income before income taxes	195	1,066	118	302
Net income	310	1,143	175	458
Earnings per share:
Basic EPS	$0.05	$0.20	$0.03	$0.08

Diluted EPS	$0.05	$0.19	$0.03	$0.07
Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS
Exhibits

3	(a)	Certificate of Incorporation of the registrant. (1)

3	(b)	Amendment to Articles of Incorporation of the registrant. (2)

3	(c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (4)

4	(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (3)

10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)

10	(b)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (5)

10	(c)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (8)

10	(d)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(9)

10	(e)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(9)

10	(f)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(9)

10	(g)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(9)

10	(h)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(9)

10	(i)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(9)

10	(j)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(8)

10	(k)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney dated August 31, 2007. *(10)

21	(a)	Subsidiaries of the Registrant. (6)

23	(a)	Consent of Independent Registered Public Accounting Firm. (11)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (11)

31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (11)

32	(a)	Section 1350 Certification. (11)

32	(b)	Section 1350 Certification. (11)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(8)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

E-1

(9)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(10)	Filed as an exhibit to Report on Form 8-K on August 31, 2007, and incorporated herein by reference.

(11)	Filed herewith

*	Management contract or compensatory plan or arrangement.

E-2