Form 10-Q
period 2008-03-31
INTERPHASE CORP
filed 2008-05-13
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of May 6, 2008, shares of common stock outstanding totaled 6,521,314.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
ASSETS	2008	2007

Cash and cash equivalents	$5,816	$6,384
Marketable securities	13,617	14,185
Trade accounts receivable, less allowances of $140 and $173, respectively	6,938	7,550
Inventories	2,680	2,886
Prepaid expenses and other current assets	1,264	1,391

Total current assets	30,315	32,396

Machinery and equipment	7,120	6,962
Leasehold improvements	435	427
Furniture and fixtures	588	574

	8,143	7,963
Less-accumulated depreciation and amortization	(7,075)	(6,879)

Total property and equipment, net	1,068	1,084

Capitalized software, net	1,704	1,817
Other assets	1,256	883

Total assets	$34,343	$36,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,123	$2,304
Deferred revenue	50	30
Accrued liabilities	1,220	1,387
Accrued compensation	1,517	1,645

Total current liabilities	3,910	5,366

Deferred lease obligations	39	52
Long-term debt	3,500	3,500

Total liabilities	7,449	8,918

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,523,204 and 6,500,294 shares issued and outstanding, respectively	652	650
Additional paid in capital	42,318	42,267
Retained deficit	(15,732)	(15,204)
Cumulative other comprehensive loss	(344)	(451)

Total shareholders’ equity	26,894	27,262

Total liabilities and shareholders’ equity	$34,343	$36,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$7,471	$5,104
Cost of sales	3,134	2,405

Gross margin	4,337	2,699

Research and development	2,870	2,538
Sales and marketing	1,499	1,412
General and administrative	908	957
Restructuring charge	365	—

Total operating expenses	5,642	4,907

Loss from operations	(1,305)	(2,208)

Interest income, net	163	201
Other income, net	303	95

Loss before income tax	(839)	(1,912)

Income tax benefit	(311)	(60)

Net loss	$(528)	$(1,852)

Net loss per share:
Basic EPS	$(0.08)	$(0.30)

Diluted EPS	$(0.08)	$(0.30)

Weighted average common shares	6,295	6,076

Weighted average common and dilutive shares	6,295	6,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(528)	$(1,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts and returns	(32)	(8)
Provision for excess and obsolete inventories	—	100
Depreciation and amortization	219	185
Amortization of restricted stock	50	77
Write-off of impaired capitalized software	69	—
Change in assets and liabilities:
Trade accounts receivable	644	1,850
Inventories	206	(53)
Prepaid expenses and other current assets	218	2
Other assets	(296)	—
Accounts payable, deferred revenue and accrued liabilities	(1,343)	(474)
Accrued compensation	(213)	(789)
Deferred lease obligations	(13)	(8)

Net cash used in operating activities	(1,019)	(970)

Cash flows from investing activities:
Purchase of property and equipment	(84)	(75)
Purchase of capitalized software	(57)	(84)
Proceeds from the sale of marketable securities	3,076	2,445
Purchase of marketable securities	(2,420)	(4,595)

Net cash provided by (used in) investing activities	515	(2,309)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2	104

Net cash provided by financing activities	2	104

Effect of exchange rate changes on cash and cash equivalents	(66)	(12)
Net decrease in cash and cash equivalents	(568)	(3,187)
Cash and cash equivalents at beginning of period	6,384	9,061

Cash and cash equivalents at end of period	$5,816	$5,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) provide robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on a 30-year history of providing advanced Input/Output (I/O) solutions for telecommunications and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key role in delivering next generation AdvancedTCA® (Advanced Telecommunications Computing Architecture or ATCA) and AdvancedMC™ (Advanced Mezzanine Card or AMC) solutions to the marketplace. The Company’s products enable telecommunications equipment manufacturers to deploy robust and highly scalable network infrastructure equipment into Third Generation Wireless (3G), IP Multimedia Subsystem (IMS), Voice over IP (VoIP) and Broadband Access Networks worldwide, enabling the delivery of advanced IPTV and Triple Play services. See Note 10 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material standard adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain prior period amounts in Note 10 have been reclassified to conform with current period classifications. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007.
NOTE 2. — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” The Company had no unvested stock options nor were any stock options granted during the three months ended March 31, 2008 or 2007, and as a result the Company recorded no stock-based compensation expense related to stock options during the three months ended March 31, 2008 or 2007.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2007	1,698,801	$9.67
Granted	—	—
Exercised	(500)	4.12
Canceled	(1,500)	7.36

Balance, March 31, 2008	1,696,801	$9.67

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases is subject to the achievement of certain performance conditions. During the three months ended March 31, 2008, there were 82,700 shares granted at a weighted average market price of $8.96. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $50,000 and $77,000 for

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $1.4 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized.
The following summarizes the restricted stock activity for the first quarter of 2008:

		Weighted
	Restricted Stock	Average Grant
	Shares	Date Value
Nonvested restricted stock at December 31, 2007	207,560	$8.53
Granted	82,700	8.96
Vested	(4,835)	11.06
Cancelled/Forefeited	(60,290)	10.13

Nonvested restricted stock at March 31, 2008	225,135	$8.21

NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2008	December 31, 2007

Raw materials	$1,933	$2,038
Work-in-process	455	594
Finished goods	292	254

Total	$2,680	$2,886

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended March 31, 2007 were $100,000. There were no such writedowns during the three months ended March 31, 2008.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts is recognized as a gain or loss in other income in the period of the change. For the three months ended March 31, 2008, the Company recognized a gain of approximately $316,000 related to these foreign exchange contracts. For the three months ended March 31, 2007, the Company recognized a gain of approximately $67,000 related to these foreign exchange contracts. At March 31, 2008 the Company had two foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next four months. At March 31, 2008, the Company recorded $293,000 in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There was one such contract outstanding at December 31, 2007, the Company recorded $167,000 on the balance sheet in prepaid expenses and other current assets for this contract.

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
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2008 and March 31, 2007. During each of the three months ended March 31, 2008 and March 31, 2007, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 10% research and development tax credit during 2007, which increased to a 30% research and development tax credit during 2008.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. At March 31, 2008 and December 31, 2007, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no adjustment was made to equity and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ended December 31, 2004 and after are open for IRS examination. The year ended December 31, 2002 generated a loss and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated from the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At March 31, 2008, the Company had an uncertain tax position of approximately $368,000, of which $349,000 is related to a potential tax liability, $14,000 is related to potential interest, and $5,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact on the effective tax rate in the amount of $349,000. At December 31, 2007, the Company had an uncertain tax position of approximately $266,000, of which $249,000 is related to a potential tax liability, $13,000 is related to potential interest, and $4,000 is related to a potential penalty. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2005 and subsequent remain open for examination.
NOTE 6. — RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program is to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000, classified as an operating expense. There will be an additional charge of approximately $40,000 associated with a facility closure during the second quarter of 2008 related to lease termination costs.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
These amounts will be paid out under the restructuring plan and will be complete by the end of the fourth quarter 2008. As of March 31, 2008, approximately $358,000 relating to future cash payments under this plan was included in accrued liabilities.

		Cash payments	Remaining
	Restructuring	during quarter ended	Liability as of
Description	Charge	March 31, 2008	March 31, 2008

Severance & Fringe Benefits	$365	$7	$358
Lease Obligation	—	—	—

Total	$365	$7	$358

NOTE 7. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility with a maturity date of July 31, 2009 and interest rate of LIBOR plus 1.0% (6.25% at March 31, 2008 and December 31, 2007). In an attempt to mitigate interest rate fluctuations, the Company from time to time may enter into agreements with our lender to fix the interest rate; our agreement at March 31, 2008 expires on July 31, 2008. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
NOTE 8. — COMPREHENSIVE INCOME
The following table shows the Company’s comprehensive income (in thousands):

	Three months ended
	March 31,
	2008	2007

Net loss	$(528)	$(1,852)
Other comprehensive income:
Unrealized holding gain arising during period, net of tax	42	12
Foreign currency translation adjustment	65	15

Comprehensive loss	$(421)	$(1,825)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. — EARNINGS PER SHARE
     Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007

Basic loss per share:
Net loss	$(528)	$(1,852)
Weighted average common shares outstanding	6,295	6,076
Basic loss per share	$(0.08)	$(0.30)

Diluted loss per share:
Net loss	$(528)	$(1,852)
Weighted average common shares outstanding	6,295	6,076
Dilutive stock options and restricted stock	—	—

Weighted average common shares outstanding - assuming dilution	6,295	6,076
Diluted loss per share	$(0.08)	$(0.30)

Outstanding stock options and unvested restricted stock that were not included in the diluted calculation because their effect would be anti - dilutive	1,271	1,467

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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Revenues:
Pacific Rim	$3,065	$1,864
North America	2,507	2,998
Europe	1,899	242

Total	$7,471	$5,104

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Product Revenues:
Broadband telecom	$5,779	$4,042
Enterprise	433	727
Professional services	117	41
Other	1,142	294

Total	$7,471	$5,104

NOTE 11. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company was subject to the provisions of SFAS 157 beginning January 1, 2008. The Company’s adoption of SFAS 157 did not have a material impact on its Condensed Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 did not have a material impact on its Condensed Consolidated Financial Statements as it did not elect the fair value option for any financial assets or liabilities.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No.51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of this statement will not have a material impact on its Condensed Consolidated Financial Statements.

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
RESULTS OF OPERATIONS
Revenue
Total revenue increased to $7.5 million for the three months ended March 31, 2008, compared to $5.1 million for the same period in the prior year. The increase was primarily attributable to broadband telecom revenue, which increased approximately 43% to approximately $5.8 million for the three months ended March 31, 2008, compared to $4.0 million in the comparable period. Our enterprise product revenue decreased by approximately 40% to $433,000 for the three months ended March 31, 2008, compared to $727,000 for the same period in the previous year. The first quarter of 2008 revenues included a one-time project cancellation fee of $973,000 for unique customer requirements for product development work that was discontinued. All other revenues composed primarily of security, legacy networking, professional services and storage product lines decreased approximately 15% to $286,000, compared to approximately $335,000 in the comparable period.
During the first quarter of 2008, sales to four customers individually accounted for approximately 32%, 20%, 11% and 10% of total revenues respectively. During the first quarter of 2007, sales to two customers individually accounted for approximately 33% and 10% of total revenues respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Gross Margin
For the three months ended March 31, 2008, gross margin, as a percentage of sales, was 58% compared to 53% for the same period in the prior year. The increase in gross margin percentage is primarily due to the cancellation charge of $973,000 in the first quarter of 2008, which had no cost of sales associated. Also, we recorded $100,000 less in obsolete inventory charges in the first quarter of 2008 compared to the first quarter of 2007 as well as benefited from increased factory utilization as production volumes increased when compared to the first quarter of 2007, all of which contributed to increased gross margin. However, our product mix did partially offset these factors. We believe that pricing pressures in the industry may dampen gross margins in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $2.9 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Euro was significantly stronger against the dollar in the first quarter of 2008 compared to the first quarter of 2007. This exchange rate fluctuation resulted in an increase to research and development expense of approximately $175,000 year over year. Also, included in research and development expenses in the first quarter of

2008 is a charge of approximately $70,000 related to software procured for a product that was subsequently discontinued. Finally, we continued to invest in the area of project related research and development activities as we prepare for several new product introductions. As a percentage of total revenue, research and development expense was approximately 38% in the first quarter of 2008 compared to approximately 50% for the same period in the prior year. The decrease in research and development costs as a percentage of total revenue is due to revenue increasing at a higher rate than research and development expense for the period. We anticipate that spending on research and development will decrease in the near future as a result of the restructuring plan undertaken in the first quarter of 2008, subject to fluctuations in currency exchange rates because much of our development expense is associated with our engineering lab in France. We will continue to take steps to attempt to mitigate the impact of currency exposure by strategically acquiring foreign exchange contracts to purchase a fixed amount of Euros on a specific date in the future at a predetermined rate established by contract (see Item 3 — Foreign Currency Risk).
Sales and Marketing
Sales and marketing expenses were $1.5 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase in sales and marketing expense was primarily due to increased variable compensation paid to our sales force during the first three months of 2008. As a percentage of total revenue, sales and marketing expense was approximately 20% in the first quarter of 2008, compared to approximately 28% for the same period in the prior year. The decrease in sales and marketing expense as a percentage of total revenue is due to revenues increasing at a higher rate than sales and marketing expense for the period. We anticipate that sales and marketing expense will decrease slightly in the near future as a result of the restructuring plan undertaken in the first quarter of 2008. We continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $908,000 and $957,000 for the three months ended March 31, 2008 and 2007, respectively. As a percentage of total revenue, general and administrative expenses were approximately 12% in the first quarter 2008 and 19% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is primarily due to revenue increasing while general and administrative expenses decreased slightly. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Restructuring Charge
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the restructuring program is to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the restructuring plan, we reduced our workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000, classified as operating expense. There will be an additional charge of approximately $40,000 associated with a facility closure during the second quarter of 2008 related to lease termination costs. We currently estimate that activities related to the restructuring plan will remove over $1.5 million of annualized operating costs. See Note 6 in Notes to Condensed Consolidated Financial Statements for more information. There were no such restructuring activities during 2007.
Interest Income, Net
Interest income, net of interest expense, increased to $163,000 for the three months ended March 31, 2008 from $201,000 in the comparable period in the prior year. The decrease in interest income, net for the three month period is primarily due to lower cash and investment balances as well as lower rates of return on our investments in the first quarter of 2008 compared to the same period in 2007, resulting in decreased interest income during the period.
Other Income, Net
Other income, net was $303,000 for the three months ended March 31, 2008, compared to $95,000 for the same period in the prior year. The increase in other income for the three months ended March 31, 2008 primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in other income of approximately $316,000 and $67,000 for the three months ended March 31, 2008 and 2007, respectively. See Note 4 in Notes to Condensed Consolidated Financial Statements for more information on derivative financial instruments.
Income Taxes
Our tax benefit rate was 37% for the three months ended March 31, 2008, compared to a tax benefit rate of 3% for the three months ended March 31, 2007.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2008 and March 31, 2007. During each of the three months ended March 31, 2008 and March 31, 2007, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a research and development tax credit that increased in 2008 to 30% from the previous rate of 10% used during 2007.
Net Loss
We reported net loss of $528,000 and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. Basic loss per share for the three months ended March 31, 2008 and 2007 was ($0.08) and ($0.30), respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased approximately $568,000 and $3.2 million for the three months ended March 31, 2008 and 2007, respectively. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the three months ended March 31, 2008 and 2007 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of restricted stock. Cash used in operating activities totaled $1.0 million for the three months ended March 31, 2008, compared to a net loss of $528,000. Provision for uncollectible accounts and returns decreased slightly for the three months ended March 31, 2008 compared to the same period in 2007. Provision for excess and obsolete inventories decreased by $100,000 for the three months ended March 31, 2008, compared to the same period in 2007. Depreciation and amortization increased slightly for the three months ended March 31, 2008, compared to the same period in 2007. Amortization of restricted stock decreased slightly for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $515,000 for the three months ended March 31, 2008 and cash used in investing activities totaled $2.3 million for the three months ended March 31, 2007. Cash used in and provided by investing activities in each of the periods related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $141,000 for the three months ended March 31, 2008, compared to $159,000 for the three months ended March 31, 2007. The additions for the three months ended March 31, 2008 and three months ended March 31, 2007, primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities decreased to $2.4 million for the three months ended March 31, 2008, compared to $4.6 million for the three months ended March 31, 2007. Proceeds from the sale of marketable securities increased to $3.1 million for the three months ended March 31, 2008, compared to $2.5 million for the three months ended March 31, 2007.

Financing Activities
Net cash provided by financing activities totaled $2,000 for the three months ended March 31, 2008 and $104,000 for the three months ended March 31, 2007 and related to proceeds from employees exercising stock options.
Commitments
Commitments
At March 31, 2008, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2008 are estimated at approximately $1.0 million, a significant portion of which relates to our investment in future phases of our new Enterprise Performance Management system. The remaining planned purchases relate to engineering, manufacturing and general office equipment. Our significant long-term obligations as of March 31, 2008, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2008.
Off-Balance Sheet Arrangements
At March 31, 2008, we had two foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next four months. At March 31, 2008, we recorded $293,000 on the balance sheet in prepaid expenses and other current assets, related to the fair value of these outstanding foreign exchange contracts. There was one such contract outstanding at December 31, 2007, we recorded $167,000 on the balance sheet in prepaid expenses and other current assets for this contract.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $663,000 and $410,000 for the three months ended March 31, 2008, and 2007, respectively.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any changes in the market value of these contracts are recognized as a gain or loss in the period of the change. For the three months ended March 31, 2008, the Company recognized a gain of approximately $316,000 related to these foreign exchange contracts. For the three months ended March 31, 2007, the Company recognized a gain of approximately $67,000 related to these foreign exchange contracts. At March 31, 2008 the Company had two foreign exchange contracts outstanding to acquire approximately 1.1 million Euros for each contract on specified dates during the next four months. At March 31, 2008, the Company classified as a $293,000 asset on the balance sheet and included in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There was one such contract outstanding at December 31, 2007 classified as a $167,000 asset on the balance sheet and included in prepaid expenses and other current assets.
Market Price Risk
We had no equity hedge contracts outstanding as of March 31, 2008 or December 31, 2007.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2008. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2008. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2007.
We maintain a $5.0 million revolving credit facility maturing July 31, 2009 with an interest rate of London Interbank Offered Rate (LIBOR) plus 1.0% (6.25% at March 31, 2008 and December 31, 2007). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements with our lender to fix the interest rate; our agreement at March 31, 2008 expires on July 31, 2008. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the balance sheet.
Item 4. CONTROLS AND PROCEDURES
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

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (2)

3 (c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (4)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (3)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)

10 (b)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (5)

10 (c)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (6)

10 (d)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(8)

10 (e)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(8)

10 (f)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(8)

10 (g)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(8)

10 (h)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(8)

10 (i)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(8)

10 (j)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(7)

10 (k)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney dated August 31, 2007. *(9)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (10)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (10)

32 (a)	Section 1350 Certification. (10)

32 (b)	Section 1350 Certification. (10)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(7)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 8-K on August 31, 2007, and incorporated herein by reference.

(10)	Filed herewith

*	Management contract or compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: May 13, 2008	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)