Form 10-Q
period 2008-06-30
INTERPHASE CORP
filed 2008-08-07
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐      No ☑
As of August 5, 2008, shares of common stock outstanding totaled 6,554,651.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$5,253	$6,384
Marketable securities	14,198	14,185
Trade accounts receivable, less allowances of $134 and $173, respectively	6,022	7,550
Inventories	2,516	2,886
Prepaid expenses and other current assets	944	1,391

Total current assets	28,933	32,396

Machinery and equipment	7,140	6,962
Leasehold improvements	435	427
Furniture and fixtures	588	574

	8,163	7,963
Less-accumulated depreciation and amortization	(7,160)	(6,879)

Total property and equipment, net	1,003	1,084

Capitalized software, net	1,561	1,817
Other assets	1,713	883

Total assets	$33,210	$36,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,574	$2,304
Deferred revenue	58	30
Accrued liabilities	822	1,387
Accrued compensation	1,474	1,645

Total current liabilities	3,928	5,366

Deferred lease obligations	26	52
Long-term debt	3,500	3,500

Total liabilities	7,454	8,918

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,554,651 and 6,500,294 shares issued and outstanding, respectively	655	650
Additional paid in capital	42,423	42,267
Retained deficit	(16,893)	(15,204)
Cumulative other comprehensive loss	(429)	(451)

Total shareholders’ equity	25,756	27,262

Total liabilities and shareholders’ equity	$33,210	$36,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$6,650	$8,241	$14,121	$13,345
Cost of sales	3,547	3,316	6,681	5,721

Gross margin	3,103	4,925	7,440	7,624

Research and development	2,514	2,369	5,384	4,907
Sales and marketing	1,246	1,379	2,745	2,791
General and administrative	1,078	1,130	1,986	2,087
Restructuring charge	38	—	403	—

Total operating expenses	4,876	4,878	10,518	9,785

(Loss) income from operations	(1,773)	47	(3,078)	(2,161)

Interest income, net	123	192	286	393
Other income, net	22	62	325	157

(Loss) income before income tax	(1,628)	301	(2,467)	(1,611)

Income tax benefit	(467)	(89)	(778)	(149)

Net (loss) income	$(1,161)	$390	$(1,689)	$(1,462)

Net (loss) income per share:
Basic EPS	$(0.18)	$0.06	$(0.27)	$(0.24)

Diluted EPS	$(0.18)	$0.06	$(0.27)	$(0.24)

Weighted average common shares	6,315	6,109	6,305	6,092

Weighted average common and dilutive shares	6,315	6,714	6,305	6,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,689)	$(1,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts and returns	(39)	21
Provision for excess and obsolete inventories	—	200
Depreciation and amortization	445	413
Amortization of restricted stock	158	173
Write-off of impaired capitalized software	185	—
Change in assets and liabilities:
Trade accounts receivable	1,567	(1,005)
Inventories	370	(252)
Prepaid expenses and other current assets	536	(158)
Other assets	(747)	—
Accounts payable, deferred revenue and accrued liabilities	(1,280)	675
Accrued compensation	(263)	(545)
Other non-current liabilities	—	—
Deferred lease obligations	(26)	(17)

Net cash used in operating activities	(783)	(1,957)

Cash flows from investing activities:
Purchase of property and equipment	(109)	(157)
Purchase of capitalized software	(144)	(612)
Proceeds from the sale of marketable securities	4,764	7,222
Purchase of marketable securities	(4,771)	(9,372)

Net cash used in investing activities	(260)	(2,919)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2	118

Net cash provided by financing activities	2	118

Effect of exchange rate changes on cash and cash equivalents	(90)	(173)
Net decrease in cash and cash equivalents	(1,131)	(4,931)
Cash and cash equivalents at beginning of period	6,384	9,061

Cash and cash equivalents at end of period	$5,253	$4,130

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007.
NOTE 2. — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” The Company had no unvested stock options nor were any stock options granted during the six months ended June 30, 2008 or 2007, and as a result the Company recorded no stock-based compensation expense related to stock options during the six months ended June 30, 2008 or 2007. The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2008 is 3.12 years and 3.61 years at December 31, 2007.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2007	1,698,801	$9.67
Granted	—	—
Exercised	(500)	4.12
Cancelled	(23,865)	13.19

Balance, June 30, 2008	1,674,436	$9.62

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases is subject to the achievement of certain performance conditions. During the six months ended June 30, 2008, there were 116,037 shares granted at a weighted average market price of $7.49. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $108,000 and $95,000 for the three months ended June 30, 2008 and 2007, respectively. Compensation expense related to restricted stock was approximately $158,000 and $173,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there is approximately $1.4 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 3.3 years. At December 31, 2007, there was approximately $1.3 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized which was expected to be recognized over a weighted-average period of 2.7 years. The following summarizes the restricted stock activity for the six months ended June 30, 2008:

	Restricted	Weighted Average
	Stock Shares	Grant Date Value
Nonvested restricted stock at December 31, 2007	207,560	$8.53
Granted	116,037	7.49
Vested	(38,044)	7.08
Cancelled/Forefeited	(62,180)	9.99

Nonvested restricted stock at June 30, 2008	223,373	$7.83

NOTE 3. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2008	December 31, 2007

Raw materials	$1,837	$2,038
Work-in-process	392	594
Finished goods	287	254

Total	$2,516	$2,886

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months and six months ended June 30, 2007 were $100,000 and $200,000, respectively. There were no such writedowns during the three months and six months ended June 30, 2008.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts are recognized as a gain or loss as other income in the period of the change. For the three months and six months ended June 30, 2008, the Company recognized a gain of approximately $30,000 and $346,000 respectively related to these foreign exchange contracts. For the three months and six months ended June 30, 2007, the Company recognized a gain of approximately $52,000 and $119,000 respectively related to these foreign exchange contracts. At June 30, 2008, the Company had two foreign exchange contracts outstanding to

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acquire 1.1 million Euros for each contract on specified dates during the next four months. At June 30, 2008, the Company recorded approximately $182,000 in prepaid expenses and other current assets, related to the fair value of its outstanding foreign exchange contracts. There was one such contract outstanding at December 31, 2007, the Company recorded approximately $167,000 in prepaid expenses and other current assets for this contract.
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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2008 and June 30, 2007. During the three and six months ended June 30, 2008 and June 30, 2007, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 10% research and development tax credit for 2007, which increased to a 30% research and development tax credit for 2008.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. At June 30, 2008 and December 31, 2007, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal tax returns for the years ended December 31, 2004 and after are open for IRS examination. The year ended December 31, 2002 generated a loss and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated from the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At June 30, 2008, the Company had an uncertain tax position of approximately $452,000 of which $433,000 is related to a potential tax liability, $14,000 is related to possible interest, and $5,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact on the effective tax rate in the amount of $433,000. At December 31, 2007, the Company had an uncertain tax position of approximately $266,000, of which $249,000 is related to a potential tax liability, $13,000 is related to potential interest, and $4,000 is related to a potential penalty. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2005 and subsequent remain open for examination.
NOTE 6. — RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000,

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
classified as an operating expense in the first quarter of 2008. There was an additional charge of $38,000 associated with a facility closure during the second quarter of 2008 related to lease termination costs. These amounts will be paid out under the restructuring plan and will be complete by the end of the fourth quarter 2008. At June 30, 2008, approximately $112,000 relating to future cash payments under this plan was included in accrued liabilities. The following table summarizes the timing of payments under the restructuring plan (in thousands):

		Cash payments	Cash payments	Remaining
		during quarter	during quarter	liability as of
	Restructuring	ended March 31,	ended June 30,	June 30,
Description	charge	2008	2008	2008

Severance & Fringe Benefits	$365	$7	$267	$91
Lease Obligation	38	—	17	21

Total	$403	$7	$284	$112

NOTE 7. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility with a maturity date of July 31, 2009 and interest rate of LIBOR plus 1.0% (6.25% at June 30, 2008 and December 31, 2007). In an attempt to mitigate interest rate fluctuations, the Company from time to time may enter into agreements with our lender to fix the interest rate; our agreement at June 30, 2008 expired on July 31, 2008. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
NOTE 8. — COMPREHENSIVE (LOSS) INCOME
The following table shows the Company’s comprehensive (loss) income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(1,161)	$390	$(1,689)	$(1,462)
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period, net of tax	(81)	(16)	7	(4)
Foreign currency translation adjustment	(4)	9	15	24

Comprehensive (loss) income	$(1,246)	$383	$(1,667)	$(1,442)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic earnings per share:
Net (loss) income	$(1,161)	$390	$(1,689)	$(1,462)
Weighted average common shares outstanding	6,315	6,109	6,305	6,092
Basic (loss) earnings per share	$(0.18)	$0.06	$(0.27)	$(0.24)

Diluted earnings per share:
Net (loss) income	$(1,161)	$390	$(1,689)	$(1,462)
Weighted average common shares outstanding	6,315	6,109	6,305	6,092
Dilutive stock options and restricted stock	—	605	—	—

Weighted average common shares outstanding - assuming dilution	6,315	6,714	6,305	6,092

Diluted (loss) earnings per share	$(0.18)	$0.06	$(0.27)	$(0.24)

Outstanding stock options and unvested restricted stock that were not included in the diluted calculation because their effect would be anti-dilutive	1,707	758	1,401	1,456

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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
North America	$1,543	$2,902	$4,050	$5,900
Europe	1,691	497	3,590	739
Pacific Rim	3,416	4,842	6,481	6,706

Total	$6,650	$8,241	$14,121	$13,345

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Product Revenues:
Broadband telecom	$6,196	$7,208	$11,975	$11,250
Enterprise	196	695	629	1,422
Professional services	21	217	138	258
Other	237	121	1,379	415

Total	$6,650	$8,241	$14,121	$13,345

NOTE 11. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company was subject to the provisions of SFAS 157 beginning January 1, 2008. The Company’s adoption of SFAS 157 did not have a material impact on its Condensed Consolidated Financial Statements.
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
In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (Revised 2007). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions after that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No.51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of this statement will not have a material impact on its Condensed Consolidated Financial Statements.

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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $6.7 million for the three months ended June 30, 2008, compared to $8.2 million for the same period in the prior year. The decrease was primarily attributable to broadband telecom revenue, which decreased approximately 14% to $6.2 million for the three months ended June 30, 2008, compared to $7.2 million in the comparable period in the prior year. Our enterprise product revenue decreased 72% to $196,000 for the three months ended June 30, 2008, compared to $695,000 for the same period in the prior year. All other revenues, decreased 24% to $258,000 for the three months ended June 30, 2008, compared to $338,000 for the same period in the prior year.
During the second quarter of 2008, sales to three customers individually accounted for approximately 30%, 22% and 11% of total revenues, respectively. During the second quarter of 2007, sales to three customers individually accounted for approximately 47%, 14% and 11% of total revenues, respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Total revenue increased to $14.1 million for the six months ended June 30, 2008, compared to $13.3 million in the comparable period for the prior year. The increase in revenue is primarily attributable to a one-time project cancellation fee of $973,000 in the first quarter of 2008 for unique customer requirements for product development work that was discontinued. Our broadband telecom revenues also increased approximately 6% to $12.0 million for the six months ended June 30, 2008, compared to $11.3 million for the same period in the prior year. Offsetting the increase in broadband telecom revenue, our enterprise product revenue decreased by approximately 56% to $629,000, compared to $1.4 million for the same period in the prior year. All other revenues decreased approximately 19% to $544,000 for the six months ended June 30, 2008 from $673,000 for the six months ended June 30, 2007.
Gross Margin
For the three months ended June 30, 2008, gross margin, as a percentage of sales, was 47% compared to 60% for the same period in the prior year. The decrease in our gross margin percentage in the second quarter of 2008 was due to a revenue mix shift toward lower margin products. In addition, gross margin was negatively impacted by reduced utilization of our manufacturing facility. These two factors were partially offset by a decrease of $100,000 in obsolete inventory charges during the three months ended June 30, 2008, compared to the same period in the prior year.
Gross margin as a percentage of sales was 53% and 57% for the six months ended June 30, 2008 and 2007, respectively. The decrease in gross margin percentage was a result of a shift in revenue mix toward lower margin products. In addition, we experienced reduced utilization of our manufacturing facility. These factors were partially offset by the effect of the $973,000 cancellation charge in the first quarter of 2008 described earlier, which had no cost associated with it. Furthermore, for the six months ended June 30, 2008, we recorded $200,000 less in obsolete inventory charges compared to the six months ended June 30, 2007, favorably impacting gross margin. We believe that pricing pressures in the industry may continue to keep our gross margin in future periods at these levels and it may continue to be challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $2.5 million and $2.4 million for the three months ended June 30, 2008 and 2007. Research and development expense increased slightly despite the actions taken as part of the restructuring plan initiated in the first quarter of 2008 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information). Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Euro was significantly stronger against the Dollar in the second quarter of 2008 compared to the second quarter of 2007. This exchange rate fluctuation resulted in an increase to research and development expense of approximately $200,000, compared to the same period last year. Also, included in research and development expenses in the second quarter of 2008 is a charge of approximately $115,000 related to software that was originally purchased for the development of a specific product and is no longer going to be used. These two factors were partially offset by the actions taken as part of the restructuring plan initiated in the first quarter of 2008. As a percentage of total revenue, research and development expense was approximately 38% in the second quarter of 2008 as compared to approximately 29% for the same period for the prior year. The increase in research and development expense as a percentage of total revenue is due to research and development expense increasing while revenue decreased for the period. We anticipate that spending on research and development will decrease in the near future as a result of the restructuring plan undertaken in the first quarter of 2008, subject to fluctuations in currency exchange rates because much of our development expense is associated with our engineering lab in France. We will continue to take steps to attempt to mitigate the impact of currency exposure by strategically acquiring foreign exchange contracts to purchase a fixed amount of Euros on a specific date in the future at a predetermined rate established by contract (see Item 3 — Foreign Currency Risk). In addition, to our foreign exchange contracts our total cost of performing research and development activities in France is reduced by the effect of a 30% research and development tax credit offered by the French tax administration. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information.
Our investment in research and development was $5.4 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively. The increase in research and development expense is primarily due to the significantly stronger Euro against the Dollar in 2008. This exchange rate fluctuation resulted in an increase to research and development expense of approximately $375,000 for the six months ended June 30, 2008, compared to the same period last year. Additionally, there were charges of approximately $185,000 related to software purchased for specific products that is no longer required. These two factors were partially offset by the actions taken as part of the restructuring plan initiated in the first quarter of 2008. As a percentage of total revenue, research and development expense was approximately 38% for the six months ended June 30, 2008 and 37% for the six months ended June 30, 2007. The increase in research and development expense as a percentage of total revenue is due to research and development expense increasing at a higher rate than revenue.
Sales and Marketing
Sales and marketing expenses were $1.2 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information). The reduced headcount resulted in a decrease in sales and marketing expense of approximately $128,000. A lower variable compensation expense of approximately $61,000 in the three months ended June 30, 2008 compared to 2007 also contributed to the decrease in total sales and marketing expense. As a percentage of total revenue, sales and marketing expense was approximately 19% for the second quarter of 2008 and 17% for the second quarter of 2007. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expenses. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.
Sales and marketing expenses were $2.7 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively. As a percentage of total revenue, sales and marketing expense was approximately 19% for the six months ended June 30, 2008 and 21% for the six months ended June 30, 2007. The decrease in sales and marketing expense as a percentage of total revenue is due to sales and marketing expenses remaining relatively consistent while revenue increased.
General and Administrative
General and administrative expenses were $1.1 million for the three months ended June 30, 2008 and 2007. As a percentage of total revenue, general and administrative expenses were approximately 16% in the second quarter of 2008 and 14% for the same period in the prior year. The increase as a percentage of revenue is due to revenues decreasing while general and administrative expense remained relatively consistent. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
General and administrative expenses were $2.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses decreased in the six months ended June 30, 2008 primarily due to a reduction in utilization of outside services such as consulting and accounting expenses compared to the same period in the prior year. As a percentage of total revenue, general and administrative expense was approximately 14% for the six months ended June 30, 2008 and 16% for the six months ended June 30, 2007. The decrease as a percentage of revenue is due to revenues increasing while general and administrative expenses decreased slightly.
Restructuring Charge
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the restructuring program was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the restructuring plan, we reduced our workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000 in the first quarter of 2008, classified as operating expense. There was an additional charge of $38,000 associated with a facility closure during the second quarter of 2008 related to lease termination costs. We currently estimate that activities related to the restructuring plan will remove over $1.5 million of annualized operating costs. See Note 6 in Notes to Condensed Consolidated Financial Statements for more information. There were no such restructuring activities during 2007.
Interest Income, Net
Interest income, net of interest expense, decreased to $123,000 for the three months ended June 30, 2008 from $192,000 in the comparable period in the prior year. Interest income, net of interest expense, was $286,000 for the six months ended June 30, 2008 and $393,000 for the six months ended June 30, 2007. The decrease in interest income, net for each period primarily relates to lower cash and investment balances as well as lower rates of return on our investments during the three and six months ended June 30, 2008 compared to the same periods in 2007, resulting in decreased interest income during the periods.
Other Income, Net
Other income, net, was $22,000 for the three months ended June 30, 2008, compared to $62,000 for the same period in the prior year. Other income, net, was $325,000 and $157,000 for the six months ended June 30, 2008 and 2007, respectively. The change in other income, net, for each of the periods presented primarily relates to the change in market value of our foreign exchange derivative financial instruments which resulted in income of approximately $30,000 and $52,000 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007 our foreign exchange derivative financial instruments resulted in income of approximately $346,000 and $119,000, respectively. See Note 4 in the Notes to Condensed Consolidated Financial Statements for more information.
Income Taxes
Our tax benefit rate for the six months ended June 30, 2008 was 32%, compared to a tax benefit rate of 9% for the six months ended June 30, 2007.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2008 and June 30, 2007. During each of the six months ended June 30, 2008 and June 30, 2007, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a research and development tax credit that increased for 2008 to 30% from the previous rate of 10% used during 2007.
Net (Loss) Income
We reported a net loss of $1.2 million for the three months ended June 30, 2008 and net income of $390,000 for the three months ended June 30, 2007. Basic loss per share for the three months ended June 30, 2008 was ($0.18). Basic and diluted earnings per share for the three months ended June 30, 2007 were $0.06. The Company reported a net loss of $1.7 million and $1.5 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Basic loss per share for the six months ended June 30, 2008 and June 30, 2007 was ($0.27) and ($0.24), respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $1.1 million and $4.9 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the six months ended June 30, 2008 and 2007 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $783,000 for the six months ended June 30, 2008, compared to a net loss of $1.7 million. Provision for uncollectible accounts and returns decreased $60,000 for the six months ended June 30, 2008 compared to the same period in 2007. Provision for excess and obsolete inventories decreased $200,000 for the six months ended June 30, 2008 compared to the same period in 2007. Depreciation and amortization increased slightly for the six months ended June 30, 2008 compared to the same period in 2007. Amortization of restricted stock decreased slightly for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash used in investing activities totaled $260,000 and $2.9 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Additions to property and equipment and capitalized software were $253,000 for the six months ended June 30, 2008 compared to $769,000 for the six months ended June 30, 2007. The additions for the six months ended June 30, 2008 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the six months ended June 30, 2007 primarily related to our new enterprise performance management system and equipment purchases for our engineering function. Purchases of marketable securities were $4.8 million and $9.4 million for the six months ended June 30, 2008 and 2007, respectively. Proceeds from the sale of marketable securities decreased to $4.8 million for the six months ended June 30, 2008 compared to $7.2 million for the same period in 2007.
Financing Activities
Net cash provided by financing activities totaled $2,000 for the six months ended June 30, 2008 compared to $118,000 for the six months ended June 30, 2007. Net cash provided by financing activities for both periods presented related to proceeds from employees exercising stock options.

Commitments
Commitments
At June 30, 2008, we had no material commitments to purchase capital assets. However, planned capital expenditures for 2008 are estimated at approximately $205,000, relating to engineering, manufacturing and general office equipment. Our significant long-term obligations as of June 30, 2008, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2008.
Off-Balance Sheet Arrangements
At June 30, 2008 we had two foreign exchange contracts outstanding to acquire 1.1 million Euros for each contract on specified dates during the next four months. At June 30, 2008, we recorded approximately $182,000 in prepaid expenses and other current assets related to the fair value of these outstanding foreign exchange contracts. There was one such contract outstanding at December 31, 2007, we recorded approximately $167,000 in prepaid expenses and other current assets for this contract.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $745,000 and $464,000 for the three months ended June 30, 2008, and 2007, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $1.4 million and $874,000 for the six months ended June 30, 2008 and 2007, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore, any change in the market value of these contracts are recognized as a gain or loss as other income in the period of the change. For the three months and six months ended June 30, 2008, we recognized a gain of approximately $30,000 and $346,000 respectively related to these foreign exchange contracts. For the three months and six months ended June 30, 2007, we recognized a gain of approximately $52,000 and $119,000 respectively related to these foreign exchange contracts.

At June 30, 2008, we had two foreign exchange contracts outstanding to acquire 1.1 million Euros for each contract on specified dates during the next four months. At June 30, 2008, we recorded approximately $182,000 in prepaid expenses and other current assets, related to the fair value of our outstanding foreign exchange contracts. There was one such contract outstanding at December 31, 2007, we recorded $167,000 in prepaid expenses and other current assets for this contract.
Market Price Risk
We had no equity hedge contracts outstanding as of June 30, 2008 or December 31, 2007.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2008. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2008. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2007.
We maintain a $5.0 million revolving credit facility maturing July 31, 2009 with an interest rate of London Interbank Offered Rate (LIBOR) plus 1.0% (6.25% at June 30, 2008 and December 31, 2007). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements with our lender to fix the interest rate; our agreement at June 30, 2008 expired on July 31, 2008. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the balance sheet.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 7, 2008, the annual meeting of shareholders of the Company was held. An election of directors of the Company to serve until the next annual meeting for the Company was held. The following six individuals were elected as directors of the Company:

Nominee	Votes cast for	Votes withheld
Paul N. Hug	5,846,319	226,849
Gregory B. Kalush	5,845,925	227,243
Michael J. Myers	5,848,736	224,432
Kenneth V. Spenser	5,848,536	224,432
Christopher B. Strunk	5,848,536	224,632
S. Thomas Thawley	5,305,243	767,925
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

Exhibits

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

INTERPHASE CORPORATION (Registrant)
Date: August 7, 2008	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)