Form 10-Q
period 2008-09-30
INTERPHASE CORP
filed 2008-11-06
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2008, shares of common stock outstanding totaled 6,550,994.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$4,517	$6,384
Marketable securities	13,261	14,185
Trade accounts receivable, less allowances of $136 and $173, respectively	7,559	7,550
Inventories	2,644	2,886
Prepaid expenses and other current assets	576	1,391

Total current assets	28,557	32,396

Machinery and equipment	7,030	6,962
Leasehold improvements	425	427
Furniture and fixtures	576	574

	8,031	7,963
Less-accumulated depreciation and amortization	(7,060)	(6,879)

Total property and equipment, net	971	1,084

Capitalized software, net	1,482	1,817
Other assets	1,981	883

Total assets	$32,991	$36,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,482	$2,304
Deferred revenue	77	30
Accrued liabilities	711	1,387
Accrued compensation	1,713	1,645

Total current liabilities	3,983	5,366

Deferred lease obligations	13	52
Long-term debt	3,500	3,500

Total liabilities	7,496	8,918

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,550,994 and 6,500,294 shares issued and outstanding, respectively	655	650
Additional paid in capital	42,536	42,267
Retained deficit	(16,948)	(15,204)
Cumulative other comprehensive loss	(748)	(451)

Total shareholders’ equity	25,495	27,262

Total liabilities and shareholders’ equity	$32,991	$36,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$6,888	$8,429	$21,009	$21,774
Cost of sales	2,904	3,249	9,585	8,970

Gross margin	3,984	5,180	11,424	12,804

Research and development	1,963	2,413	7,347	7,320
Sales and marketing	1,244	1,417	3,989	4,208
General and administrative	990	1,180	2,976	3,267
Restructuring charge	—	—	403	—

Total operating expenses	4,197	5,010	14,715	14,795

(Loss) income from operations	(213)	170	(3,291)	(1,991)

Interest income, net	133	185	419	578
Other (loss) income, net	(175)	192	150	349

(Loss) income before income tax	(255)	547	(2,722)	(1,064)

Income tax benefit	(200)	(151)	(978)	(300)

Net (loss) income	$(55)	$698	$(1,744)	$(764)

Net (loss) income per share:
Basic EPS	$(0.01)	$0.11	$(0.28)	$(0.13)

Diluted EPS	$(0.01)	$0.10	$(0.28)	$(0.13)

Weighted average common shares	6,334	6,152	6,315	6,112

Weighted average common and dilutive shares	6,334	6,781	6,315	6,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,744)	$(764)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts and returns	(37)	49
Provision for excess and obsolete inventories	—	300
Depreciation and amortization	670	665
Amortization of restricted stock	271	261
Write-off of impaired capitalized software	185	—
Change in assets and liabilities:
Trade accounts receivable	28	(1,414)
Inventories	242	(831)
Prepaid expenses and other current assets	859	(356)
Other assets	(1,226)	(3)
Accounts payable, deferred revenue and accrued liabilities	(1,443)	367
Accrued compensation	128	(441)
Deferred lease obligations	(39)	(25)
Net cash used in operating activities	(2,106)	(2,192)

Cash flows from investing activities:
Purchase of property and equipment	(227)	(310)
Purchase of capitalized software	(201)	(866)
Proceeds from the sale of marketable securities	6,853	11,522
Purchase of marketable securities	(6,049)	(12,430)

Net cash provided by (used in) investing activities	376	(2,084)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2	735

Net cash provided by financing activities	2	735

Effect of exchange rate changes on cash and cash equivalents	(139)	(74)
Net decrease in cash and cash equivalents	(1,867)	(3,615)
Cash and cash equivalents at beginning of period	6,384	9,061

Cash and cash equivalents at end of period	$4,517	$5,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) provide robust building blocks, highly integrated subsystems and innovative gateway appliances for the converged communications network. Building on a 30-year history of providing advanced Input/Output (I/O) solutions for telecommunications and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key role in delivering next generation AdvancedTCA® (Advanced Telecommunications Computing Architecture or ATCA), MicroTCA and AdvancedMC™ (Advanced Mezzanine Card or AMC) solutions to the marketplace. The Company’s products enable telecommunications equipment manufacturers to deploy robust and highly scalable network infrastructure equipment into Third Generation Wireless (3G), IP Multimedia Subsystem (IMS), Voice over IP (VoIP) and Broadband Access Networks worldwide, enabling the delivery of advanced IPTV and Triple Play services. See Note 11 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007.
NOTE 2. — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” The Company had no unvested stock options nor were any stock options granted during the nine months ended September 30, 2008 or 2007, and as a result the Company recorded no stock-based compensation expense related to stock options during the nine months ended September 30, 2008 or 2007. The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2008 is 2.87 years and 3.61 years at December 31, 2007.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2007	1,698,801	$9.67
Granted	—	—
Exercised	(500)	4.12
Cancelled	(59,030)	10.56

Balance, September 30, 2008	1,639,271	$9.64

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases is subject to the achievement of certain performance conditions. During the nine months ended September 30, 2008, there were 116,037 shares granted at a weighted average market price of $7.49. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $113,000 and $88,000 for the three months ended September 30, 2008 and 2007, respectively. Compensation expense related to restricted stock was approximately $271,000 and $261,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there is approximately $1.3 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 2.9 years. At December 31, 2007, there was approximately $1.3 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized which was expected to be recognized over a weighted-average period of 2.7 years. The following summarizes the restricted stock activity for the nine months ended September 30, 2008:

	Restricted	Weighted Average
	Stock Shares	Grant Date Value
Nonvested restricted stock at December 31, 2007	207,560	$8.53
Granted	116,037	7.49
Vested	(42,811)	7.37
Cancelled/Forefeited	(65,837)	9.92

Nonvested restricted stock at September 30, 2008	214,949	$7.77

NOTE 3. — MARKETABLE SECURITIES
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the levels used to measure fair value into the following hierarchy:
1.
Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.
Level 2 — Valuation based on one or more quoted prices in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs that are observable other than quoted prices for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

3.	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The Company’s marketable securities are classified as “available-for-sale” and are presented at estimated fair value based on quoted prices for similar assets in active markets with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2008 (in thousands).

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Available-for-sale	$—	$13,261	$—	$13,261
Securities

Total	$—	$13,261	$—	$13,261

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$1,783	$2,038
Work-in-process	445	594
Finished goods	416	254

Total	$2,644	$2,886

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months and nine months ended September 30, 2007 were $100,000 and $300,000, respectively. There were no such writedowns during the three months and nine months ended September 30, 2008.
NOTE 5. — DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. For the three months and nine months ended September 30, 2008, the Company recognized a loss of approximately $162,000 and a gain of approximately $184,000 respectively related to these foreign exchange contracts. For the three months and nine months ended September 30, 2007, the Company recognized a gain of approximately $187,000 and $306,000 respectively related to these foreign exchange contracts. At September 30, 2008, the Company had one foreign exchange contract outstanding to acquire 1.1 million Euros on a specified date during the next month. At September 30, 2008, the Company recorded approximately $145,000 in accrued liabilities, related to the fair value of its outstanding foreign exchange contract. There was one such contract outstanding at December 31, 2007, the Company recorded approximately $167,000 in prepaid expenses and other current assets for this contract.
NOTE 6. — INCOME TAXES
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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2008 and September 30, 2007. During the three and nine months ended September 30, 2008 and September 30, 2007, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 10% research and development tax credit for 2007, which increased to a 30% research and development tax credit for 2008.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. At September 30, 2008 and December 31, 2007, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal tax returns for the years ended December 31, 2004 and after are open for IRS examination. The year ended December 31, 2002 generated a loss and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated from the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At September 30, 2008, the Company had an uncertain tax position of approximately $523,000 of which $504,000 is related to a potential tax liability, $14,000 is related to possible interest, and $5,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact on the effective tax rate in the amount of $504,000. At December 31, 2007, the Company had an uncertain tax position of approximately $266,000, of which $249,000 is related to a potential tax liability, $13,000 is related to potential interest, and $4,000 is related to a potential penalty. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2005 and subsequent remain open for examination.
NOTE 7. — RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000, classified as an operating expense in the first quarter of 2008. There was an additional charge of $38,000 associated with a facility closure during the second quarter of 2008 related to lease termination costs. These amounts will be paid out under the restructuring plan and will be complete by the end of the fourth quarter 2008. At September 30, 2008, approximately $35,000 relating to future cash payments under this plan was included in accrued liabilities. The following table summarizes the timing of payments under the restructuring plan (in thousands):

		Cash payments	Cash payments	Cash payments	Remaining
		during quarter	during quarter	during quarter	liability as of
	Restructuring	ended March 31,	ended June 30,	ended September 30,	September 30,
Description	charge	2008	2008	2008	2008
Severance & Fringe Benefits	$365	$7	$267	$60	$31
Lease Obligation	38	—	17	17	4

Total	$403	$7	$284	$77	$35

NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility with a maturity date of July 31, 2010 and interest rate of LIBOR plus 1.5% (3.5% at September 30, 2008). At December 31, 2007, this credit facility had an interest rate of LIBOR plus 1.0% (6.25% at December 31, 2007). In an attempt to mitigate interest rate fluctuations, the Company from time to time may enter into agreements with our lender to fix the interest rate; our interest rate agreement at September 30, 2008 expired on October 2, 2008. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

NOTE 9. — COMPREHENSIVE (LOSS) INCOME
The following table shows the Company’s comprehensive (loss) income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(55)	$698	$(1,744)	$(764)
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period, net of tax	(126)	57	(119)	53
Foreign currency translation adjustment	(193)	(1)	(178)	23

Comprehensive (loss) income	$(374)	$754	$(2,041)	$(688)

NOTE 10. — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing reported earnings (loss) available to common shareholders by weighted average common shares outstanding. Diluted earnings (loss) per share give effect to dilutive potential common shares. Earnings (loss) per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share:
Net (loss) income	$(55)	$698	$(1,744)	$(764)
Weighted average common shares outstanding	6,334	6,152	6,315	6,112
Basic (loss) earnings per share	$(0.01)	$0.11	$(0.28)	$(0.13)

Diluted earnings per share:
Net (loss) income	$(55)	$698	$(1,744)	$(764)
Weighted average common shares outstanding	6,334	6,152	6,315	6,112
Dilutive stock options and restricted stock	—	629	—	—

Weighted average common shares outstanding — assuming dilution	6,334	6,781	6,315	6,112

Diluted (loss) earnings per share	$(0.01)	$0.10	$(0.28)	$(0.13)

Outstanding stock options and unvested restricted stock that were not included in the diluted calculation because their effect would be anti-dilutive
	1,675	755	1,534	1,458

NOTE 11. — SEGMENT INFORMATION
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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Pacific Rim	$3,353	$3,243	$9,834	$9,949
North America	1,940	3,672	5,990	9,572
Europe	1,595	1,514	5,185	2,253

Total	$6,888	$8,429	$21,009	$21,774

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Product Revenues:
Broadband telecom	$6,482	$7,170	$18,457	$18,420
Professional services	209	124	347	382
Enterprise	106	980	735	2,402
Other	91	155	1,470	570

Total	$6,888	$8,429	$21,009	$21,774

NOTE 12. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $6.9 million for the three months ended September 30, 2008, compared to $8.4 million for the same period in the prior year. Our broadband telecom revenue decreased approximately 10% to $6.5 million for the three months ended September 30, 2008, compared to $7.2 million in the comparable period in the prior year. Our enterprise product revenue decreased 89% to $106,000 for the three months ended September 30, 2008, compared to $980,000 for the same period in the prior year. All other revenues increased 8% to $300,000 for the three months ended September 30, 2008, compared to $279,000 for the same period in the prior year.
During the third quarter of 2008, sales to four customers individually accounted for approximately 24%, 17%, 13% and 13% of total revenues, respectively. During the third quarter of 2007, sales to two customers individually accounted for approximately 28% and 26% of total revenues, respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Total revenue decreased to $21.0 million for the nine months ended September 30, 2008, compared to $21.8 million in the comparable period for the prior year. The decrease in revenue is primarily attributable to our enterprise product revenues, which decreased approximately 69% to $735,000 for the nine months ended September 30, 2008, compared to $2.4 million for the same period in the prior year. Our other revenue increased approximately 91% to $1.8 million for the nine months ended September 30, 2008 from $952,000 for the nine months ended September 30, 2007, which partially offset the decrease in enterprise product revenue. We had a one-time cancellation fee of $973,000 included in other revenue during the first quarter of 2008 for unique customer requirements for product development work that was discontinued. Our broadband telecom revenue remained relatively consistent at $18.4 million for the nine months ended September 30, 2008 compared to $18.5 million for the same period in the prior year.
Gross Margin
For the three months ended September 30, 2008, gross margin, as a percentage of sales, was 58% compared to 61% for the same period in the prior year. The decrease in our gross margin percentage in the third quarter of 2008 was primarily due to a revenue mix shift toward lower margin products. In addition, gross margin was negatively impacted by reduced utilization of our manufacturing facility. These two factors were partially offset by a decrease of $100,000 in obsolete inventory charges during the three months ended September 30, 2008, compared to the same period in the prior year.

Gross margin as a percentage of sales was 54% and 59% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily a result of a shift in revenue mix toward lower margin products. In addition, we experienced reduced utilization of our manufacturing facility. These factors were partially offset by the effect of the $973,000 cancellation charge in the first quarter of 2008 described earlier, which had no cost associated with it. Furthermore, for the nine months ended September 30, 2008, we recorded $300,000 less in obsolete inventory charges compared to the nine months ended September 30, 2007, favorably impacting gross margin. We believe that gross margins will continue to fluctuate based on product mix.
Research and Development
Our investment in the development of new products through research and development was $2.0 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in research and development expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information). The reduced headcount and associated facility expense resulted in a decrease in research and development expense of approximately $305,000. Additionally, there was a reduction in project related research and development expenses of approximately $230,000 during the third quarter 2008 compared to the third quarter 2007 as we were preparing for several new product introductions and conducting field trials during the third quarter 2007. These two factors were partially offset by the impact that the Euro to Dollar exchange rate had on research and development expense. Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Euro was stronger against the Dollar in the third quarter of 2008 compared to the third quarter of 2007. This exchange rate fluctuation resulted in an increase to research and development expense of approximately $95,000, compared to the same period last year. As a percentage of total revenue, research and development expense was approximately 28% in the third quarter of 2008 as compared to approximately 29% for the same period for the prior year. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing at a higher rate than revenue. We anticipate that spending on research and development will begin to level in the near future as a result of the restructuring plan undertaken in the first quarter of 2008, subject to fluctuations in currency exchange rates because much of our development expense is associated with our engineering lab in France. We will continue to take steps, when appropriate, to attempt to mitigate the impact of currency exposure by strategically acquiring foreign exchange contracts to purchase a fixed amount of Euros on a specific date in the future at a predetermined rate established by contract (see Item 3 — Foreign Currency Risk). In addition to our foreign exchange contracts, our total cost of performing research and development activities in France is reduced by the effect of a 30% research and development tax credit offered by the French tax administration. See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information.
Our investment in research and development was consistent at $7.3 million for the nine months ended September 30, 2008 and 2007, respectively. The stronger Euro against the Dollar in 2008 resulted in an increase to research and development expense of approximately $460,000 for the nine months ended September 30, 2008, compared to the same period last year. Additionally, there were charges of approximately $185,000 during 2008 related to software purchased for specific products that is no longer required. These two factors were offset by the actions taken as part of the restructuring plan initiated in the first quarter of 2008. As a percentage of total revenue, research and development expense was approximately 35% for the nine months ended September 30, 2008 and 34% for the nine months ended September 30, 2007. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing while research and development expense increased slightly.
Sales and Marketing
Sales and marketing expenses were $1.2 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information). The reduced headcount resulted in a decrease in sales and marketing expense of approximately $140,000. Additionally, lower variable compensation and travel related expense of approximately $55,000 in the three months ended September 30, 2008 compared to 2007 also contributed to the decrease in total sales and marketing expense. As a percentage of total revenue, sales and marketing expense was approximately 18% for the third quarter of 2008 and 17% for the third quarter of 2007. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expenses. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.
Sales and marketing expenses were $4.0 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in sales and marketing expenses is primarily attributable to the impact of the restructuring plan we undertook in the first quarter of 2008. As a percentage of total revenue, sales and marketing expense was approximately 19% for the nine months ended September 30, 2008 and 2007.

General and Administrative
General and administrative expenses were $1.0 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expenses is primarily due to a reduction in utilization of outside consulting, legal and accounting services compared to the same period in the prior year. As a percentage of total revenue, general and administrative expenses were approximately 14% in the third quarter of 2008 and 2007. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
General and administrative expenses were $3.0 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. General and administrative expenses decreased in the nine months ended September 30, 2008 primarily due to a reduction in utilization of outside consulting, legal and accounting services of approximately $155,000 compared to the same period in the prior year. In addition, bad debt expense during the nine months ended September 30, 2008 was approximately $45,000 less than the same period in the prior year. As a percentage of total revenue, general and administrative expense was approximately 14% for the nine months ended September 30, 2008 and 15% for the nine months ended September 30, 2007. The decrease as a percentage of revenue is due to general and administrative expenses decreasing at a higher rate than revenue.
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
Interest Income, Net
Interest income, net of interest expense, decreased to $133,000 for the three months ended September 30, 2008 from $185,000 in the comparable period in the prior year. Interest income, net of interest expense, was $419,000 for the nine months ended September 30, 2008 and $578,000 for the nine months ended September 30, 2007. The decrease in interest income, net for each period primarily relates to lower cash and investment balances as well as lower rates of return on our investments during the three and nine months ended September 30, 2008 compared to the same periods in 2007, resulting in decreased interest income during the periods. A decrease in interest expense due to improved interest rates during the periods presented partially offset the decrease in interest income.
Other (Loss) Income, Net
Other loss, net, was $175,000 for the three months ended September 30, 2008, compared to other income, net of $192,000 for the same period in the prior year. The change in other loss, net, primarily relates to the change in market value of our one foreign exchange derivative financial instrument outstanding at September 30, 2008 and resulted in loss of approximately $162,000 for the three months ended September 30, 2008. For the three months ended September 30, 2007, the change in market value of the two financial instruments outstanding at September 30, 2007 was a gain of approximately $187,000. Other income, net, was $150,000 and $349,000 for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 our foreign exchange derivative financial instruments resulted in income of approximately $184,000 and $306,000, respectively. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes
Our tax benefit rate for the nine months ended September 30, 2008 was 36%, compared to a tax benefit rate of 28% for the nine months ended September 30, 2007.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2008 and September 30, 2007. During each of the nine months ended September 30, 2008 and September 30, 2007, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a research and development tax credit that increased for 2008 to 30% from the previous rate of 10% used during 2007. During 2008 the benefit from the research and development tax credit was partially offset by tax expense related to income generated in France as the result of foreign currency fluctuations.
Net (Loss) Income
We reported a net loss of $55,000 for the three months ended September 30, 2008 and net income of $698,000 for the three months ended September 30, 2007. Basic loss per share for the three months ended September 30, 2008 was ($0.01). Basic and diluted earnings per share for the three months ended September 30, 2007 was $0.11 and $0.10, respectively. The Company reported a net loss of $1.7 million and $764,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Basic loss per share for the nine months ended September 30, 2008 and September 30, 2007 was ($0.28) and ($0.13), respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $1.9 million and $3.6 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2008 and 2007 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $2.1 million for the nine months ended September 30, 2008, compared to a net loss of $1.7 million. Provision for uncollectible accounts and returns decreased $86,000 for the nine months ended September 30, 2008 compared to the same period in 2007. Provision for excess and obsolete inventories decreased $300,000 for the nine months ended September 30, 2008 compared to the same period in 2007. Depreciation and amortization increased slightly for the nine months ended September 30, 2008 compared to the same period in 2007. Amortization of restricted stock increased slightly for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $376,000 for the nine months ended September 30, 2008 compared to cash used in investing activities of $2.1 million for the nine months ended September 30, 2007. Additions to property and equipment and capitalized software were $428,000 for the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007. The additions for the nine months ended September 30, 2008 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the nine months ended September 30, 2007 primarily related to our new enterprise performance management system and equipment purchases for our engineering function. Purchases of marketable securities were $6.0 million and $12.4 million for the nine months ended September 30, 2008 and 2007, respectively. Proceeds from the sale of marketable securities decreased to $6.9 million for the nine months ended September 30, 2008 compared to $11.5 million for the same period in 2007.

Financing Activities
Net cash provided by financing activities totaled $2,000 for the nine months ended September 30, 2008 compared to $735,000 for the nine months ended September 30, 2007. Net cash provided by financing activities for both periods presented related to proceeds from employees exercising stock options.
Commitments
Commitments
At September 30, 2008, we had no material commitments to purchase capital assets. However, planned capital expenditures for the remainder of 2008 are estimated at approximately $60,000, relating to engineering, manufacturing and general office equipment. Our significant long-term obligations as of September 30, 2008, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2008.
Off-Balance Sheet Arrangements
At September 30, 2008 we had one foreign exchange contract outstanding to acquire 1.1 million Euros on a specified date during the next month. At September 30, 2008, we recorded approximately $145,000 in accrued liabilities related to the fair value of this outstanding foreign exchange contract. There was one such contract outstanding at December 31, 2007, we recorded approximately $167,000 in prepaid expenses and other current assets for this contract.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $572,000 and $436,000 for the three months ended September 30, 2008, and 2007, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $2.0 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.

These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore, any change in the market value of these contracts are recognized as a gain or loss as other income in the period of the change. For the three months and nine months ended September 30, 2008, we recognized a loss of approximately $162,000 and a gain of approximately $184,000 respectively related to these foreign exchange contracts. For the three months and nine months ended September 30, 2007, we recognized a gain of approximately $184,000 and $306,000 respectively related to these foreign exchange contracts. At September 30, 2008, we had one foreign exchange contract outstanding to acquire 1.1 million Euros at a specified date during the next month. At September 30, 2008, we recorded approximately $145,000 in accrued liabilities, related to the fair value of our outstanding foreign exchange contract. There was one such contract outstanding at December 31, 2007, we recorded $167,000 in prepaid expenses and other current assets for this contract.
Market Price Risk
We had no equity hedge contracts outstanding as of September 30, 2008 or December 31, 2007.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2008. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2008. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2007.
We maintain a $5.0 million revolving bank credit facility with a maturity date of July 31, 2010 and interest rate of LIBOR plus 1.5% (3.5% at September 30, 2008). At December 31, 2007, this credit facility had an interest rate of LIBOR plus 1.0% (6.25% at December 31, 2007). In an attempt to mitigate interest rate fluctuations, we from time to time may enter into agreements with our lender to fix the interest rate; our interest rate agreement at September 30, 2008 expired on October 2, 2008. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the balance sheet.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
On September 30, 2008, Interphase Corporation amended its Note and Credit Agreement with Comerica Bank to extend its outstanding credit facility from a maturity date of July 31, 2009 to a maturity date of July 31, 2010. The applicable interest rate on all outstanding balances under the credit facility continues to be based on LIBOR; however the applicable margin rate has changed from 1.0% to 1.5%. A complete copy of this amendment is attached as an exhibit to this 10-Q.
Item 6. EXHIBITS

Exhibits

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (2)

3 (c)	Amended and Restated Bylaws of the registrant adopted on July 25, 2007. (4)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (3)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)

10 (b)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (5)

10 (c)	Note and Credit Agreement between Interphase Corporation and Comerica Bank, including Amendment dated November 5, 2004. (6)

10 (d)	Employment Agreement with Gregory B. Kalush, dated March 12, 1999. *(8)

10 (e)	Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr., dated December 19, 2005. *(8)

10 (f)	Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated February 15, 2002. *(8)

10 (g)	Employment Agreement with Deborah A. Shute, dated November 24, 1999. *(8)

10 (h)	Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated November 1, 2004. *(8)

10 (i)	Employment, Confidentiality, and Non-Competition Agreement with Prasad Kallur, dated May 23, 2005. *(8)

Exhibits

10 (j)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(7)

10 (k)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated August 31, 2007. *(9)

10 (l)	Amendment to Note and Credit agreement between Interphase Corporation and Comerica Bank dated September 30, 2008 (10)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (10)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (10)

32 (a)	Section 1350 Certification. (10)

32 (b)	Section 1350 Certification. (10)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(7)	Filed as an exhibit to Schedule 14a on March 31, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 8-K on August 31, 2007, and incorporated herein by reference.

(10)	Filed herewith

*	Management contract or compensatory plan or arrangement
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: November 6, 2008	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)