Form 10-K
period 2008-12-31
INTERPHASE CORP
filed 2009-03-20
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐      No ☑
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2008, was approximately $21,200,000. As of March 13, 2009, shares of common stock outstanding totaled 6,905,994.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
Item 1. Business.
Introduction
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) is a leading provider of robust building blocks, highly integrated subsystems and innovative gateway appliances in the areas of network connectivity, content management, and packet processing solutions in the converged communications network. This converged network is expected to expand from the proprietary telecommunications networks of today to the converged open, but highly secure IP based networks for communications of the future. Incorporated in 1977 and building on a more than 30 year history of providing advanced I/O solutions for telecom and enterprise applications, and addressing the need for high speed connectivity, Interphase (NASDAQ: INPH) has established a key leadership role in delivering next generation AdvancedTCA® (ATCA) and AdvancedMC™ (AMC), PCI-x, PCI-e and custom solutions to the marketplace. This leadership role continues as Interphase expands its product focus into the Long Term Evolution (LTE) architecture, providing the next generation of solutions for TCP/IP based solutions in the converged next generation network. Headquartered in Plano, Texas with sales offices across the globe, Interphase clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Hewlett Packard, Nokia- Siemens Networks, Sun Microsystems and Samsung.
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
3G — Third-generation mobile telephone technology. The services associated with 3G provide the ability to transfer both voice data (a telephone call) and non-voice data (such as downloading information, exchanging email, and instant messaging).
3GPP — 3rd Generation Partnership Project; a collaboration agreement that was established in December 1998. 3GPP is a co-operation among the following standards organizations: ETSI (Europe), ARIB/TTC (Japan), CCSA (China), ATIS (North America) and TTA (South Korea). The scope of 3GPP is to make a globally applicable 3G mobile phone system specification within the scope of the ITU’s IMT-2000 project. 3GPP specifications are based on evolved GSM specifications, now generally known as the UMTS system.

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
AdvancedTCA® or ATCA (Advanced Telecom Computing Architecture) — The next generation of platform architecture beyond CompactPCI defined by the PICMG standards body as the PICMG 3.0 series of specifications. This architecture affords greater bandwidth, processing and board density, cooling abilities, and memory, while enabling delivery of highly reliable, scalable and manageable telecommunications products to meet the growing needs of next-generation applications for converged communications networks. AdvancedTCA is a registered trademark of PICMG.
AdvancedMC™ or AMC (Advanced Mezzanine Card) — AdvancedMC specifications define the mezzanine card form factor for use with ATCA platforms. AdvancedMC enhances ATCA flexibility by extending its high-bandwidth, multi-protocol interface to individual hot-swappable modules, which are optimized for packet-based telecom applications. Together, ATCA blades equipped with AdvancedMC modules give telecom equipment manufacturers (or TEMs) a versatile platform for quickly building modular telecom systems that could be designed, manufactured, scaled, upgraded and serviced at a much lower cost. AdvancedMC is a trademark of PICMG.
ASN Gateway or ASN-GW — The ASN Gateway is a logical entity in the WiMAX network architecture that represents an aggregation of control plane functional entities that are either paired with a corresponding function in the WiMAX Access Service Network (ASN) or a resident function in the WiMAX Core Service Network. The ASN-GW may also perform bearer plane routing or bridging function.
Asynchronous Transfer Mode (ATM) — A network technology used in Wide Area Networks that supports real-time voice, real-time video and data. The topology uses switches that establish a logical circuit from end to end, which guarantees a quality of service for that transmission. However, unlike telephone switches that dedicate circuits end-to-end, unused bandwidth in ATM circuits can be appropriated whenever available. For example, idle bandwidth in a videoconference circuit can be used to transfer data. ATM is also highly scalable and supports transmission speeds of 1.5, 25, 100, 155, 622 and 2488 Mbps.
Backplane — The interconnect mechanism that links all printed circuit boards within a system so various boards can communicate and work together for a common purpose as a system. The backplane extends perpendicularly across all boards in a system and offers sockets for boards to be plugged into.
Base Station Controller (BSC) — A robust network element that handles allocation of radio channels, receives measurements from mobile phones, and controls handovers from base station to base station, etc. Many BSCs act as a full switching center while also providing data for network management and measurement.
Blade — A subsystem within a system contained within a single system slot. A blade can operate as a single board in a slot or with a multitude of boards, including mezzanine cards on a carrier card.

Broadband — A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice grade line.
Building Blocks — The basic board-level products used in a system; these products are combined with other hardware and software building blocks to build a network element, system and/or application.
Code Division Multiple Access (CDMA) — A form of multiplexing and a method of multiple access that does not divide up the channel by time or frequency, but instead encodes data with a certain code associated with a channel and uses the constructive interference properties of the signal medium to perform the multiplexing. CDMA is used in digital cellular telephony systems for delivery of very high bandwidth mobile access.
Communications Controller — Communications controller modules (similar to a network interface card) designed specifically for carrier-grade computer systems that often support signaling, switching and routing networks. Communication controllers must conform to specifications that maintain overall system compliance to the rigorous performance and reliability standards that apply to telecom service provider equipment into which they are integrated. Controllers are essentially intelligent network interface cards.
CompactPCI® (cPCI) — An industrial-grade variation of the PCI bus standard that utilizes the VME form factor. CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (99.999%) reliability. Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.
CompactPCI Packet Switching Backplane (cPSB) — The newest generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology serves as the foundation for the new AdvancedTCA standard architecture from PICMG.
DSL or xDSL — DSL or xDSL is a family of technologies that provides digital data transmission over the wires of a local telephone network.
Digital Signal Processing — is the study of signals in a digital representation and the processing methods of these signals. A Digital Signal Processer (DSP) is a processer used for Digital Signal Processing.
Ethernet — A family of frame-based computer networking technologies for local area networks (LANs). Ethernet operates over twisted wire, coaxial cable and fiber optic cables at speeds starting at 10 Mbps. The original 10 Mbps specification was extended to a speed of 100 Mbps transmission bandwidth with Fast Ethernet and to 1 Gbps with gigabit Ethernet. Gigabit Ethernet is now the most popular variant being deployed. Ethernet itself has evolved to the next 10 Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10 Gbps is expected to become a commonplace offering in enterprise and service provider networks.
European Telecommunications Standards Institute (ETSI) — An independent, non-profit organization, whose mission is to produce telecommunications standards for today and for the future for global networks. ETSI has been successful in standardizing the GSM mobile phone system.

Femtocell — Originally known as an Access Point Base Station, a femtocell is a small cellular base station, typically designed for use in residential or small business environments. It connects to the service provider’s network via broadband (such as DSL or cable); current designs typically support 2 to 4 active mobile phones in a residential setting. A femtocell allows service providers to extend service indoors, especially where access would otherwise be limited or unavailable. The femtocell incorporates the functionality of a typical base station but extends it to allow a simpler, self contained deployment.
Gateway Appliances — Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.
Gigabits per second (Gbps) — One thousand million bits per second.
Global System for Mobile Communications (GSM) — The most popular standard for mobile phones in the world. GSM differs significantly from its predecessors in that both signaling and speech channels are digital, which means that it is considered a second generation (2G) mobile phone system. This fact has also meant that data communication was built into the system from very early on. GSM is an open standard which is currently developed by the 3GPP. GSM service is used by over 1.5 billion people across more than 210 countries and territories. The ubiquity of the GSM standard makes international roaming very common between mobile phone operators, enabling subscribers to use their phones in many parts of the world.
General Packet Radio Service (GPRS) — A packet oriented mobile data service available to users of the 2G cellular communication systems GSM standard, as well as in the 3G systems. In the 2G systems, GPRS provides data rates of 56-114 kbps.
Input/output (I/O) — The transfer of data or voice traffic into and out of a computing device. The main function of an adapter, communications controller, or network interface card is to regulate or control communications I/O.
International Mobile Telecommunications-2000 (IMT-2000) — The global standard for third generation (3G) wireless communications as defined by the International Telecommunication Union.
International Telecommunication Union (ITU) — An international organization established to standardize and regulate international radio and telecommunications. It was founded as the International Telegraph Union in Paris on May 17, 1865. Its main tasks include standardization, allocation of the radio spectrum, and organizing interconnection arrangements between different countries to allow international phone calls.
Internet Engineering Task Force (IETF) — Formed in 1986, the IETF sets technical standards that run the Internet such as routing, transport and security.
Internet Protocol (IP) — The standard method or protocol by which data is sent from one computer to another on the Internet.
Inverse Multiplexing over ATM (IMA) — A specification defined by the ATM forum that provides a way to combine an ATM cell stream over two or more circuits.

IP Multimedia Subsystem (IMS) — A standardized Next Generation Networking (NGN) IP architecture designed to enable (both wireless and wireline) carriers to create and deliver a full portfolio of new telecom services quickly and cost-effectively, and promises to be the cornerstone for fixed/mobile convergence within the telecom world. This network architecture based on the IETF SIP protocol was initially developed for delivering multi-media services in the 3G network by 3GPP but has been widely adopted and extended to enable fixed and mobile network convergence.
IP-PBX — A private branch exchange (telephone switching system within an enterprise) that switches calls between VoIP users on local lines while allowing all users to share a certain number of external phone lines.
IP Security (IPSec) — A security protocol from the Internet Engineering Task Force (IETF) that provides authentication and encryption over the Internet.
I-TDM — A PICMG standard optimized to transport and switch 64 Kbps low-latency communications traffic over gigabit Ethernet based packet backplanes.
Kilobits per second (Kbps) — One thousand bits per second.
Local Area Network (LAN) — A short-distanced data communications network that is contained within a building or complex. Its primary use is to link computers and peripheral devices (such as printers) and to provide individuals with access to databases and applications running on servers attached to the network. Anyone connected to the LAN can send messages to and work jointly with others on the network.
Long Term Evolution (LTE or 3GPP LTE) — LTE is the name given to a project within the 3GPP to improve the UMTS mobile phone standard to cope with future technology evolutions. Goals include improving spectral efficiency, lowering costs, improving services, making use of new spectrum and reframed spectrum opportunities, and better integration with other open standards. A characteristic of so-called “4G” networks such as LTE is that they are fundamentally based upon TCP/IP, the core protocol of the Internet, with higher level services such as voice, video, and messaging, built on top of this.
Media Gateway — A networking device that converts data from the format required for one type of network to the format required for another. The media gateway is controlled by the media gateway controller. Both are a component of a softswitch.
Megabits per second (Mbps) — One million bits per second, when used as a measurement for the speed of telecommunications, networking or local area networking.
MicroTCA — A set of standards that defines the ability to use AdvancedMC modules directly, without the need for an ATCA or custom carrier, enabling TEMs to achieve substantial reductions in size, cost and power requirements. MicroTCA is complementary to ATCA for small form-factor central office and outside plant applications like wireless base stations, WiMax radio boxes, next-generation digital loop carriers and optical network units.
Multilink PPP (MLPPP) — A bandwidth-on-demand protocol that can connect multiple links between two systems as needed to provide bandwidth on demand.

Network Elements — Equipment in the telecommunications network that provides various network functions.
OC-3/STM-1 — The American and European standards (respectively) for optical connections at 155.52 Mbps. This line speed is very common in telecommunications access networks.
OC-12/STM-4 — The American and European standards (respectively) for optical connections at 672 Mbps.
Operating System — The master control program that runs the computer. It is the first program loaded when the computer is turned on, and its main part, called the kernel, resides in memory at all times. It may be developed by the vendor of the computer it is running in or by a third party. It is an important component of the computer system because it sets the operational guidelines for all application programs that run on the system. All programs must “talk to” the operating system. Popular network operating systems today include Windows® NT, XP, 2000 and Vista and VxWorks®, Solaris™ and Linux.
Original Equipment Manufacturer (OEM) — Manufacturers who resell other companies’ products under their own name.
Packet Processing — Real time wire-speed analysis and processing of packets in the IP network.
PCI Industrial Computer Manufacturers Group (PICMG) — The technical standards governing body responsible for specifying technical requirements of specific systems architectures, including PCI, CompactPCI, cPSB, and AdvancedTCA. Standardized architectures are intended to provide a common set of rules and parameters for creating a system. The resulting benefit of such specifications is interoperability among multiple vendors for complementary systems, thereby providing alternatives to market monopolies created by proprietary system architectures.
PCI Mezzanine Card (PMC) — A low profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.
Peripheral Components Interconnect (PCI) — A printed circuit board bus standard that is currently the main general-purpose bus in many desktop computers and a majority of enterprise servers throughout the world. Telecom servers generally use the newer generation of the PCI architecture, which is CompactPCI.
Peripheral Components Interconnect—Express (PCI-e) — An I/O interconnect bus standard that expands on and doubles the data transfer rates of original PCI. PCI-e is a two-way, serial connection that carries data in packets along two pairs of point-to-point data lanes, compared to the single parallel data bus of traditional PCI that routes data at a set rate.
Peripheral Components Interconnect—Extended (PCI-x) — An extension of the original PCI design, PCI-x increases the internal bus speed from 66 MHz to 133 MHz. PCI-x supports a maximum rate of data exchange of 1.06 Gbps. This level of bandwidth is critical for servers running gigabit Ethernet, Fibre Channel and other high-speed networking applications.

Point-to-Point Protocol (PPP) — A protocol defined for direct communication links between two nodes in a network.
Public Switched Telephone Network (PSTN) — The concentration of the world’s public circuit-switched telephone networks, in much the same way that the Internet is the concentration of the world’s public IP-based packet-switched networks. Originally a network of fixed-line analog telephone systems, the PSTN is now almost entirely digital, and now includes mobile as well as fixed telephones.
Protocol — A specific set of rules, procedures or conventions relating to format and timing of data transmission between two devices in a telecommunication connection.
Radio Network Controller (RNC) — The governing element in a 3G wireless radio access network responsible for control of base stations which are connected to the controller. The RNC carries out radio resource management, some of the mobility management functions and is the point where encryption is done before user data is sent to and from the mobile device.
Router — A highly intelligent device that acts as a junction between two networks to transfer data packets among them.
Real-time Transport Protocol (RTP) — A protocol that provides end-to-end network transport functions suitable for applications transmitting real-time data, such as audio, video or simulation data, over multicast or unicast network services.
Session Initiation Protocol (SIP) — A text-based protocol developed by the IETF for initiating, modifying, and terminating an interactive session between users that involves multimedia elements such as video, voice, instant messaging, online games, and virtual reality in an IP-based packet network. In November 2000, SIP was accepted as a 3GPP signaling protocol and permanent element of the IMS architecture. SIP is one of the leading signaling protocols for VoIP.
Signaling Gateway — A gateway appliance component solely responsible for translating signaling messages (i.e., information about call establishment and teardown) between one medium (usually IP) and another (PSTN). A signaling gateway is often part of a softswitch in modern VoIP deployments.
Signaling System 7 (SS7) — The protocols used in the PSTN for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier and it also routes local calls based on the first three digits of the phone number.
Signaling Transport (SIGTRAN) — A standard defined by IETF as “an architecture framework for transport of message-based signaling protocols over IP networks.”
Softswitch (Software Switch) — A generic term for an open application program interface software used to bridge a public switched telephone network and the Internet Protocol by separating the call control functions of a phone call from the media gateway (transport layer).
T1/E1 — A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second) or 2.048 Mbps for the European E1 standard. T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances.
T3/E3/J3 — A digital transmission link equivalent to 28 T1 lines. Providing a capacity of 45 Mbps, a T3 link is capable of handling 672 voice conversations. E3 is the European equivalent and J3 is the Japanese equivalent to T3.
TCP/IP — Also known as the Internet Protocol Suite, TCP/IP is the set of communications protocols used for the Internet and other similar networks. It is named from two of the most important protocols in it; the Transmission Control Protocol (TCP) and the Internet Protocol (IP), which were the first two networking protocols defined in this standard.
Time-division multiplexing (TDM) — A type of digital or analog multiplexing in which two or more signals or bit streams are transferred apparently simultaneously as sub-channels in one communication channel, but physically are taking turns on the channel.
Telecommunications Equipment Manufacturer (TEM) — A company that manufacturers telecom equipment for sale to telecommunications carriers.
Triple Play — The delivery of voice, video and data over a single broadband connection.
User Plane — An ATM term referring to the functions which address flow control and error control. The User Plane cuts through all 4 layers of the ATM Protocol Reference Model.
VersModule-Eurocard (VME) — A mechanical and electrical bus standard developed in the late 1970s, with a backplane that runs at 80 Mbps and is most commonly used in commercial, military and industrial applications.
Voice over Internet Protocol (VoIP) — A phone call transmitted over a data network. The “Internet Protocol” is a catch-all for the protocols and technology of encoding a voice call that allow the voice call to be slotted in between data calls on a data network.
Virtual Private Network (VPN) — A highly secure network service offering used for accessing a corporate local area network, server or corporate intranet using the resources of the public Internet. VPNs are highly effective for telecommuters, traveling employees, and/or to link branches or regions, vendors, partners, affiliates, etc. to a corporate office/network.
Wide Area Network (WAN) — A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a LAN outside the building, over telephone common carrier lines to link to other LANs in remote locations, such as branch offices or at-home workers and telecommuters. WANs typically run over leased phone lines, but are increasingly also employing the Internet for VPN connectivity.
Worldwide Interoperability of Microwave Access (WiMAX) — A standard formed in June 2001 to promote conformance and interoperability of the IEEE 802.16 standard. The WiMAX Forum describes WiMAX as “a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL.”

Mission
The Company’s mission is to provide innovative, high-performance network connectivity and content management and processing solutions to the converging voice, data, and video communication segments of telecommunications, enterprise, and military/aerospace markets. Interphase will do this through innovative robust building blocks, highly integrated subsystems and innovative gateway appliances, along with engineering design and manufacturing services.
The Company’s ongoing strategy is to be a “Trusted Partner” and vendor of choice for commercial off-the-shelf (COTS) product solutions as the standards-based COTS market emerges, giving Interphase a powerful foothold within the major tier I TEMs while expanding into tier II and tier III customer sets. During 2008, Interphase continued to expand its relationship with many of the key system integration partners that supply all segments and geographic areas of the market and provide fully integrated platform solutions to customers looking for rapid time to market offerings, thus further refining the Company’s position as a key solutions provider to the top integrators in the industry.
In achieving these objectives, Interphase has reinforced its brand image as a provider of hardware, software, and service offerings in network connectivity and content management and processing. Our Company is focused on bringing to market solution offerings that take our customers from TDM network connectivity all the way to full IP-based network elements of the future. We have placed our company in the content management and processing space by laying the foundation with product solutions focused upon packet acceleration hardware and software offerings. These building block elements become the blueprint that will drive the base of differentiated content applications for the future. Interphase will move vertically along this architectural blueprint providing hardware, software and services that deliver secure differentiated content across multiple industries.
Recent Developments
In 2008, the Company delivered a mixture of custom and standard products adhering to the schedules committed to our customers based on the requests for proposal (RFP) and design win activity in previous years. This effort included the delivery of multiple AdvancedMC products for field deployment. During the year, we successfully delivered a new PCI-e low profile standards based product for intelligent T1/E1 and media processing applications. The Company also added additional configurations of our media converter gateway product which resulted in increased production deliveries of the product. We also continued to enhance our presence in the user plane segment of the market. With a comprehensive portfolio of AdvancedMC, PCI-x/PCI-e and gateway appliance products, the Company was able to obtain additional design wins in the user plane segment of the network during the year.
As the telecommunications network transitions from a circuit switched-based network to a packet, or IP switched network, securing the transmission of information transported across the IP network has become very critical. Interphase has continued to build upon its successful security product portfolio in the PMC and PCI form-factors and added multi-core technology to its group of solutions for content management and packet processing. Rounding out this new group of announcements was our first 16 core New Equipment Building System (NEBS) compliant PCI-x Cavium based packet processing card. With special attention paid to thermal design, the Company was able to fit two 16 core packet processing cards into an Intel based server built for wireless solutions of the next generation. These cards will be used for routing, traffic management, deep packet inspection, lawful intercept and many other applications in the new IP based network as well as enterprise based solutions.
General
With a high performance and high quality product portfolio, ease of integration, highly capable development, post-development support and professional services for customization and integration, Interphase has established itself as a “trusted partner” to its global TEM customer base by delivering cost-effective and expedient time-to-market solutions that enable its customers to deliver advanced communications infrastructure solutions. The following are key components of our product and service offerings which have allowed us to become the “trusted partner” to our customer base.
Professional Services
The Interphase professional services group provides us with the ability to customize and tailor the Company’s standards-based product offerings to the specific and unique needs of its customers. During 2008, the services group was engaged in providing significant software enhancements and capabilities to our building block products, expanding their utility in a broad range of applications. In addition, the services group has played a key role in the interoperability testing of Interphase products together with complementary single board computer carriers, DSP blades and AdvancedTCA and MicroTCA platforms from other industry suppliers.
Delivering advanced slot-optimization and security products for enterprise class applications
As the enterprise server market has advanced to deliver high performance computing solutions, high throughput networking adaptor and security products have become essential to deliver end application performance needs.
Advances in the PCI interconnect technology to higher speeds (PCI-x) and serial connectivity (PCI-e) has enabled server solutions to meet ever-increasing connectivity and bandwidth requirements. During 2008, Interphase completed successful delivery of four and two port low-profile gigabit Ethernet cards. These cards can fit in the smaller slots on servers allowing more space for higher density solutions for our customers. Rounding out this exciting group of announcements was our first multi-core PCI-x Cavium based packet processing cards. These offerings enhance the Company’s overall portfolio of products aimed at the new IP based networks and enterprise solutions.
Delivering a comprehensive environment-friendly product portfolio
Interphase continued its push to deliver environment-friendly products to the marketplace. During 2008, all new products delivered were compatible with Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), the European directive, and we have enabled our customers across our broad portfolio to deliver environment-friendly products.
Delivering superior customer service
Throughout the Company’s more than 30-year history, Interphase has established strong relationships with top-tier global suppliers of enterprise computer and telecommunications equipment. With a vertically integrated account perspective, Interphase provides flexibility, timely response and other customized account service features. Further, the Company’s technical support is staffed by subject-matter experts for both telecom and enterprise products, allowing Interphase to deliver superior pre- and post-sales support and services.
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
Interphase has recognized this trend and focused its sales and marketing efforts to establish strategic relationships with many of the component and systems integration vendors in the industry supply chain. The benefits of these alliances include exposure to new customer opportunities, additional higher value-add opportunities at existing customers and the increased ability to win competitive bids by emerging as the “network connectivity supplier of choice” to all bidding parties. These relationships also provide Interphase the opportunity to leverage joint marketing efforts to increase market exposure in areas such as industry trade events, seminars, whitepapers, and subject matter expert articles. However one of the key strategic advantages of these alliances is the ability to expand into markets both horizontally and vertically. With many of our partners focused on military/aerospace, VoIP, and media markets, they provide the bundling of our products into their overall solutions that are sold not only to tier I customers but packaged to reach the tier II and III markets that require platforms or appliances.
During 2008, the Company solidified several new system integrator strategic relationships to help us expand an additional channel for delivery of our products, thus extending our market reach and opportunity. In addition to our traditional I/O products we have also been very active in promoting our packet accelerator product portfolio as a key complementary product offering that enhances the overall solution offering across a broad range of IP packet services applications.
Enhancing operational efficiencies
One of the key motivations for an industry to move to standards-based products is the ability to reduce overall system costs and re-use these products across multiple applications to maximize flexibility. The move to AdvancedTCA standards in the telecommunications industry is driven by the same needs for cost reduction and supply chain optimization. The emergence of low-cost Asian product manufacturers has increased the competitive landscape and the need for highly cost-effective solutions in the marketplace. For Interphase, these trends are expected to result in downward pressure on our product profit margins and will, in turn, dictate the need for the Company to increase product delivery and manufacturing efficiencies.

Products
Interphase offers a large portfolio of products bundled with optimized software packages to address applications in the telecommunications, enterprise, and military networking markets within its one reporting business segment (Converged Communication Network). These products span multiple form factors including PCI, PCI-x, PCI-e, PMC, cPCI, cPSB, AdvancedTCA and AdvancedMC. Within the Converged Communication Network business segment Interphase offers two product groups: Broadband Telecom products and Enterprise products. Broadband Telecom products revenue accounted for 89%, 85% and 79% of total revenue in 2008, 2007 and 2006, respectively.
Broadband Telecom Products
Integrated Communications Controllers
The integrated communications controller product family is designed to enable different types of physical connections within the telecommunications network. These products fall into the subcategories of T1/E1/J1 controllers and high-density interface controllers.
T1/E1/J1 Controllers
This flagship product line consists of multiple solutions designed to support prevalent physical connections in the network. These products typically support the T1 North American format, the E1 European format (adopted by many other countries worldwide, including in Asia and Australia) and the J1 format (and derived formats) used in Japan. All of these products are offered together with the field-proven Interphase iWare® Software Development Suite. Key products include:
iSPAN 4538 — a PMC with two T1/E1/J1 interfaces on the front faceplate and a 10/100 Ethernet port
iSPAN 4539/4539F — a PMC with four T1/E1/J1 interfaces via front or rear access, and a 10/100 Ethernet interface on the front
iSPAN 5539F — a PCI card with four T1/E1/J1 interfaces for use in server systems
iSPAN 5539 — a native PCI card with four T1/E1/J1 interfaces for use in server systems
iSPAN 3639 — an AdvancedMC with four or eight T1/E1/J1 interfaces via front and rear access with support for both signaling and media termination
iSPAN 5639 — a PCI-e four or eight port T1/E1/J1 interface card for use in server systems with PCI-e host connectivity
iSPAN 5639E — a PCI-e four or eight port T1/E1/J1 interface card for use in server systems with PCI-e host connectivity providing the addition of echo cancellation to the card

iSPAN 5639L — a PCI-e four port T1/E1/J1 interface card for use in server systems with PCI-e host connectivity but requiring installation in a low profile slot
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
iSPAN 4532 — an intelligent, high-performance single port OC-3/STM-1 ATM PMC with a 10/100 Ethernet interface. This product is offered with the field-proven Interphase iWare® Software Development Suite.
iSPAN 4532Q — four port OC-3/STM-1 passive PMCs with support for a variety of fiber optic connection types
iSPAN 4533P — a single port OC-12/STM-4 passive interface PCM with support for a variety of fiber optic connection types
iSPAN 3650 — an AdvancedMC with four port OC-3/STM-1 or single port OC-12 along with interworking capability and support for a variety of fiber optic connection types
Key network elements and applications enabled include:
•	Radio Network Controller (RNC)

•	Mobile Switching Center (MSC)

•	DSL Access Multiplexers

•	Cable Modem Termination System (CMTS)

ATM Network Interface Cards
ATM network interface cards are used in many broadband networking elements for processing information transported on ATM networks. Key products include:
iSPAN 4575/4576 — a single or dual-port OC-3/STM-1 PMC for ATM processing
iSPAN 5575/5576 PCI ATM Communications Interface Card — a single or dual-port OC-3/STM-1 PCI card for ATM processing
iSPAN 3676 AdvancedMC ATM communications Interface Card — an OC-3/STM-1 single or dual-port card for ATM processing
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
iNAV® 9200 Broadband Access Gateway — an advanced, price/performance-maximized solution for applications requiring the translation of IP to/from ATM
iNAV® 921x Media Converter — provides seamless media conversion from legacy TDM streams over T1/E1s to RTP streams for delivery over the IP network, with support for up to 16 T1/E1 ports and two gigabit Ethernet ports for IP connectivity
Security Acceleration Cards — Telecom
The Interphase security product portfolio provides encryption and decryption capabilities enabling customers to securely operate enterprise or telecommunications networks. The key telecom related product:
45NS — a PMC designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
Key network elements and applications enabled include:
•	Firewall and VPN solutions

•	On Line Transaction Processing (OLTP)

•	Network Management solutions

Content Management and Packet Acceleration Cards
Interphase offers a broad portfolio of multi-port gigabit Ethernet Cavium based multi-core packet processor based solutions that provide enhanced traffic management, security, routing, deep packet inspection and many other capabilities for a variety of telecommunications and enterprise networking solutions. Key products include:
iSPAN® 55CA PCI-x™ — Quad SFP Gigabit Ethernet Packet Processor based on the Cavium Octeon Plus high-performance multi-core processor architecture
iSPAN® 55MC8 PCI-x™ — Quad SFP Gigabit Ethernet Packet Processor based on the Cavium Octeon Plus high-performance multi-core processor architecture and support for a variety of fiber optic connection types
iSPAN® 36CA — AdvancedMC with 4 port Gigabit Ethernet Packet Processor based on the Cavium Octeon Plus high-performance multi-core processor architecture
iSPAN® 36MC1 — AdvancedMC with 4 port Gigabit Ethernet Packet Processor based on the Cavium 56XX multi-core processor architecture (in development)
iSPAN® 36MC2 — AdvancedMC Packet Processor with Dual 10 Gigabit Ethernet ports based on the Cavium 56XX multi-core processor architecture (in development)
In 2008, to enhance this line of products and help reduce the development time of customers providing new IP based network applications, Interphase entered into a strategic software relationship with 6WIND to jointly develop three extensions to the 6WINDGate™ software suites: SIP, SIP to RTP, and GTP-U. These software offerings from Interphase provide customers migrating to IP based networks with off the shelf application solution modules incorporated into the 6WINDGate™ software that enhance the processing level of multi-core based hardware platforms and provide the protocols needed for today’s IP based networks.
Key network elements and applications enabled include:
•	Radio Network Controller (RNC)

•	Packet Access Gateway in 4G wireless networks

•	ASN Gateway and BSCs in WiMax networks

•	GGSN in Wideband CDMA networks

•	Wireless LAN Access Concentrators

•	Content Processing Appliances

•	Security Appliances

Enterprise Products
Gigabit Ethernet Network Interface Cards
Interphase offers a broad portfolio of multi-port gigabit Ethernet solutions that provide enhanced Ethernet connectivity for a variety of telecommunications and enterprise networking solutions. Key products include:
454G SlotOptimizer™ — a quad-port PMC Ethernet card for high-density Ethernet connectivity
364G SlotOptimizer™ — a quad-port AdvancedMC Ethernet card for high-density Ethernet connectivity
554GB SlotOptimizer — a quad-port PCI Ethernet card with PCI-x for high-density Ethernet connectivity
564GB SlotOptimizer — a quad-port PCI-e Ethernet card for high-density Ethernet connections
564GL SlotOptimizer — a quad-port Low Profile PCI-e Ethernet card for high-density Ethernet connections
562GL SlotOptimizer — a dual-port PCI-e Ethernet card for high-density Ethernet connections
Key network elements and applications enabled include:
•	High performance computing servers for engineering applications

•	Serving GPRS Service Node (SGSN)

•	Softswitches
Security Acceleration Cards — Enterprise
The Interphase security product portfolio provides encryption and decryption capabilities enabling customers to securely operate enterprise or telecommunications networks. Key enterprise products include:
5585 — PCI card based on the Hifn 8155 security processor designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
5556 — low-end PCI card based on the Hifn 7956 security co-processor designed to accelerate multiple security protocols, including IPSec, for use in encryption and decryption of information
566GS — PCI card based on the Hifn 8155 security processor with support for six gigabit Ethernet ports on the front panel designed for VPN and security appliances

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
Of the major market trends, perhaps the most prominent is the move from circuit switched-based networks to IP/Ethernet packet-based networks. This move has a profound impact on the telecom markets served by Interphase. The industry’s embrace of IP/Ethernet-based networks is primarily fueled by the following factors:
•	Ethernet-based IP networks offer an inexpensive, ubiquitous broadband packet-based delivery approach for carriers. The simplicity of IP-based networks are expected to shorten the period of new service deployment and time to revenue.

•	The second promise of this network architecture is greatly reduced cost of purchasing, provisioning and maintaining their networks.

•	Another significant trend in the COTS market is the move to AdvancedTCA platforms. Sponsored primarily by Intel, a number of AdvancedTCA suppliers have emerged to address the ever-growing needs of TEMs. TEMs have been reducing their internal development infrastructure over the past several years and are now more dependent on outsourced solutions to meet their product development needs.

•	With the transition to the packet infrastructure modules that provide multi-gigabit Ethernet and 10 gigabit Ethernet line rate switching, processing and classification of packet data are becoming very important for a wide range of applications including secure data transport, micro-billing and high speed multi-media content delivery.
Interphase is focused on developing high performance, highly reliable products and solutions allowing rapid time to market for network based solutions in LTE, Femtocell, WiFi, WiMAX, and many other network expanding and enhancing architectures. We support multiple platform architectures based on AdvancedTCA, AdvancedMC, MicroTCA, PCI-x and PCI-e standards, along with custom appliances, that enable our customers to deliver cost-effective and expedient time-to-market solutions that address the above market trends.
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
During 2008, we began delivering products that would position us as an IP “packet processing” leader. In order to further propel our position in the market and increase our revenue opportunities, we have expanded our product portfolio to address native IP network application requirements of high performance line rate deep packet inspection and packet processing. The Interphase product portfolio of AdvancedMC and PCI adaptor products are well suited for use in AdvancedTCA, MicroTCA, rack-mount server and blade server platform products that are being used to deliver IP based broadband services. These products are based on the industry leading Cavium Octeon Plus® processor family that delivers high performance packet processing within the constraints of the module form-factors. The Octeon processors include co-processor and accelerator technology for many of the packet processing functions required in a network element. These functions include line rate encryption and decryption and compression and decompression of packets, high speed pattern matching on packet header content to help process application level protocols and deep packet inspection to deliver quality of service prioritization of packets, anti-virus and intrusion detection services. Interphase is also engaged in the delivery of a broad portfolio of software modules to enable acceleration of product development and time to market for our customers.
This new line of products enable line rate secure packet processing, packet inspection, classification, and Quality of Service (QoS) support. Interphase plans to deliver a comprehensive suite of software modules integrated together with the hardware offering to meet the high performance packet processing requirements in next generation networks.
AdvancedTCA,MicroTCA and AdvancedMC
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
MicroTCA standards define a smaller platform that uses the same AdvancedMC building blocks as AdvancedTCA. MicroTCA can be used to deliver complete network elements such as base stations, NodeB and, DSL access multiplexers, WiMAX base stations and IP-PBXs.

During 2008, Interphase completed successful general market availability delivery of multiple products in its AdvancedMC portfolio. These products have already been delivered to key customers for lab use and system integration activity and are now rolling out in volume. The Interphase AdvancedTCA and AdvancedMC product portfolio includes:
iSPAN 3639 — an AdvancedMC with four or eight T1/E1/J1 interfaces via front and rear access with support for both signaling and media termination
364G — an AdvancedMC with four Gigabit Ethernet interfaces
3602 — an AdvancedMC with two Gigabit Ethernet interfaces
iSPAN 3650 — an AdvancedMC with four OC-3/STM-1 unchannelized interfaces via front and rear access for termination of ATM packets and interworking to IP
iSPAN 36CA — an AdvancedMC with four gigabit ethernet interfaces via front access for high performance line rate packet processing and packet switching solutions
iNAV 31K — an AdvancedTCA carrier with support for up to four mid-size or full size AdvancedMCs with 10 Gigabit fabric interface support for the integration and delivery of high-capacity and high performance subsystem solutions
iNAV 74PF — a quad processor dual-core Freescale 8641D based processor blade for high performance embedded packet and control processing
All of the AdvancedMC solutions are also usable in both AdvancedTCA applications as well as MicroTCA based platform architectures being adopted for network edge and access solutions. Interphase continues to see significant adoption of the MicroTCA platform architecture for a wide variety of telecommunications applications as well as in adjacent embedded markets such as the military segment for defense related networking applications.
Beyond AdvancedTCA and MicroTCA, AdvancedMC solutions are also attracting the attention of TEM customers as a valuable building block of the latest technology in their proprietary platforms. Some of the TEMs are looking at adding AdvancedMC carrier blades to their proprietary systems enabling them to reuse the AdvancedMC technology available in the market and refresh/upgrade the functionality of these proprietary systems. Interphase, with its broad AdvancedMC product portfolio, is well positioned to take advantage of these opportunities. In addition, blade server vendors are also introducing AdvancedMC carriers in their telecommunications blade server platforms to take advantage of the diverse I/O processing capabilities offered by the AdvancedMC form-factor. Interphase is working closely with these blade server manufacturers to ensure interoperability and integration of its AdvancedMCs to offer customers additional choices as they decide on the specific platform form-factor for the end network applications.
Cost Reduction Services
Another major trend in the worldwide communications infrastructure market is the increased business in the emerging markets for the delivery of basic communications and wireless services. These markets tend to be very cost sensitive and very competitive. Many of the TEMs are re-purposing their existing legacy platform infrastructure to address these markets with cost reduction initiatives that help reduce their overall solution cost while extending the lifespan of the products. During 2007 and 2008, Interphase successfully completed important cost reduction developments for some of it’s key customers; delivering a high quality product in a very short time span and began volume rollout. The Company continued to increase the amount of cost reduction services and expanded this into engineering and manufacturing services offerings adding several new contracts to its client list. Interphase will seek to leverage its broad technology experience and expertise to support its customers in similar cost-reduction and services projects going forward.
PCI Rack Mounted Server Solutions
Telecommunications grade rack mount server and blade server solutions from server manufacturers such as IBM, Sun and HP continue to be an important platform of choice for delivery of operation, administration, management and provisioning applications as well as for network elements needing large databases and storage. The Company is therefore also engaged in delivering PCI/PCI-e based modules that take advantage of the equivalent AdvancedMC module designs to meet the I/O needs of these platforms. Key products were made available in the first two quarters of 2008 and included the iSPAN 5639 4/8 port T1/E1/J1 communications controller module as well as the iSPAN 5639E 4/8 port T1/E1/J1 media interface module and the iSPAN 55CA Quad gigabit Ethernet Packet Accelerator Module. These products along with the addition of the 5639L, a new low profile version of our four port T1E1J1 controller, created a robust portfolio of solutions for rack mounted and standalone servers.
Appliance Solutions
Interphase continues to expand and innovate with its appliance solutions, by delivering easy to use and easy to manage devices that address key transition requirements in the network infrastructure. The iNAV 9200 broadband access gateway solution was deployed successfully during 2006 for the delivery of ATM to IP interworking in a number of broadband access applications.
During 2008, Interphase also completed the delivery of its iNAV 921x Media Converter appliance based on the iNAV 9200 platform for media interworking between TDM and IP media streams and began shipping this product in volume. The 921x Media Converter appliance provides up to 16 T1/E1 ports and two Gigabit Ethernet ports for TDM media stream termination and processing for conversion and transmission to an IP network. In addition, Interphase is exploring additional opportunities that enable us to deliver subsystem solutions for target interworking and networking applications, with the broad portfolio of AdvancedMCs integrated on the Interphase AdvancedTCA carrier blade.
Enterprise Networking Initiatives
In the enterprise networking market, Interphase has focused on delivery of specialized SlotOptimizer solutions for servers used in high performance computing, scientific lab environments and advanced enterprise applications. During 2007 and 2008, the Company completed successful integration of its security line of PCI products into a key tier I VPN and firewall appliance and added an additional SlotOptimizer card supporting up to six gigabit Ethernet ports together with an onboard security co-processor solution. The Company expects to begin shipping this product in 2009.

Industry Standards Participation
Throughout its history, Interphase has been active in the formulation of industry standards by participating in groups such as PICMG and in the AdvancedTCA subcommittee, to actively work with other key industry participants to help drive the standardization of telecom solutions. In addition, Interphase has been an active participant in interoperability events to ensure that the Company’s products are standards-compliant as well as fully interoperable with the ATCA carrier board solutions from other vendors to ensure ease of integration for its customers.
During the year, Interphase was an active participant in the SCOPE alliance and Communications Platform Trade Association (CP-TA) standards activities. SCOPE is an industry alliance committed to accelerating the deployment of carrier grade base platforms for service provider applications. Its mission is to help, enable and promote the availability of open carrier grade base platforms based on COTS hardware/software and free open source software (FOSS) building blocks, and to promote interoperability to better serve service providers and consumers. All the major TEMs are sponsor members of the SCOPE alliance organization. The CP-TA is an association of communications platform and building block providers dedicated to accelerate the adoption of PICMG governed, open specification based communications platforms through interoperability certification. With industry collaboration, the CP-TA plans to drive a mainstream market for open industry standards based communications platforms by certifying interoperable building blocks.
Investment in New Product Development
The Company invests significant resources in the research and development of new products within the Converged Communication Network product area. Total research and development expense for the years ended 2008, 2007 and 2006 was $9.2 million, $10.2 million and $8.2 million, respectively.
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
During 2008, the Company solidified its customer base with products delivered or under design-win consideration at each of the major tier I TEMs. In addition, with its strategic alliances with the system integrators, Interphase has been able to expand its customer footprint across the globe enabling us to diversify our revenue and customer base beyond what was accomplished in 2007.
During 2008, sales to Nokia-Siemens Networks, Alcatel-Lucent and Emerson were $6.0 million or 23%, $5.6 million or 21% and $3.1 million or 12% of the Company’s consolidated revenues, respectively. During 2007, sales to Alcatel-Lucent and Emerson (formerly Motorola ECC) accounted for $9.5 million or 31% and $5.1 million or 17%, of the Company’s consolidated revenues, respectively. During 2006, sales to Alcatel-Lucent, Emerson (formerly Motorola ECC) and Hewlett Packard accounted for $11.3 million or 34%, $7.5 million or 22% and $3.4 million or 10% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

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
The Company uses internally designed products utilizing application specific integrated circuits (ASIC), on some of its products, as well as standard off-the-shelf items, some of which are sole-sourced. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relations with its vendors.
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
Employees
At December 31, 2008, the Company had 124 full-time employees, of which 39 were engaged in manufacturing and quality assurance, 41 in research and development, 22 in sales, sales support, customer service and marketing and 22 in general management and administration.
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
Competition
The Company’s competition includes vendors specifically dedicated to the telecommunication and enterprise I/O product markets. In the case of specific product offerings, Interphase may also face competition from the in-house design teams at the TEMs. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share. Our products and services compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, customer support skills, ease of integration, time-to-market delivery capabilities and compliance with industry standards. Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize additional off-the-shelf products for their product design.
Item 1A. Risk Factors.
The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.
The global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors, or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current and potential future disruptions in the credit and financial markets and adverse global economic conditions. There can be no assurance that if the current uncertain economic conditions continue that it will not have a material adverse effect on our operating results, financial condition and cash flows.
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
The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. Future revenue will depend upon our ability to anticipate technological change and to develop and introduce enhanced products of our own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design-in of one of our products to actual production is 18 to 30 months. This timing has varied significantly during times of mergers, economic instability, and technology changes affecting platform architectures. Our inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products could have a material adverse effect on our operating results, financial condition and cash flows.

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
A design win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning approximately 18 to 30 months after the design win occurs. A variety of risks such as schedule delays, customer consolidations, cancellations of programs and changes in customer markets can delay or prevent the design win from reaching the production phase. The customer’s failure to bring their product to the production phase could have an adverse effect on our operating results, financial condition and cash flows.
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
Certain components used in our products, such as application specific integrated circuits (ASIC), are currently available from one or a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available with acceptable prices and terms. Inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect gross margins, either of which could have a material adverse effect on operating results, financial condition and cash flows.
We are dependent on one manufacturing facility and if there is an interruption in production we may not be able to deliver products on a timely basis.
We manufacture our products at our Carrollton, Texas facility, and have established alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. Even though we have been successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain their services at the same costs that we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to mitigate the effect of an interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.
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
In 2008, we derived approximately 67% of our revenues from sales outside of North America. Economic and political conditions in some of these markets as well as different legal, tax, accounting and other regulatory requirements may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations (See Item 7A — Foreign Currency Risk).
We may require additional working capital to fund operations and expand our business.
We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:
•	fund research and development of new products beyond what is expected in 2009;

•	expand product and service offerings beyond what is contemplated in 2009 if unforeseen opportunities arise;

•	take advantage of potential acquisition opportunities in the current economic environment;

•	invest in businesses and technologies that complement our current operations; or

•	respond to unforeseen competitive pressures.
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
We have incurred significant losses.
We posted a net loss of approximately $3.0 million and $1.2 million, for the years ended December 31, 2008 and 2007 respectively. In order to achieve profitability consistently, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, then the market price of our common stock will likely be negatively impacted.
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
2009 is expected to be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
For the years ending December 31, 2008 and 2007, management completed its assessments of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). The year ending December 31, 2009, is expected to be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404. As a result of the ongoing interpretation of new guidance issued by the standards-setting community and the audit testing yet to be completed, our internal controls over financial reporting may include one or more unidentified material weaknesses, which would result in us receiving an adverse opinion on internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures internal and external responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s executive offices are located in a 22,000-square foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square foot leased facility in Carrollton, Texas. The executive offices lease extends through February 2014 and the manufacturing and operations center lease extends through March 2014. The Company also leases a 9,000-square foot facility in Chaville, France (near Paris) that primarily supports an engineering team. The Chaville, France lease extends through June 2011. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, computer equipment and fixtures.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since January 1984, shares of the Company’s common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2007 and 2008 as reported by the NASDAQ Global Market.

2007	High	Low
First Quarter	11.85	8.20
Second Quarter	13.66	8.91
Third Quarter	12.52	8.99
Fourth Quarter	12.43	9.27

2008	High	Low
First Quarter	9.93	4.52
Second Quarter	4.90	3.20
Third Quarter	3.45	2.80
Fourth Quarter	2.99	1.59
The Company had approximately 1,900 beneficial owners of its common stock, of which 99 were of record as of March 13, 2009.
The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Number of securities in
thousands remaining
available for future
	Number of securities in		issuance under equity
	thousands to be issued	Weighted-average	compensation plan
	upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,634	$9.65	1,314
Equity Compensation plans not approved by security holders	—	—	—

Total	1,634	$9.65	1,314

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

Stock Performance Graph
The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2008, 2007, 2006, 2005 and 2004 with the cumulative total return of the NASDAQ composite index and the DJ Wilshire Telecommunications Equipment Index. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2003 in the Common Stock of the Company and in each of the foregoing indices and assumes reinvestment of dividends.
Cumulative Return

	12/03	12/04	12/05	12/06	12/07	12/08

Interphase Corporation	100	65	34	64	80	13
NASDAQ Composite	100	110	113	127	138	80
DJ Wilshire Telecommunications Equipment Index	100	104	105	121	125	73
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Interphase Corporation, The NASDAQ Composite Index
And The DJ Wilshire Telecommunications Equipment Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 Dow Jones & Co. All rights reserved.

Item 6. Selected Consolidated Financial Data.
The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations at or for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, and the notes thereto appearing elsewhere herein, as applicable.
It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes, for the years ended December 31, 2008, 2007, and 2006.
Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006	2005	2004

Revenues	$26,231	$30,780	$33,403	$30,852	$35,015

Gross margin	14,031	17,591	18,126	16,097	19,171

Research and development	9,198	10,216	8,226	7,974	8,033
Sales and marketing	5,237	5,614	5,405	6,310	6,107
General and administrative	4,100	4,692	3,926	3,531	3,675
Restructuring charge	403	—	—	600	—

(Loss) income from operations	(4,907)	(2,931)	569	(2,318)	1,356
Other income, net	618	1,128	1,112	237	240

(Loss) income before income tax	(4,289)	(1,803)	1,681	(2,081)	1,596
Income tax (benefit) provision	(1,263)	(609)	(405)	218	(122)

Net (loss) income	$(3,026)	$(1,194)	$2,086	$(2,299)	$1,718

Net (loss) income per share
Basic EPS	$(0.48)	$(0.19)	$0.36	$(0.40)	$0.30
Diluted EPS	$(0.48)	$(0.19)	$0.33	$(0.40)	$0.27
Weighted average common shares	6,320	6,161	5,854	5,758	5,719
Weighted average common and dilutive shares	6,320	6,161	6,254	5,758	6,312
Balance Sheet Data:
(In thousands)

	December 31,
	2008	2007	2006	2005	2004

Working capital	$25,301	$27,030	$26,604	$24,554	$26,450
Total assets	31,248	36,180	34,062	29,194	32,098
Total liabilities	6,962	8,918	8,262	6,696	7,310
Shareholders’ equity	$24,286	$27,262	$25,800	$22,498	$24,788

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, effects of the ongoing crisis in global credit and financial markets, our reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
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
Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value and management is required to estimate the collectability of the

Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management. This reserve is also partially determined by using percentages applied to certain aged receivable categories based on historical results and is reevaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts.
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
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such determination is made in accordance with the applicable Generally Accepted Accounting Principles in the United States (“GAAP”) requirements associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. All impairments are recognized in operating results when a permanent reduction in value occurs.
Fair Value of Financial Instruments: Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation.”

Tax Assessments: The Company is periodically engaged in various tax audits by federal, state and foreign governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings, if applicable.
Income Taxes: The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of SFAS No. 109, “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes within financial statements. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%
Cost of sales	46.5%	42.8%	45.7%

Gross margin	53.5%	57.2%	54.3%

Research and development	35.1%	33.2%	24.6%
Sales and marketing	20.0%	18.2%	16.2%
General and administrative	15.6%	15.2%	11.8%
Restructuring charge	1.5%	—	—

(Loss) income from operations	(18.7)%	(9.5)%	1.7%

Interest income, net	2.0%	2.5%	1.9%
Other income, net	0.4%	1.2%	1.4%

(Loss) income before income tax	(16.3)%	(5.9)%	5.0%
Income tax benefit	(4.8)%	(2.0)%	(1.2)%

Net (loss) income	(11.5)%	(3.9)%	6.2%

OVERVIEW
2008 was a year of considerable challenge for Interphase. A slowdown in all of the major economies throughout the world has stagnated deployments of telecommunications equipment and services, and this has led to a commensurate slowdown in our business activity in supplying the large tier I TEMs. The product demand picture in 2008 was very difficult to predict and the telecommunications industry as a whole has struggled. We have worked very hard to manage our resources and working capital in an effort to maintain a strong balance sheet for these uncertain times. We reduced spending early in the year in an effort to conserve cash as the market picture grew dimmer, and reallocated resources toward high value opportunities throughout the year. As we look to 2009, we have a number of new revenue generating design wins which we believe will bolster our revenues in the relatively near term.
RESULTS OF OPERATIONS
Revenues: Total revenues for the years ended December 31, 2008, 2007 and 2006 were $26.2 million, $30.8 million and $33.4 million, respectively. Revenues decreased by 15% in 2008 compared to 2007. This decrease was primarily attributable to our broadband telecom revenues which decreased by 11% to $23.2 million in 2008 from $26.1 million in 2007. The global economic slowdown had an impact on our customers and resulted in a significant telecommunications market slowdown. In addition, as expected our enterprise product line revenues decreased by 74% to $867,000 for 2008 compared to $3.4 million in 2007. All other revenues, composed primarily of professional services, cancellation charges and storage products increased 60% to $2.1 million in 2008 compared to $1.3 million in 2007. We had a one-time cancellation fee of $973,000 included in other revenue during 2008 for unique customer requirements for product development work that was discontinued. There were no similar fees earned in 2007.
Revenues decreased by 8% in 2007 compared to 2006. This decrease was primarily attributable to our enterprise product revenues. As expected, enterprise product revenues decreased approximately 29% to $3.4 million in 2007 from $4.7 million in 2006. In addition to our enterprise product revenue decrease, broadband telecom revenues decreased by approximately 2% to $26.1 million in 2007 from $26.5 million in 2006 primarily as a result of the significant reduction in revenues experienced in the first quarter of 2007 due to the general telecommunications market slowdown, which included the impact of the merger activity experienced in the businesses of our top tier I customers. All other revenues, composed primarily of storage products, professional services, project cancellation charges and raw material sales, decreased by approximately 38% to $1.3 million for the year ended December 31, 2007 compared to $2.2 million for the year ended December 31, 2006. Included in all other revenues for the year ended December 31, 2006 was approximately $400,000 of raw material parts sold at cost, which reduced our exposure to potential excess and obsolete inventory charges and approximately $600,000 of project cancellation charges, neither of which occurred in 2007.
Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006 was 53%, 57% and 54%, respectively. The decrease in gross margin percentage in 2008 compared to 2007 is primarily driven by product mix as we saw an increase in purchases of our lower margin products within our broadband telecom product portfolio. Also, contributing to the decrease in our gross margin percentage was a decrease in factory utilization in 2008 compared to 2007. The negative factors to our gross margin were partially offset by a reduction in excess and obsolete inventory charges, as we recorded $200,000 in excess and obsolete inventory charges for the year ended December 31, 2008 compared to $300,000 for the year ended December 31, 2007. Approximately 75% of the 2008 excess and obsolete inventory charges was the result of stranded inventory related to a future project, cancelled by Nortel Networks in connection with their reorganization under Chapter 11 in late January 2009. We believe that pricing pressures in the industry may continue to dampen our gross margin percentage in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
The increase in gross margin percentage in 2007 compared to 2006 is primarily driven by product mix as our higher margin broadband telecom products accounted for approximately 85% of our revenue compared to 79% in the preceding year. We recorded $300,000 in excess and obsolete inventory charges for the year ended December 31, 2007 compared to $500,000 for the year ended December 31, 2006. The $200,000 reduction in excess and obsolete inventory charges was partially offset by reduced plant utilization.
Research and Development: Our investment in the development of new products through research and development was $9.2 million, $10.2 million and $8.2 million in 2008, 2007 and 2006, respectively. As a percentage of revenue, research and development expenses were 35%, 33% and 25% for 2008, 2007 and 2006, respectively. Research and development expenses decreased in 2008 compared to 2007 by approximately $1.0 million. The decrease in research and development expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 8 in the Notes to the Consolidated Financial Statements for more information). The reduced headcount and facility expense resulted in a decrease in research and development expense of approximately $769,000. In addition, we reduced our project related headcount expense by approximately $535,000 in 2008 compared to 2007. These two factors were partially offset by the impact that the Euro to Dollar exchange rate had on research and development expense. Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Euro was stronger against the Dollar in 2008 compared to 2007. This exchange rate fluctuation resulted in an increase to research and development expense of approximately $345,000. We anticipate that spending on research and development will begin to level in the near future as a result of the restructuring plan we undertook in the first quarter of 2008, subject to fluctuations in currency exchange rates. We will continue to take steps, when appropriate to attempt to mitigate the impact of currency exposure by strategically acquiring foreign exchange contracts to purchase a fixed amount of Euros on a specific date in the future at a predetermined rate established by contract (see Item 7A — Foreign Currency Risk). In addition to our foreign exchange contracts, our total cost of performing research and development activities in France is reduced by the effect of a 30% research and development tax credit offered by the French tax administration. See Note 7 in the Notes to the Consolidated Financial Statements for more information. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.
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

Sales and Marketing: Sales and marketing expenses were $5.2 million, $5.6 million and $5.4 million in 2008, 2007 and 2006, respectively. As a percentage of revenue, sales and marketing expenses were 20%, 18% and 16% for 2008, 2007 and 2006, respectively. Sales and marketing expenses decreased approximately $400,000 in 2008 compared to 2007. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 8 in the Notes to the Consolidated Financial Statements for more information). The reduced headcount expense resulted in a decrease in sales and marketing expense of approximately $385,000. Additionally, we saw a decrease in variable sales compensation of approximately $95,000 due to the decrease in revenue in 2008 compared to 2007. The reductions were partially offset by approximately $125,000 as a result of the stronger Euro against the Dollar in 2008 compared to 2007. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expenses.
Sales and marketing expenses were relatively flat in 2007 compared to 2006. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing while sales and marketing costs increased slightly.
General and Administrative: General and administrative expenses were $4.1 million, $4.7 million and $3.9 million in 2008, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expenses were 16%, 15% and 12% in the years ended December 31, 2008, 2007 and 2006, respectively. General and administrative expenses decreased approximately $600,000 in 2008 compared to 2007. The decrease in general and administrative expenses is primarily due to the reduction in utilization of outside consulting, legal and accounting services of approximately $330,000. In addition, the organizational changes related to our French subsidiary, which were completed in 2007, resulted in reduced expenses of approximately $250,000 in 2008. The increase in general and administrative expenses as a percentage of total revenues is due to revenue decreasing at a higher rate than general and administrative expenses.
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
Restructuring Charge: On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the restructuring program was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the restructuring plan, we reduced our workforce by 14 employees. As a result of the restructuring program, we recorded a restructuring charge of $403,000, classified as an operating expense in 2008 (See Note 8 of the accompanying Notes to the Consolidated Financial Statements for more information). There were no such activities in 2007 or 2006.

Interest Income, Net: Interest income, net of interest expense, was $526,000, $764,000 and $637,000 in 2008, 2007 and 2006, respectively. The decrease in interest income, net of interest expense in 2008 compared to 2007 is primarily due to a lower average investment balance in 2008 when compared to 2007. In addition, we experienced lower investment rates of return in 2008 compared to 2007. The increase in interest income, net of interest expense in 2007 compared to 2006 is primarily due to an increase in the investment rates of return in 2007 compared to 2006.
Other Income, Net: Other income, net was $92,000, $364,000 and $475,000 in 2008, 2007 and 2006, respectively. Other income, net in 2008, 2007 and in 2006 is primarily due to the change in market value of our foreign exchange derivative financial instruments which resulted in a gain of approximately $130,000, $346,000 and $442,000 for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 5 of the accompanying Notes to the Consolidated Financial Statements for more information regarding our derivative financial instruments.
Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2008, 2007, and 2006. The effective income tax benefit rate for 2008 was 29%. This income tax benefit was primarily due to a research and development tax credit earned by our operations in France that increased for 2008 to 30% from the previous rate of 10% used for 2007. During 2008, the benefit from the research and development tax credit was partially offset by tax expense related to income generated in France due to the impact of foreign currency fluctuations.
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
Net (Loss) Income: We reported a net loss of approximately $3.0 million and $1.2 million for the twelve months ended December 31, 2008 and 2007, respectively. We reported net income of approximately $2.1 million for the twelve months ended December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased by $999,000 for the year ended December 31, 2008. Cash and cash equivalents decreased $2.7 million for the year ended December 31, 2007. Cash and cash equivalents increased $5.9 million for the year ended December 31, 2006.
Operating Activities: Trends in cash flows from operating activities for 2008, 2007 and 2006, are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $805,000 for the year ended December 31, 2008, compared to a net loss of $3.0 million. Cash used in operating activities totaled $2.5 million for the year ended December 31, 2007, compared to a net loss of $1.2 million. Cash provided by operating activities totaled $4.6 million for the year ended December 31, 2006, compared to net income of $2.1 million. Provisions for uncollectible accounts and returns decreased during 2008 as we experienced strong collection efforts throughout the year and improved returns experience. Provisions for uncollectible accounts and returns increased during 2007 due to a shift in our customer base requiring longer payment terms, which resulted in additional requirements for a reserve against potential uncollectible accounts. Provision for excess and obsolete inventories decreased by $100,000 for 2008 compared to 2007. Provision for excess and obsolete inventories decreased by $200,000 for 2007 compared to 2006. Depreciation and amortization decreased by approximately $48,000 in 2008, primarily related to portions of our manufacturing line equipment becoming fully depreciated during the year. Depreciation and amortization increased by approximately $220,000 in 2007 primarily due to the increased depreciation related to a new Enterprise Performance Management system. Amortization of restricted stock remained relatively consistent in 2008 compared to 2007. Amortization of restricted stock increased approximately $80,000 for 2007 compared to 2006 due to the cumulative effect of restricted stock issuances and additional restricted stock grants in 2007. See Note 10 in Notes to the Consolidated Financial Statements for more information on restricted stock. During 2008 and 2007, there were write-offs of software licenses of approximately $185,000 and $220,000 that were procured for products that were subsequently discontinued. There were no such write-offs in 2006.
Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities: Net cash provided by investing activities totaled $2.0 million in 2008. Net cash used in investing activities totaled $2.3 million in 2007. Net cash provided by investing activities totaled $446,000 in 2006. Cash provided by or used in investing activities in each of the three years related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment during 2008 primarily related to additional functionality and enhancements to our Enterprise Performance Management system and purchases for the engineering and manufacturing functions. Additions to property and equipment during 2007 primarily related to the purchase and implementation of a new Enterprise Performance Management system. Purchases of marketable securities decreased by approximately $9.5 million for 2008 compared to 2007. Purchases of marketable securities increased by approximately $2.7 million for 2007 compared to 2006. Proceeds from the sale of marketable securities decreased by approximately $6.4 million for 2008 compared to 2007. Proceeds from the sale of marketable securities increased by approximately $100,000 for 2007 compared to 2006.
Financing Activities: Net cash provided by financing activities totaled $2,000, $2.0 million and $797,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided by financing activities for 2008, 2007 and 2006 is comprised of proceeds from the exercise of stock options for all three years. The decrease in stock options exercised in 2008 reflects the decrease in our stock price compared to 2007. The increase in stock options exercised in 2007 reflects a number of options which were set to expire during 2007.

Commitments
At December 31, 2008, we had no material commitments to purchase capital assets; however planned capital expenditures for 2009 are estimated at $460,000, a significant portion of which relates to engineering equipment and tools. The remaining planned purchases relate to enhancements to our manufacturing and general office equipment. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2009.
The following table summarizes our future contractual obligations and payment commitments as of December 31, 2008 (in thousands):

Contractual Obligation	Payments due by period
	Total	<1 year	1 -3 years	3- 5 years	> 5 years

Long-term debt obligation (1,2)	$3,885	$77	$154	$3,654	$—
Operating lease obligations (3,4)	$3,511	$562	$1,626	$1,208	$115

Total	$7,396	$639	$1,780	$4,862	$115

(1)	At December 31, 2008, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank. The revolving credit facility matures on December 19, 2013 and is secured throughout the term of the credit facility by marketable securities.

(2)	We incur interest expense on the borrowings from the revolving credit facility at a rate of LIBOR plus 1%, if LIBOR is greater than 2.5%, otherwise the applicable margin is 1.5%. At December 31, 2008, our interest rate on the borrowings from the revolving credit facility was 2.2%. We used the 2.2% rate to estimate interest expense for 2009 through December 2013. The interest expense estimate is $77,000 annually for the years 2009 through December 2013.

(3)	We lease our facilities under non-cancelable operating leases with the longest terms extending to March 2014.

(4)	Our operating lease at our headquarters location includes a $350,000 letter of credit issued to our landlord which can only be used in the case of non-payment of such lease. The letter of credit, if accessed, would be funded by our existing revolving credit facility.
Off-Balance Sheet Arrangements
In an attempt to mitigate foreign currency risk, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At December 31, 2008, we had no foreign exchange contracts. At December 31, 2007, we had one foreign exchange contract outstanding to acquire 1.1 million Euros on a specified date in January 2008. We recorded approximately $167,000 in prepaid expenses and other current assets for this contract at December 31, 2007.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (Revised 2007). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions after that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No.51”. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 will be effective for fiscal years beginning on or after December 15, 2008. Our adoption of this statement will not have a material impact on our Consolidated Financial Statements.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $2.4 million, $2.0 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.  These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other income (loss), net in the period of the change.  For the year ended December 31, 2008, 2007 and 2006, we recognized a gain of

$130,000, $346,000 and $442,000, respectively related to these foreign exchange contracts. At December 31, 2008, there were no foreign exchange contracts outstanding. At December 31, 2007, we had one foreign exchange contract outstanding to acquire 1.1 million Euros on a specified date in January 2008. We recorded approximately $167,000 in prepaid expenses and other current assets for this contract at December 31, 2007.
Market Price Risk
We had no equity hedge contracts outstanding as of December 31, 2008, 2007 or 2006.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2008. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2008. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2007.
On December 19, 2008, we entered into a new $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (LIBOR) plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. The interest rate on the borrowings under the revolving credit facility was 2.2% at December 31, 2008. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. At December 31, 2007, through our previous $5.0 million revolving bank credit facility, we maintained borrowings of $3.5 million, with an interest rate of LIBOR plus 1%. At December 31, 2007, our interest rate on the borrowings from the revolving credit facility was 6.25%. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheet.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework.” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009, which is incorporated herein by reference.
Executive Officers
See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009, which is incorporated herein by reference.
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
Item 11. Executive Compensation.
See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See information regarding certain relationships, related transactions and director independence under the headings “Principal Shareholders” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
See information regarding principal accountant fees and services under the heading “Relationship with Independent Public Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009, which is incorporated herein by reference.
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

INTERPHASE CORPORATION
Date: March 20, 2009	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2009.

Name	Title

/s/ Gregory B. Kalush	Chairman of the Board,
Gregory B. Kalush	Chief Executive Officer and President (Principal executive officer)

/s/ Thomas N. Tipton, Jr.	Chief Financial Officer,

Thomas N. Tipton, Jr.	Vice President of Finance and Treasurer (Principal financial and accounting officer)

/s/ Paul N. Hug	Director

Paul N. Hug

/s/ Michael J. Myers	Director

Michael J. Myers

/s/ Kenneth V. Spenser	Director

Kenneth V. Spenser

/s/ Christopher B. Strunk	Director

Christopher B. Strunk

/s/ S. Thomas Thawley	Vice Chairman, Director

S. Thomas Thawley	and Secretary

*	All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Interphase Corporation
We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, Interphase Corporation and its subsidiaries changed their method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: as interpretation of FASB Statement No. 109.”

/s/ GRANT THORNTON LLP
Dallas, Texas
March 20, 2009

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$7,383	$6,384
Marketable securities	11,563	14,185
Trade accounts receivable, less allowances of $159 and $173, respectively	4,758	7,550
Inventories	2,329	2,886
Prepaid expenses and other current assets	2,729	1,391

Total current assets	28,762	32,396

Machinery and equipment	6,929	6,962
Leasehold improvements	422	427
Furniture and fixtures	580	574

	7,931	7,963
Less-accumulated depreciation and amortization	(7,056)	(6,879)

Total property and equipment, net	875	1,084

Capitalized software, net	1,408	1,817
Other assets	203	883

Total assets	$31,248	$36,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,328	$2,304
Deferred revenue	28	30
Accrued liabilities	942	1,387
Accrued compensation	1,163	1,645

Total current liabilities	3,461	5,366

Deferred lease obligations	1	52
Long term debt	3,500	3,500

Total liabilities	6,962	8,918

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 6,573,294 and 6,500,294 shares issued and outstanding, respectively	657	650
Additional paid in capital	42,652	42,267
Retained deficit	(18,230)	(15,204)
Cumulative other comprehensive loss	(793)	(451)

Total shareholders’ equity	24,286	27,262

Total liabilities and shareholders’ equity	$31,248	$36,180

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006

Revenues	$26,231	$30,780	$33,403
Cost of sales	12,200	13,189	15,277

Gross margin	14,031	17,591	18,126

Research and development	9,198	10,216	8,226
Sales and marketing	5,237	5,614	5,405
General and administrative	4,100	4,692	3,926
Restructuring charge	403	—	—

Total operating expenses	18,938	20,522	17,557

(Loss) income from operations	(4,907)	(2,931)	569

Interest income, net	526	764	637
Other income, net	92	364	475

(Loss) income before income tax	(4,289)	(1,803)	1,681

Income tax benefit	(1,263)	(609)	(405)

Net (loss) income	$(3,026)	$(1,194)	$2,086

Net (loss) income per share:
Basic EPS	$(0.48)	$(0.19)	$0.36

Diluted EPS	$(0.48)	$(0.19)	$0.33

Weighted average common shares	6,320	6,161	5,854

Weighted average common and dilutive shares	6,320	6,161	6,254

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income (loss)

Balance at December 31, 2005	5,902	$590	$38,817	$(16,145)	$(764)	$22,498

Option exercises	144	15	782	—	—	797
Stock issued under restricted stock plan, net forefeitures	106	10	(10)	—	—	—
Amortization of restricted stock plan compensation	—	—	295	—	—	295

Comprehensive income:
Foreign currency translation	—	—	—	—	61	61	61
Unrealized holding period gain	—	—	—	—	63	63	63

Net income	—	—	—	2,086	—	2,086	2,086

Total comprehensive income	—	—	—	—	—	—	$2,210

Balance at December 31, 2006	6,152	$615	$39,884	$(14,059)	$(640)	$25,800

FIN48 Tax Adjustment	—	—	—	49	—	49
Option exercises	320	32	2,010	—	—	2,042
Stock issued under restricted stock plan, net forefeitures	28	3	(3)	—	—	—
Amortization of restricted stock plan compensation	—	—	376	—	—	376

Comprehensive income:
Foreign currency translation	—	—	—	—	98	98	98
Unrealized holding period gain	—	—	—	—	91	91	91

Net loss	—	—	—	(1,194)	—	(1,194)	(1,194)

Total comprehensive loss	—	—	—	—	—	—	$(1,005)

Balance at December 31, 2007	6,500	$650	$42,267	$(15,204)	$(451)	$27,262

Option exercises	1	—	2	—	—	2
Stock issued under restricted stock plan, net forefeitures	72	7	(6)	—	—	1
Amortization of restricted stock plan compensation	—	—	389	—	—	389

Comprehensive income:
Foreign currency translation	—	—	—	—	(256)	(256)	(256)
Unrealized holding period loss	—	—	—	—	(86)	(86)	(86)

Net loss	—	—	—	(3,026)	—	(3,026)	(3,026)

Total comprehensive loss	—	—	—	—	—	—	$(3,368)

Balance at December 31, 2008	6,573	$657	$42,652	$(18,230)	$(793)	$24,286

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(3,026)	$(1,194)	$2,086
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts and returns	(14)	55	(8)
Provision for excess and obsolete inventories	200	300	500
Depreciation and amortization	868	916	695
Amortization of restricted stock	389	376	295
Write-off of impaired capitalized software	185	218	—
Change in assets and liabilities:
Trade accounts receivable	2,806	(1,781)	(621)
Inventories	357	(1,265)	688
Prepaid expenses and other current assets	(1,480)	18	(236)
Other assets	671	(637)	(274)
Accounts payable, deferred revenue and accrued liabilities	(1,286)	1,091	455
Accrued compensation	(424)	(541)	1,030
Other non-current liabilities	—	—	(34)
Deferred lease obligations	(51)	(33)	(5)

Net adjustments	2,221	(1,283)	2,485

Net cash (used in) provided by operating activities	(805)	(2,477)	4,571

Cash flows from investing activities:
Purchase of property and equipment	(236)	(674)	(358)
Purchase of capitalized software	(336)	(1,045)	(1,178)
Proceeds from the sale of marketable securities	8,585	14,958	14,860
Purchases of marketable securities	(6,049)	(15,583)	(12,878)

Net cash provided by (used in) investing activities	1,964	(2,344)	446

Cash flows from financing activities:
Borrowings under credit facility	3,500	—	—
Payments on debt	(3,500)	—	—
Proceeds from the excerise of stock options	2	2,042	797

Net cash provided by financing activities	2	2,042	797

Effect of exchange rate changes on cash and cash equivalents	(162)	102	67

Net increase (decrease) in cash and cash equivalents	999	(2,677)	5,881
Cash and cash equivalents at beginning of year	6,384	9,061	3,180

Cash and cash equivalents at end of year	$7,383	$6,384	$9,061

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$185	$359
Interest paid	$236	$225	$160
The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) is a leading provider of robust building blocks, highly integrated subsystems and innovative gateway appliances in the areas of network connectivity, content management, and packet processing solutions in the converged communications network. This converged network expands from the proprietary telecommunications networks of today to the converged open, but highly secure IP based networks for communications in the Enterprise, Military, Government, and Communications industry of the future. Building on a more than 30 year history of providing advanced I/O solutions for telecom and enterprise applications, and addressing the need for high speed connectivity, Interphase (NASDAQ: INPH) has established a key leadership role in delivering next generation AdvancedTCA® (ATCA) and AdvancedMC™ (AMC), PCI-x, PCI-e and custom solutions to the marketplace. This leadership role continues as Interphase expands into the Long Term Evolution (LTE) architecture, providing the next generation of solutions for TCP/IP based solutions in the converged next generation network. See Note 15 for information regarding the Company’s revenues related to North America and foreign countries.
Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Fair Value of Financial Instruments: Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company follows SFAS No. 157 in its valuation of its marketable securities. SFAS No. 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the levels used to measure fair value into the following hierarchy:
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
Cash and Cash Equivalents: The Company considers cash and temporary investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, the Company has had cash in financial institutions in excess of federally insured limits.

As of December 31, 2008, the Company had cash and cash equivalents in excess of FDIC limits of approximately $6.9 million.
Marketable Securities: Investments in debt and equity securities are classified as available for sale with unrealized holding gains and losses reported in other comprehensive income. Gains and losses from securities are calculated using the specific identification method. Management determines the appropriate classification of securities at the time of purchase. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Marketable securities are used to secure our credit facility. See Note 6 for information regarding the Company’s credit facility.
Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value and management is required to estimate the collectibility of the Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management. This reserve is also partially determined by using percentages applied to certain aged receivable categories based on historical results and is reevaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The activity in this account was as follows (in thousands):

	Balance at		(Write-offs,)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period

2008	$77	$45	$(9)	$113
2007	33	47	(3)	77
2006	36	(3)	—	33
Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2008, 2007 and 2006, the allowance for returns was $46,000, $96,000, and $85,000, respectively, and maintained as a reduction to accounts receivable.
Derivative Financial Instruments and Hedging: All derivative instruments are recorded as assets or liabilities, as applicable, on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2008	2007

Raw Materials	$1,885	$2,038
Work-in-Process	378	594
Finished Goods	66	254

Total	$2,329	$2,886

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2008, 2007 and 2006 were $200,000, $300,000 and $500,000, respectively.
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

Year ended December 31:	Depreciation Expense

2008	$427
2007	$588
2006	$567
The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years
Capitalized Software: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company’s products as well as the general operations of the Company. Capitalized software is amortized over three to five years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:	Amortization Expense	Accumulated Amortization
2008	$441	$2,382
2007	$328	$1,964
2006	$128	$1,670
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. There was determined to be impairment with certain software licenses which resulted in writedowns of $185,000 and $218,000 during 2008 and 2007, respectively, of capitalized software.

These writedowns were recorded as an operating expense in research and development. No impairments were recorded in 2006.
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
Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve of $95,000 and $155,000 at December 31, 2008 and 2007, respectively, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.
Concentration of Credit Risks: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The majority of the Company’s sales have been to original equipment manufacturers who produce computer systems or telecommunication networks, see Note 13 for additional information. The Company conducts credit evaluations of its customers’ financial condition and limits the amount of trade credit extended when necessary.
Research and Development: Research and development costs are charged to expense as incurred.
Interest Income, net: Interest income from investment in securities and cash balances was approximately $714,000, $988,000, and $853,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Interest expense related to the Company’s credit facility was approximately $188,000, $224,000 and $216,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $17,000, $38,000 and $37,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which requires the adjustments be accumulated in shareholders’ equity as part of other comprehensive income.

Income Taxes: The Company determines its deferred taxes using the liability method. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax law. The Company’s consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes within financial statements. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
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
Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and revises guidance in SFAS No. 123, “Accounting for Stock-Based Compensation.”
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
2. MARKETABLE SECURITIES
Marketable securities primarily consist of investments in debt securities, which are classified as current assets on the balance sheet as the investments are available-for-sale. As of December 31, 2008, the fair market value of marketable securities was $11.6 million, of which $4.9 million matures in one year or less, and $6.7 million matures in 5 years or less. As of December 31, 2007, the fair market value of marketable securities was $14.2 million, of which $6.6 million matures in one year or less, and $7.6 million matures in 5 years or less. Gains and losses on marketable securities sold are recognized on a specific identification basis. The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2008 of $86,000. The Company recorded an unrealized gain with respect to certain available for sale securities of $91,000 in 2007.
The Company’s marketable securities are classified as “available-for-sale” and are presented at estimated fair value based on quoted prices for similar assets in active markets with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2008 were as follows (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Available-for-sale	$—	$11,563	$—	$11,563
Securities

Total	$—	$11,563	$—	$11,563

Financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2007 were as follows (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Available-for-sale	$—	$14,185	$—	$14,185
Securities

Total	$—	$14,185	$—	$14,185

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	Years ended December 31,
	2008	2007

Research and development tax credit in France	$2,388	$435
Prepaid other	341	956

Total Prepaid Expenses and Other Current Assets	$2,729	$1,391

4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	Years ended December 31,
	2008	2007

French corporate tax	423	—
Inventory receipts	149	364
Consulting fees	36	298
Accrued other	334	725

Total Accrued Liabilities	$942	$1,387

5. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other income (loss), net in the period of the change. For the year ended December 31, 2008, 2007 and 2006, the Company recognized a gain of $130,000, $346,000 and $442,000, respectively related to these foreign exchange contracts. At December 31, 2008, there were no foreign exchange contracts outstanding. At December 31, 2007, the Company had one foreign exchange contract outstanding to acquire 1.1 million Euros on a specified date in January 2008. The Company recorded approximately $167,000 in prepaid expenses and other current assets for this contract at December 31, 2007.
6. CREDIT FACILITY
On December 19, 2008, the Company entered into a new $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At December 31, 2008, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 2.2%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. At December 31, 2007, through its previous $5.0 million revolving bank credit facility, the Company maintained borrowings of $3.5 million, with an interest rate of LIBOR plus 1%. At December 31, 2007, the Company’s interest rate on the borrowings from the revolving credit facility was 6.25%. The borrowings of $3.5 million are classified as long-term debt on the Company’s balance sheet.

7. INCOME TAXES
The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

United States tax benefit	$(2)	$(133)	$(55)
Foreign tax benefit	(1,261)	(476)	(350)

Income tax benefit	$(1,263)	$(609)	$(405)

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2008 and 2007, are presented as follows (in thousands):

	Year ended December 31,
	2008	2007

Current deferred tax assets:

Inventories	$735	$659
Accounts receivable	43	29
Deferred revenue	57	11
Other accruals	256	214

Total current deferred tax assets	$1,091	$913

Noncurrent deferred tax assets:
Depreciation	$(74)	$(40)
Amortization	153	216
Other	27	25
Net operating loss carryforwards	8,988	7,244

Total noncurrent deferred tax assets	$9,094	$7,445

Valuation allowance for deferred tax assets	(10,185)	(8,358)

Deferred tax assets, net of valuation allowance	$—	$—

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
Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. The Company continues to maintain a valuation allowance on all of the net deferred tax assets. Until an appropriate level of profitability is sustained, the Company expects to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.

At December 31, 2008, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured.
The differences between the actual income tax (benefit) provision and the amount computed by applying the statutory federal tax rate to the (loss) income before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Income taxes at statutory rate	$(1,458)	$(615)	$576
Benefit for French research and development tax credit	(1,699)	(497)	(394)
State (benefit) provision	(7)	47	16
French permanent items	83	(282)	(218)
Extraterritorial income exclusion benefit	—	—	(56)
Adjustment to deferred tax assets	(17)	129	717
Other	9	(289)	(130)
Change in valuation allowance	1,827	898	(916)

Benefit for income taxes	$(1,262)	$(609)	$(405)

At December 31, 2008, the Company had approximately $26.0 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022. The federal net operating loss includes $3.6 million related to non-qualified stock option deductions. The Company also had state net operating losses of $4.1 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized. At December 31, 2008, the Company’s French subsidiary has a research and development tax credit of approximately $2.4 million, net of $503,000 uncertain tax position reserve. At December 31, 2007, the Company’s French subsidiary had a research and development tax credit of approximately $800,000, net of $266,000 uncertain tax position reserve. At December 31, 2008, the entire research tax credit was classified on the balance sheet as an other current asset. Prior to 2008, generated research and development tax credits were refundable in cash if not used within three years after the year generated. However, during the fourth quarter of 2008, the tax credit regulations were revised to allow for the refund in cash in 2009 of all unused research and development tax credits. The Company’s unused research and development tax credit balance was generated in the years 2006, 2007 and 2008. At December 31, 2007, approximately $440,000 of the research and development tax credit was classified on the balance sheet as an other current asset.
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
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the Company made an adjustment to equity of $49,000. At December 31, 2008, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2005 and after are open for IRS examination. During 2007, the Company recognized a $139,000 benefit, which was previously unrecognized pending the expiration of the statute of limitations on the 2003 tax return related to a transfer pricing arrangement with our foreign subsidiary. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At December 31, 2008, the Company had an uncertain tax position of approximately $503,000 of which $493,000 is related to a potential tax liability, $8,000 is related to possible interest, and $2,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact in the amount of $493,000, resulting in a favorable impact on the effective tax rate. At December 31, 2007, the Company had an uncertain tax position of approximately $266,000, of which $249,000 was related to a potential tax liability, $13,000 was related to potential interest, and $4,000 was related to a potential penalty. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2005 and subsequent remain open for examination.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefit
Balance as of January 1, 2007	$365
Additions based on tax positions — current year	83
Additions based on tax positions — previous years	—
Reductions for tax positions — previous years	(49)
Reductions as a result of lapse of statute limitations	(139)
Settlements	—
Effect of exchange rate changes	6

Balance as of December 31, 2007	$266

Additions based on tax positions — current year	$285
Additions based on tax positions — previous years	25
Reductions for tax positions — previous years	—
Reductions as a result of lapse of statute limitations	(69)
Settlements	—
Effect of exchange rate changes	(4)

Balance as of December 31, 2008	$503

8. RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, we recorded a restructuring charge of $403,000, classified as an operating expense in 2008. Approximately $365,000 of the charges related to severance and fringe benefits, approximately $38,000 of the charges related to lease obligations. These amounts were paid out under the restructuring plan by the end of 2008.
9. EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2008	2007	2006

Basic (loss) income per share:
Net (loss) income	$(3,026)	$(1,194)	$2,086
Weighted average common shares outstanding	6,320	6,161	5,854
Basic (loss) income per share	$(0.48)	$(0.19)	$0.36

Diluted (loss) income per share:
Net (loss) income	$(3,026)	$(1,194)	$2,086
Weighted average common shares outstanding	6,320	6,161	5,854
Dilutive stock options and restricted stock	—	—	400

Weighted average common shares outstanding — assuming dilution	6,320	6,161	6,254

Diluted (loss) income per share	$(0.48)	$(0.19)	$0.33

Outstanding stock options and restricted stock that were not included in the diluted calculation because their effect would be anti-dilutive	1,676	1,440	1,251
10. COMMON STOCK
2004 Long-Term Stock Incentive Plan: The Interphase Corporation Amended and Restated Stock Option Plan and the Interphase Corporation Directors Stock Option Plan have been collectively amended and restated as the “Interphase Corporation 2004 Long-Term Stock Incentive Plan”, effective May 5, 2004. Options granted under the separate plans prior to the effective date of the amended and restated plan shall be subject to the terms and conditions of the separate plans in effect with respect to such options prior to the effective date and awards granted after the effective date shall be subject to the terms and conditions of the 2004 Long-Term Stock Incentive Plan. Awards granted under this plan may be (a) incentive stock options, (b) non-qualified stock options, (c) bonus stock awards, (d) stock appreciation rights, (e) performance share awards and performance unit awards, (f) phantom stock awards, and (g) any other type of award established by the Compensation Committee which is consistent with the Plan’s purposes, as designated at the time of grant. The total amount of Common Stock with respect to which awards may be granted under the Plan is 5,250,000 shares.
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

The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of	Weighted Average	Aggregate
	Options	Option Price	Intrinsic Value

Balance, December 31, 2005	2,586	$9.38	$73

Granted	—	N/A
Exercised	(144)	5.54
Canceled	(320)	10.13

Balance, December 31, 2006	2,122	9.52	2,886

Granted	—	N/A
Exercised	(320)	6.37
Canceled	(103)	16.90

Balance, December 31, 2007	1,699	9.67	4,366

Granted	—	N/A
Exercised	(1)	4.12
Canceled	(64)	10.17

Balance, December 31, 2008	1,634	9.65	—

Exercisable at December 31, 2008	1,634	$9.65	$—

The total intrinsic value of stock options exercised during 2008, 2007 and 2006 were approximately $4,000, $1.2 million and $496,000, respectively.
The following table summarizes information about options granted under the plans that were outstanding at December 31, 2008 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-
		Average
	Number Outstanding	Remaining	Weighted	Number Exercisable
Range of	at	Contractual Life	Average Exercise	at	Weighted Average
Exercise Prices	12/31/08	(years)	Price	12/31/08	Exercise Price

$3.09-$4.60	187	2.97	$4.31	187	$4.31
$4.83-$6.45	440	3.85	5.49	440	5.49
$7.20-$10.63	457	1.84	8.27	457	8.27
$11.25-$13.88	314	3.00	12.78	314	12.78
$17.25-$24.06	226	1.00	19.67	226	19.67
$31.00	10	0.90	31.00	10	31.00

Total	1,634	2.61	$9.65	1,634	$9.65
Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2008, the Company issued 138,337 restricted stock shares granted at market prices ranging from $2.31 to $8.98. During 2007, the Company issued 106,000 restricted stock shares granted at market prices ranging from $8.95 to $11.80. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $389,000, $376,000 and $295,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there is approximately $1.2 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2007, there was $1.3 million of total unamortized compensation cost. The following summarizes the restricted stock activity for 2008 and 2007:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested restricted stock at December 31, 2006	221,425	$5.96
Granted	106,000	10.94
Vested	(41,455)	6.09
Cancelled/Forefeited	(78,410)	6.07

Nonvested restricted stock at December 31, 2007	207,560	$8.53

Granted	138,337	$6.65
Vested	(47,811)	7.50
Cancelled/Forefeited	(65,837)	9.92

Nonvested restricted stock at December 31, 2008	232,249	$7.24

Rights Agreement: The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of December 29, 2000 received a right to purchase from the Company one share of common stock of the Company at a price of $93 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire, 15% or more of the Company’s common stock and the rights expire ten years from the record date. Upon acquisition of 15% or more of the Company’s common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $93 of a number of shares having a then market value of $186. These rights are intended to provide the Company certain antitakeover protections. The Board of Directors may terminate the Rights Plan, or redeem the rights for $0.01 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company had reserved 7,000,000 shares of common stock for this plan. The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with the Company’s common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the Company’s common stock.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date. There were no options granted in 2006, 2007 or 2008.
11. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2008, 2007 and 2006, the Company had no related party transactions.
12. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% up to 6% of the employee’s contributions up to a maximum of $6,300 per employee for the year ended December 31, 2008. The total expense under this plan was $408,000, $306,000 and $214,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company offers no post-retirement or post-employment benefits.
13. OTHER FINANCIAL INFORMATION
Major Customers: During 2008, sales to Nokia-Siemens Networks, Alcatel-Lucent and Emerson were $6.0 million or 23%, $5.6 million or 21% and $3.1 million or 12% of the Company’s consolidated revenues, respectively. During 2007, sales to Alcatel-Lucent and Emerson (formerly Motorola ECC) were $9.5 million or 31% and $5.1 million or 17% of the Company’s consolidated revenues, respectively. During 2006, sales to Alcatel-Lucent, Emerson (formerly Motorola ECC) and Hewlett Packard accounted for $11.3 million or 34%, $7.5 million or 22% and $3.4 million or 10%, of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
Included in accounts receivable at December 31, 2008, was approximately $2.0 million due from Alcatel-Lucent and approximately $1.0 million due from Nokia-Siemens Networks. Included in accounts receivable at December 31, 2007, was approximately $2.2 million due from Nokia-Siemens Networks, approximately $1.5 million due from Alcatel-Lucent and approximately $1.2 million due from Emerson (formerly Motorola ECC). No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to March 2014. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2008, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2009	$562
2010	$883
2011	$743
2012	$599
2013	$609
Thereafter	$115
Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2008	$840
2007	$837
2006	$738
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
15. SEGMENT DATA
The Company is principally engaged in providing robust building blocks, highly integrated subsystems and innovative gateway appliances in the areas of network connectivity, content management, and packet processing solutions in the converged communications network. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.
Geographic long lived assets, determined by physical location, and revenue, determined by location of the customer, related to North America and foreign countries as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

Long Lived Assets	2008	2007

North America	$1,910	$2,657
Europe	373	244

Total	$2,283	$2,901

Revenues	2008	2007	2006

Pacific Rim	$11,204	$11,994	$6,962
North America	8,598	12,475	11,226
Europe	6,429	6,311	15,215

Total	$26,231	$30,780	$33,403

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2008	2007	2006

Broadband telecom	$23,218	$26,071	$26,507
Enterprise	867	3,369	4,730
Professional services	501	603	128
Other	1,645	737	2,038

Total	$26,231	$30,780	$33,403

16. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2008 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$7,471	$6,650	$6,888	$5,222
Gross margin	4,337	3,103	3,984	2,607
Loss before income tax	(839)	(1,628)	(255)	(1,567)
Net loss	(528)	(1,161)	(55)	(1,282)
Net loss per share:
Basic EPS	$(0.08)	$(0.18)	$(0.01)	$(0.20)

Diluted EPS	$(0.08)	$(0.18)	$(0.01)	$(0.20)
Quarterly results of operations for 2007 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$5,104	$8,241	$8,429	$9,006
Gross margin	2,699	4,925	5,180	4,787
(Loss) income before income tax	(1,912)	301	547	(739)
Net (loss) income	(1,852)	390	698	(430)
Net (loss) earnings per share:
Basic EPS	$(0.30)	$0.06	$0.11	$(0.07)

Diluted EPS	$(0.30)	$0.06	$0.10	$(0.07)
Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS
Exhibits

3	(a)	Certificate of Incorporation of the registrant. (1)

3	(b)	Amendment to Articles of Incorporation of the registrant. (2)

3	(c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (4)

4	(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (3)

10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)

10	(b)	Second Amendment to lease on Facility at Parkway Center, Phase I, Plano, Texas. (13)

10	(c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (6)

10	(d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (9)

10	(e)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(10)

10	(f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(10)

10	(g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(10)

10	(h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(10)

10	(i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(10)

10	(j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(10)

10	(k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(10)

10	(l)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated August 31, 2007* (11)

10	(m)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008* (12)

10	(n)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(8)

21	(a)	Subsidiaries of the Registrant. (7)

23	(a)	Consent of Independent Registered Public Accounting Firm. (13)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (13)

31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (13)

32	(a)	Section 1350 Certification. (13)

32	(b)	Section 1350 Certification. (13)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

E-1

(6)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference

(7)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on August 31, 2007, and incorporated herein by reference

(12)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference

(13)	Filed herewith

*	Management contract or compensatory plan or arrangement.

E-2