Form 10-Q
period 2009-03-31
INTERPHASE CORP
filed 2009-05-14
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of May 8, 2009, shares of common stock outstanding totaled 6,905,994.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$7,453	$7,383
Marketable securities	9,905	11,563
Trade accounts receivable, less allowances of $173 and $159, respectively	7,813	4,758
Inventories	2,594	2,329
Prepaid expenses and other current assets	3,222	2,729

Total current assets	30,987	28,762

Machinery and equipment	6,866	6,929
Leasehold improvements	416	422
Furniture and fixtures	568	580

	7,850	7,931
Less-accumulated depreciation and amortization	(7,061)	(7,056)

Total property and equipment, net	789	875

Capitalized software, net	1,308	1,408
Other assets	194	203

Total assets	$33,278	$31,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,812	$1,328
Deferred revenue	26	28
Accrued liabilities	1,145	942
Accrued compensation	1,650	1,163

Total current liabilities	4,633	3,461

Deferred lease obligations	108	1
Long-term debt	3,500	3,500

Total liabilities	8,241	6,962

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,905,994 and 6,573,294 shares issued and outstanding, respectively	690	657
Additional paid in capital	42,732	42,652
Retained deficit	(17,523)	(18,230)
Cumulative other comprehensive loss	(862)	(793)

Total shareholders’ equity	25,037	24,286

Total liabilities and shareholders’ equity	$33,278	$31,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$8,421	$7,471
Cost of sales	3,404	3,134

Gross margin	5,017	4,337

Research and development	2,025	2,870
Sales and marketing	1,474	1,499
General and administrative	1,188	908
Restructuring charge	—	365

Total operating expenses	4,687	5,642

Income (loss) from operations	330	(1,305)

Interest income, net	100	163
Other (loss) income, net	(3)	303

Income (loss) before income tax	427	(839)

Income tax benefit	(280)	(311)

Net income (loss)	$707	$(528)

Net income (loss) per share:
Basic EPS	$0.11	$(0.08)

Diluted EPS	$0.11	$(0.08)

Weighted average common shares	6,714	6,481

Weighted average common and dilutive shares	6,714	6,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$707	$(528)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for uncollectible accounts and returns	14	(32)
Provision for excess and obsolete inventories	100	—
Depreciation and amortization	213	219
Amortization of restricted stock	113	50
Write-off of impaired capitalized software	—	69
Change in assets and liabilities:
Trade accounts receivable	(3,069)	644
Inventories	(365)	206
Prepaid expenses and other current assets	(617)	218
Other assets	1	(296)
Accounts payable, deferred revenue and accrued liabilities	717	(1,343)
Accrued compensation	538	(213)
Deferred lease obligations	107	(13)

Net cash used in operating activities	(1,541)	(1,019)

Cash flows from investing activities:
Purchase of property and equipment	(21)	(84)
Purchase of capitalized software	(30)	(57)
Proceeds from the sale of marketable securities	4,013	3,076
Purchase of marketable securities	(2,310)	(2,420)

Net cash provided by investing activities	1,652	515

Cash flows from financing activities:
Borrowings under credit facility	3,500	—
Payments on debt	(3,500)	—
Proceeds from the exercise of stock options	—	2

Net cash provided by financing activities	—	2

Effect of exchange rate changes on cash and cash equivalents	(41)	(66)
Net increase (decrease) in cash and cash equivalents	70	(568)
Cash and cash equivalents at beginning of period	7,383	6,384

Cash and cash equivalents at end of period	$7,453	$5,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) is a leading global provider of robust building blocks, highly integrated subsystems and innovative gateway appliances in the areas of network connectivity, content management, and packet processing solutions in the converged communications network. This converged network expands from the proprietary telecommunications networks of today to the converged open, but highly secure IP based networks for communications in the Enterprise, Military, Government, and Communications industry of the future incorporated in 1977 and building on a more than 30 year history of providing advanced I/O solutions for telecom and enterprise applications, and addressing the need for high speed connectivity, Interphase (NASDAQ: INPH) has established a key leadership role in delivering next generation AdvancedTCA® (ATCA) and AdvancedMC™ (AMC), PCI-x, PCI-e and custom solutions to the marketplace. This leadership role continues as Interphase expands into the Long Term Evolution (LTE) architecture, providing the next generation of solutions for TCP/IP based solutions in the converged next generation network. See Note 11 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008.
NOTE 2. — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” The Company had no unvested stock options nor were any stock options granted during the three months ended March 31, 2009 or 2008, and as a result the Company recorded no stock-based compensation expense related to stock options during the three months ended March 31, 2009 or 2008. The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2009 is 2.57 years and 2.61 years at December 31, 2008.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2008	1,634,271	$9.65
Granted	—	—
Exercised	—	—
Canceled	(130,000)	7.50

Balance, March 31, 2009	1,504,271	$9.84

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases is subject to the achievement of certain performance conditions. During the three months ended March 31, 2009, there were 385,500 shares granted at a weighted average market price of $1.82. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant, is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $113,000 and $50,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $1.3 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following summarizes the restricted stock activity for the first quarter of 2009:

		Weighted
	Restricted Stock	Average Grant
	Shares	Date Value
Nonvested restricted stock at December 31, 2008	232,249	$7.24
Granted	385,500	1.82
Vested	(8,840)	9.78
Cancelled/Forefeited	(52,800)	8.98

Nonvested restricted stock at March 31, 2009	556,109	$3.28

NOTE 3. — MARKETABLE SECURITIES
SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the levels used to measure fair value into the following hierarchy:
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
The Company’s marketable securities are classified as “available-for-sale” and are presented at estimated fair value based on quoted prices for similar assets in active markets with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2009 were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities	$—	$9,905	$—	$9,905

Total	$—	$9,905	$—	$9,905

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2008 were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities	$—	$11,563	$—	$11,563

Total	$—	$11,563	$—	$11,563

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$2,064	$1,885
Work-in-process	512	378
Finished goods	18	66

Total	$2,594	$2,329

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended March 31, 2009 were $100,000. There were no such writedowns during the three months ended March 31, 2008.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three months ended March 31, 2009, and thus there was no related gain or loss. For the three months ended March 31, 2008, the Company recognized a gain of approximately $316,000 related to these foreign exchange contracts. There were no foreign exchange contracts outstanding at March 31, 2009 or December 31, 2008.
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2009 and March 31, 2008. During each of the three months ended March 31, 2009 and March 31, 2008, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 30% research and development tax credit.
At March 31, 2009 and December 31, 2008, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ended December 31, 2005 and after are open for IRS examination. The year ended December 31, 2002 generated a loss and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated from the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At March 31, 2009, the Company had an uncertain tax position of approximately $540,000, of which $530,000 is related to a potential tax liability, $8,000 is related to potential interest, and $2,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact on the effective tax rate in the amount of $520,000. At December 31, 2008, the Company had an uncertain tax position of approximately $503,000, of which $493,000 is related to a potential tax liability, $8,000 is related to potential interest, and $2,000 is related to a potential penalty. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2006 and subsequent remain open for examination.
NOTE 7. — RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000, classified as an operating expense, for the three months ended March 31, 2008. This charge related to severance and fringe benefits. The Company recorded an additional charge of $38,000 due to lease termination costs during the second quarter of 2008. These amounts were paid out under the restructuring plan by the end of 2008.
NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At March 31, 2009 and December 31, 2008, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 2.2%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities and were classified as long-term debt on the accompanying balance sheets.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. — COMPREHENSIVE INCOME (LOSS)
The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Income (loss)	$707	$(528)
Other comprehensive income:
Unrealized holding gain arising during period, net of tax	46	42
Foreign currency translation adjustment	(115)	65

Comprehensive income (loss)	$638	$(421)

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Effective January 1, 2009, the Company adopted FASB staff position Emerging Issues Task Force 03-6-1 (EITF 03-6-1) “Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. Accordingly, prior period calculations have been adjusted retrospectively.
Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Basic net income (loss) per share:
Net income (loss)	$707	$(528)
Weighted average common shares outstanding	6,714	6,481
Basic net income (loss) per share	$0.11	$(0.08)

Diluted net income (loss) per share:
Net income (loss)	$707	$(528)
Weighted average common shares outstanding	6,714	6,481
Dilutive stock options	—	—

Weighted average common shares outstanding — assuming dilution	6,714	6,481
Diluted net income (loss) per share	$0.11	$(0.08)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive

	1,598	1,207
NOTE 11. — SEGMENT INFORMATION
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic revenue, determined by location of the customer, related to North America and foreign countries is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Pacific Rim	$4,230	$3,065
Europe	2,134	1,899
North America	2,057	2,507

Total	$8,421	$7,471

Additional information regarding revenues by product-line is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Product Revenues:
Broadband telecom	$7,990	$5,779
Professional services	249	117
Enterprise	89	433
Other	93	1,142

Total	$8,421	$7,471

NOTE 12. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In June 2008, the FASB issued EITF 03-6-1 “Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. All prior-period earnings per share data presented are to be adjusted retrospectively to conform to the provisions of EITF 03-6-1. The Company was subject to the provisions of EITF 03-6-1 beginning January 1, 2009. The Company’s adoption of EITF 03-6-1 required the weighted average of its unvested restricted stock awards to be included in the Company’s calculation of basic and diluted earnings per share, which did not have a material impact on the resulting net income (loss) per share.

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
RESULTS OF OPERATIONS
Revenue
Total revenue increased 13% to $8.4 million for the three months ended March 31, 2009, compared to $7.5 million for the same period in the prior year. The increase was primarily attributable to broadband telecom revenue, which increased approximately 38% to approximately $8.0 million for the three months ended March 31, 2009, compared to $5.8 million in the comparable period. Our professional services revenues increased to $249,000 for the three months ended March 31, 2009, compared to $117,000 for the same period in the previous year. Our increases in revenue during the first quarter of 2009 were partially offset by the anticipated reduction in our enterprise product revenue, which decreased to $89,000 compared to $433,000 for the same period in the previous year. All other revenues, composed primarily of security, legacy networking, support services and storage product lines, decreased to $93,000, compared to approximately $1.1 million in the comparable period last year; however included in the $1.1 million was a one-time cancellation fee of $973,000 included in other revenue during the first quarter of 2008 for unique customer requirements for product development work that was discontinued. There were no similar fees earned in the first quarter of 2009.
During the first quarter of 2009, sales to three customers individually accounted for approximately 41%, 24%, and 11% of total revenues, respectively. During the first quarter of 2008, sales to four customers individually accounted for approximately 32%, 20%, 11% and 10% of total revenues respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Gross Margin
For the three months ended March 31, 2009, gross margin, as a percentage of sales was 60% compared to 58% for the same period in the prior year. The increase in gross margin is primarily due to two factors. During the three months ended March 31, 2009, we experienced a favorable shift in our product mix toward higher margin products when compared to the same period in the prior year. Also, contributing to the increase in our gross margin percentage was an increase in factory utilization in the first quarter of 2009 compared to the first quarter of 2008. These two factors were partially offset by the one-time cancellation fee of $973,000 in the first quarter of 2008, referred to above, which had no cost of sales associated with it and therefore resulted in 100% margin. Also, we recorded $100,000 more in obsolete inventory charges in the first quarter of 2009 compared to the first quarter of 2008. We believe that pricing pressures in the industry may dampen gross margins in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.

Research and Development
Our investment in the development of new products through research and development was $2.0 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in research and development expense is primarily due to the restructuring plan we undertook in the first quarter of 2008. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. The reduced headcount and facility expense resulted in a decrease in research and development expense of approximately $310,000, compared to the same period in the prior year. Additionally, we had a reduction in project related research and development expenses of approximately $240,000 compared to the first quarter of 2008. Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Euro was significantly weaker against the dollar in the first quarter of 2009 compared to the first quarter of 2008. This exchange rate fluctuation resulted in a decrease to research and development expense of approximately $180,000 compared to the same period in the prior year. Finally, included in research and development expenses in the first quarter of 2008 was a charge of approximately $70,000 related to software procured for a product that was subsequently discontinued. There was no such charge during the first quarter of 2009. As a percentage of total revenue, research and development expense was approximately 24% in the first quarter of 2009 compared to approximately 38% for the same period in the prior year. The decrease in research and development costs as a percentage of total revenue is due to research and development expense decreasing and revenues increasing during the period.
We will continue to take steps, when appropriate, to attempt to mitigate the impact of currency exposure by strategically acquiring foreign exchange contracts to purchase a fixed amount of Euros on a specific date in the future at a predetermined rate established by contract (see Item 3 — Foreign Currency Risk). In addition to our foreign exchange contracts, our total cost of performing research and development activities in France is reduced by the effect of a 30% research and development tax credit offered by the French tax administration. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for more information. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.
Sales and Marketing
Sales and marketing expenses were $1.5 million for both the three months ended March 31, 2009 and 2008. As a percentage of total revenue, sales and marketing expense was approximately 18% in the first quarter of 2009, compared to approximately 20% for the same period in the prior year. The decrease in sales and marketing expense as a percentage of total revenue is due to revenues increasing while sales and marketing expense for the period remained unchanged. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $1.2 million and $908,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in general and administrative expense is primarily driven by an increased utilization of outside providers for accounting, consulting, and legal services, which accounted for approximately $175,000 of the increase. The remaining driver of the increase relates to the funding of potential variable compensation awards that are being accrued for as it is more likely than not that we will achieve certain targets outlined in the variable compensation plan for 2009. As a percentage of total revenue, general and administrative expenses were approximately 14% in the first quarter 2009 and 12% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is primarily due to general and administrative expenses increasing at a higher rate than revenue for the period. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Restructuring Charge
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the restructuring program was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the restructuring plan, we reduced our workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $365,000, classified as operating expense, during the first quarter of 2008. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. There were no such restructuring activities during 2009.

Interest Income, Net
Interest income, net of interest expense, decreased to $100,000 for the three months ended March 31, 2009 from $163,000 in the comparable period in the prior year. The decrease in interest income, net for the three month period is primarily due to lower cash and investment balances as well as lower rates of return on our investments resulting in decreased interest income in the first quarter of 2009 compared to the same period in 2008.
Other (Loss) Income, Net
Other loss was $3,000 for the three months ended March 31, 2009, compared to other income of $303,000 for the three months ended March 31, 2008. The decrease in other income for the three months ended March 31, 2009 primarily relates to the change in market value of our foreign exchange derivative financial instruments during the three months ended March 31, 2008 which resulted in other income of approximately $316,000. There were no foreign exchange contracts outstanding during the three months ended March 31, 2009. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information on derivative financial instruments.
Income Taxes
Our tax benefit rate was 66% for the three months ended March 31, 2009, compared to a tax benefit rate of 37% for the three months ended March 31, 2008.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2009 and March 31, 2008. During each of the three months ended March 31, 2009 and March 31, 2008, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 30% research and development tax credit.
Net Income (loss)
We reported a net income of $707,000 for the three months ended March 31, 2009 and a net loss of $528,000 for the three months ended March 31, 2008. Basic and diluted earnings per share for the three months ended March 31, 2009 was $0.11. Basic loss per share for the three months ended March 31, 2008 was ($0.08).
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased approximately $70,000 for the three months ended March 31, 2009. Cash and cash equivalents decreased approximately $568,000 for the three months ended March 31, 2008. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the three months ended March 31, 2009 and 2008 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $1.5 million for the three months ended March 31, 2009, compared to net income of $707,000. Provision for uncollectible accounts and returns increased $46,000 for the three months ended March 31, 2009 compared to the same period in 2008. Provision for excess and obsolete inventories increased by $100,000 for the three months ended March 31, 2009, compared to the same period in 2008. Depreciation and amortization decreased slightly for the three months ended March 31, 2009, compared to the same period in 2008. Amortization of restricted stock increased by $63,000 for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Write-off of impaired capitalized software decreased by $69,000 for the three months ended March 31, 2009, compared to the same period in 2008. See Note 2 in the Notes to Condensed Consolidated Financial Statements for more information on restricted stock.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $1.7 million and $515,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. Cash provided by investing activities in each of the periods related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $51,000 for the three months ended March 31, 2009, compared to $141,000 for the three months ended March 31, 2008. The additions for the three months ended March 31, 2009 primarily related to enhancements to our enterprise performance management system. The additions for the three months ended March 31, 2008, primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities decreased to $2.3 million for the three months ended March 31, 2009, compared to $2.4 million for the three months ended March 31, 2008. Proceeds from the sale of marketable securities increased to $4.0 million for the three months ended March 31, 2009, compared to $3.1 million for the three months ended March 31, 2008.
Financing Activities
There was no net cash provided by or used in financing activities for the three months ended March 31, 2009. Net cash provided by financing activities totaled $2,000 for the three months ended March 31, 2008 related to proceeds from employees exercising stock options.
Commitments
Commitments
At March 31, 2009, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2009 are estimated at approximately $425,000, a significant portion of which relates to engineering equipment and tools. The remaining planned purchases relate to enhancements to our manufacturing and general office equipment. Our significant long-term obligations as of March 31, 2009, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2009.
Off-Balance Sheet Arrangements
At March 31, 2009 and December 31, 2008, we did not have any off-balance sheet arrangements including foreign exchange contracts.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $420,000 and $663,000 for the three months ended March 31, 2009, and 2008, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three months ended March 31, 2009, and thus there was no related gain or loss. For the three months ended March 31, 2008, we recognized a gain of approximately $316,000 related to these foreign exchange contracts. There were no foreign exchange contracts outstanding at March 31, 2009 or December 31, 2008.
Market Price Risk
We had no equity hedge contracts outstanding as of March 31, 2009 or December 31, 2008.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2009. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2009. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2008.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At March 31, 2009 and December 31, 2008, our interest rate on the $3.5 million borrowings under the revolving credit facility was 2.2%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities and were classified as long-term debt on the accompanying balance sheets.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibits

3	(a)	Certificate of Incorporation of the registrant. (1)
3	(b)	Amendment to Articles of Incorporation of the registrant. (2)
3	(c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (4)
4	(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (3)
10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)
10	(b)	Second Amendment to lease on Facility at Parkway Center, Phase 1, Plano, Texas. (6)
10	(c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (7)
10	(d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (10)
10	(e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (13)
10	(f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(11)

Exhibits

10	(g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(11)
10	(h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(11)
10	(i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(11)
10	(j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(11)
10	(k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(11)
10	(l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(11)
10	(m)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated August 31, 2007. *(9)
10	(n)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008. *(12)
10	(o)	Interphase Corporation 2004 Long-Term Stock Incentive Plan. *(8)
31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (13)
31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (13)
32	(a)	Section 1350 Certification. (13)
32	(b)	Section 1350 Certification. (13)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference.

(8)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(9)	Filed as an exhibit to Report on Form 8-K on August 31, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference.

(13)	Filed herewith.

*	Management contract or compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: May 13, 2009	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)