Form 10-Q
period 2009-06-30
INTERPHASE CORP
filed 2009-08-10
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2009, shares of common stock outstanding totaled 6,910,494.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Cash and cash equivalents	$11,142	$7,383
Marketable securities	9,422	11,563
Trade accounts receivable, less allowances of $173 and $159, respectively	6,548	4,758
Inventories	2,673	2,329
Prepaid expenses and other current assets	1,290	2,729

Total current assets	31,075	28,762

Machinery and equipment	6,978	6,929
Leasehold improvements	428	422
Furniture and fixtures	580	580

	7,986	7,931
Less-accumulated depreciation and amortization	(7,190)	(7,056)

Total property and equipment, net	796	875

Capitalized software, net	1,291	1,408
Other assets	193	203

Total assets	$33,355	$31,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$938	$1,328
Deferred revenue	201	28
Accrued liabilities	1,382	942
Accrued compensation	1,790	1,163

Total current liabilities	4,311	3,461

Deferred lease obligations	149	1
Long-term debt	3,500	3,500

Total liabilities	7,960	6,962

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,905,494 and 6,573,294 shares issued and outstanding, respectively	690	657
Additional paid in capital	42,845	42,652
Retained deficit	(17,449)	(18,230)
Cumulative other comprehensive loss	(691)	(793)

Total shareholders’ equity	25,395	24,286

Total liabilities and shareholders’ equity	$33,355	$31,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$8,120	$6,650	$16,541	$14,121
Cost of sales	3,664	3,547	7,068	6,681

Gross margin	4,456	3,103	9,473	7,440

Research and development	1,930	2,514	3,955	5,384
Sales and marketing	1,625	1,246	3,099	2,745
General and administrative	1,097	1,078	2,285	1,986
Restructuring charge	—	38	—	403

Total operating expenses	4,652	4,876	9,339	10,518

(Loss) income from operations	(196)	(1,773)	134	(3,078)

Interest income, net	78	123	178	286
Other (loss) income, net	(3)	22	(6)	325

(Loss) income before income tax	(121)	(1,628)	306	(2,467)

Income tax benefit	(195)	(467)	(475)	(778)

Net income (loss)	$74	$(1,161)	$781	$(1,689)

Net income (loss) per share:
Basic EPS	$0.01	$(0.18)	$0.11	$(0.26)

Diluted EPS	$0.01	$(0.18)	$0.11	$(0.26)

Weighted average common shares	6,906	6,538	6,834	6,543

Weighted average common and dilutive shares	6,926	6,538	6,834	6,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$781	$(1,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts and returns	14	(39)
Provision for excess and obsolete inventories	100	—
Depreciation and amortization	426	445
Amortization of restricted stock	226	158
Write-off of impaired capitalized software	—	185
Change in assets and liabilities:
Trade accounts receivable	(1,804)	1,567
Inventories	(444)	370
Prepaid expenses and other current assets	1,412	536
Other assets	11	(747)
Accounts payable, deferred revenue and accrued liabilities	211	(1,280)
Accrued compensation	614	(263)
Deferred lease obligations	148	(26)

Net cash provided by (used in) operating activities	1,695	(783)

Cash flows from investing activities:
Purchase of property and equipment	(85)	(109)
Purchase of capitalized software	(117)	(144)
Proceeds from the sale of marketable securities	5,166	4,764
Purchase of marketable securities	(2,932)	(4,771)

Net cash provided by (used in) investing activities	2,032	(260)

Cash flows from financing activities:
Borrowings under credit facility	7,000	—
Payments on debt	(7,000)	—
Proceeds from the exercise of stock options	—	2

Net cash provided by financing activities	—	2

Effect of exchange rate changes on cash and cash equivalents	32	(90)
Net increase (decrease) in cash and cash equivalents	3,759	(1,131)
Cash and cash equivalents at beginning of period	7,383	6,384

Cash and cash equivalents at end of period	$11,142	$5,253

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008.
The Company evaluated its June 30, 2009 condensed consolidated financial statements for subsequent events through August 10, 2009, the date the condensed consolidated financial statements were issued. The Company is not aware of any subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.
NOTE 2. — STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” The Company had no unvested stock options nor were any stock options granted during the six months ended June 30, 2009 or 2008, and as a result the Company recorded no stock-based compensation expense related to stock options during the six months ended June 30, 2009 or 2008. The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2009 is 2.33 years and 2.61 years at December 31, 2008.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2008	1,634,271	$9.65
Granted	—	—
Exercised	—	—
Cancelled	(130,000)	7.50

Balance, June 30, 2009	1,504,271	$9.84

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During the six months ended June 30, 2009, there were 385,500 shares granted at a weighted average market price of $1.82. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $113,000 and $108,000 for the three months ended June 30, 2009 and 2008, respectively. Compensation expense related to restricted stock was approximately $226,000 and $158,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there is approximately $1.2 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 3.8 years. At December 31, 2008, there was approximately $1.2 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized which was expected to be recognized over a weighted-average period of 2.5 years. The following summarizes the restricted stock activity for the six months ended June 30, 2009:

	Restricted	Weighted Average
	Stock Shares	Grant Date Value
Nonvested restricted stock at December 31, 2008	232,249	$7.24
Granted	385,500	1.82
Vested	(67,649)	6.39
Cancelled/Forefeited	(53,300)	8.99

Nonvested restricted stock at June 30, 2009	496,800	$2.96

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s marketable securities are classified as “available-for-sale” and are presented at estimated fair value based on quoted prices for similar assets in active markets with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2009 were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities	$—	$9,422	$—	$9,422

Total	$—	$9,422	$—	$9,422

Financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2008 were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities	$—	$11,563	$—	$11,563

Total	$—	$11,563	$—	$11,563

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$1,771	$1,885
Work-in-process	539	378
Finished goods	363	66

Total	$2,673	$2,329

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There were no writedowns during the three months ended June 30, 2009. Writedowns for the six months ended June 30, 2009 were $100,000. There were no such writedowns during the three months and six months ended June 30, 2008.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three months and six months ended June 30, 2009, and thus there was no related gain or loss. For the three months and six months ended June 30, 2008, the Company recognized a gain of approximately $30,000 and $346,000, respectively, related to these foreign exchange contracts. There were no foreign exchange contracts outstanding at June 30, 2009 or December 31, 2008.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2009 and June 30, 2008. During each of the three and six months ended June 30, 2009 and June 30, 2008, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 30% research and development tax credit.
NOTE 7. — RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $403,000, classified as an operating expense, for the six months ended June 30, 2008. Approximately $365,000 of the charges related to severance and fringe benefits and approximately $38,000 of the charges related to lease obligations. These amounts were paid out under the restructuring plan by the end of 2008.
NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At June 30, 2009 and December 31, 2008, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 2.1% and 2.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities and were classified as long-term debt on the accompanying balance sheets.
NOTE 9. — COMPREHENSIVE INCOME (LOSS)
The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$74	$(1,161)	$781	$(1,689)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period, net of tax	48	(81)	94	7
Foreign currency translation adjustment	123	(4)	8	15

Comprehensive income (loss)	$245	$(1,246)	$883	$(1,667)

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) staff position Emerging Issues Task Force 03-6-1 (EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. Accordingly, prior period calculations have been adjusted retrospectively.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss)	$74	$(1,161)	$781	$(1,689)
Weighted average common shares outstanding	6,906	6,538	6,834	6,542
Basic net income (loss) per share	$0.01	$(0.18)	$0.11	$(0.26)

Diluted net income (loss) per share:
Net income (loss)	$74	$(1,161)	$781	$(1,689)
Weighted average common shares outstanding	6,906	6,538	6,834	6,543
Dilutive stock options	20	—	—	—

Weighted average common shares outstanding — assuming dilution	6,926	6,538	6,834	6,543

Diluted net income (loss) per share	$0.01	$(0.18)	$0.11	$(0.26)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,242	1,677	1,545	1,384

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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Europe	$2,878	$1,691	$5,012	$3,590
North America	2,626	1,543	4,683	4,050
Pacific Rim	2,616	3,416	6,846	6,481

Total	$8,120	$6,650	$16,541	$14,121

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product Revenues:
Broadband telecom	$7,229	$6,196	$15,219	$11,975
Enterprise	345	196	434	629
Professional services	257	21	506	138
Other	289	237	382	1,379

Total	$8,120	$6,650	$16,541	$14,121

NOTE 12. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. All prior-period earnings per share data presented are to be adjusted retrospectively to conform to the provisions of EITF 03-6-1. The Company was subject to the provisions of EITF 03-6-1 beginning January 1, 2009. The Company’s adoption of EITF 03-6-1 required the weighted average of its unvested restricted stock awards to be included in the Company’s calculation of basic and diluted earnings per share, which did not have a material impact on the resulting net income (loss) per share.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity is required to make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 condensed consolidated financial statements for subsequent events through August 10, 2009, the date the condensed consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes”, “plans”, “expects”, “intends”, “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
RESULTS OF OPERATIONS
Revenue
Total revenue increased to $8.1 million for the three months ended June 30, 2009, compared to $6.7 million for the same period in the prior year. The increase was primarily attributable to broadband telecom revenue, which increased approximately 17% to $7.2 million for the three months ended June 30, 2009, compared to $6.2 million in the comparable period in the prior year. Our professional services revenue increased significantly to $257,000 for the three months ended June 30, 2009, compared to $21,000 in the comparable period in the prior year. Our enterprise product revenue increased 76% to $345,000 for the three months ended June 30, 2009, compared to $196,000 for the same period in the prior year. All other revenues, increased 22% to $289,000 for the three months ended June 30, 2009, compared to $237,000 for the same period in the prior year.
During the second quarter of 2009, sales to three customers individually accounted for approximately 25%, 24% and 16%, respectively, of our total revenues. During the second quarter of 2008, sales to three customers individually accounted for approximately 30%, 22% and 11% of total revenues, respectively. No other customer accounted for more than 10% of our total revenue in the periods presented.
Total revenue increased to $16.5 million for the six months ended June 30, 2009, compared to $14.1 million in the comparable period for the prior year. The increase in revenue is primarily attributable to our broadband telecom revenues, which increased approximately 27% to $15.2 million for the six months ended June 30, 2009, compared to $12.0 million for the same period in the prior year. Our professional services revenues increased significantly to $506,000 for the six months ended June 30, 2009, compared to $138,000 in the comparable period in the prior year. Our enterprise product revenues decreased by approximately 31% to $434,000, compared to $629,000 for the same period in the prior year. Included in revenues for the first six months of 2008 was a one-time project cancellation fee of $973,000 recorded in the first quarter of 2008 for unique customer requirements for product development work that was discontinued. All other revenues decreased approximately 6% to $382,000 for the six months ended June 30, 2009 from $406,000 for the six months ended June 30, 2008.
Gross Margin
For the three months ended June 30, 2009, gross margin, as a percentage of sales, was 55% compared to 47% for the same period in the prior year. The increase in our gross margin percentage in the second quarter of 2009 was primarily due to a revenue mix shift toward higher margin products. Additionally, gross margin percentage was favorably impacted by improved utilization of our manufacturing facility.
Gross margin as a percentage of sales was 57% and 53% for the six months ended June 30, 2009 and 2008, respectively. The increase in gross margin is primarily due to two factors. During the six months ended June 30, 2009, we experienced a favorable shift in our product mix toward higher margin products when compared to the same period in the prior year. Also, contributing to the increase in our gross margin percentage was an increase in factory utilization in the six months ended June 30, 2009 compared to the same period in the prior year. These factors were partially offset by the effect of the $973,000 project cancellation charge in the first quarter of 2008 described earlier, which had no cost associated with it. We believe that pricing pressures in the industry may dampen our gross margin in future periods and it may continue to be challenging to entirely offset these pressures with incremental supplier cost reductions and factory productivity improvements.

Research and Development
Our investment in the development of new products through research and development was $1.9 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in research and development expense is primarily due to several factors. First, we had a reduction in project related expense of approximately $225,000 compared to the second quarter of 2008. Second, much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Dollar was significantly stronger against the Euro in the second quarter of 2009 compared to the second quarter of 2008. This exchange rate fluctuation resulted in a decrease to research and development expense of approximately $160,000, compared to the same period last year. Third, included in research and development expenses in the second quarter of 2008 was a charge of approximately $115,000 related to software that was originally purchased for the development of a product that was subsequently discontinued. There was no such charge during the second quarter of 2009. Finally, the reduced headcount and facility expense resulting from the restructuring plan we undertook in the first quarter of 2008 decreased research and development expense by approximately $40,000 for the three months ended June 30, 2009, compared to the same period in the prior year. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information on the restructuring plan. As a percentage of total revenue, research and development expense was approximately 24% in the second quarter of 2009 as compared to approximately 38% for the same period for the prior year. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing while revenue increased for the period.
Our investment in research and development was $4.0 million and $5.4 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in research and development expense is primarily due to several factors. First, we had a reduction in project related expense of $465,000 during the six months ended June 30, 2009, compared to the same period in the prior year. Second, the reduced headcount and facility expense resulting from the restructuring plan we undertook in the first quarter of 2008 decreased research and development expense by approximately $345,000 for the six months ended June 30, 2009, compared to the same period in the prior year. Third, a significantly stronger Dollar against the Euro in 2009 resulted in a decrease to research and development expense of approximately $340,000 for the six months ended June 30, 2009, compared to the same period last year. Finally, there were charges of approximately $185,000 during the six months ended June 30, 2008 related to software purchased for the development of products that were subsequently discontinued. There were no such charges during the six months ended June 30, 2009. As a percentage of total revenue, research and development expense was approximately 24% for the six months ended June 30, 2009 and 38% for the six months ended June 30, 2008. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing while revenue increased for the period.
Sales and Marketing
Sales and marketing expenses were $1.6 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively. The increase in sales and marketing expense is primarily due to increased headcount in business development, product management and marketing. The increased headcount resulted in an increase in sales and marketing expense of approximately $230,000 for the three months ended June 30, 2009 compared to the second quarter of 2008. Sales and marketing expense also increased as a result of increased commission and variable compensation expense of approximately $155,000 in the three months ended June 30, 2009 compared to the same period in the prior year. As a percentage of total revenue, sales and marketing expense was approximately 20% for the second quarter of 2009 and 19% for the second quarter of 2008. The increase in sales and marketing expenses as a percentage of total revenue is due to sales and marketing expense increasing at a higher rate than revenue. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.

Sales and marketing expenses were $3.1 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively. The increase in sales and marketing expense is primarily due to increased headcount in business development, product management and marketing. The increased headcount resulted in an increase in sales and marketing expense of approximately $360,000 for the six months ended June 30, 2009 compated to the same period in 2008. Additionally, sales and marketing expense increased as a result of increased commission and variable compensation expense of approximately $315,000 as a result of higher revenues for the first six months of 2009, compared to the same period in 2008. These two increases were partially offset by a significantly stronger Dollar against the Euro in 2009 resulting in a decrease to sales and marketing expense of approximately $140,000 for the six months ended June 30, 2009, compared to the same period last year. Additionally, sales and marketing expenses decreased as a result of the restructuring plan we undertook in the first quarter of 2008 resulting in a reduction of headcount expenses of approximately $138,000 in the first six months of 2009 compared to the same period in 2008. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. As a percentage of total revenue, sales and marketing expense was approximately 19% for both the six months ended June 30, 2009 and 2008.
General and Administrative
General and administrative expenses were $1.1 million for the three months ended June 30, 2009 and 2008. As a percentage of total revenue, general and administrative expenses were approximately 14% in the second quarter of 2009 and 16% for the same period in the prior year. The decrease as a percentage of revenue is due to revenues increasing while general and administrative expense remained relatively consistent. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
General and administrative expenses were $2.3 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. The increase in general and administrative expense is primarily driven by an increased utilization of outside providers for accounting, consulting and legal services, which accounted for approximately $175,000 of the increase. The remainder of the increase relates primarily to the funding of potential variable compensation awards that are being accrued, as it is more likely than not that we will achieve certain targets outlined in the variable compensation plan for 2009. As a percentage of total revenue, general and administrative expense was approximately 14% for both the six months ended June 30, 2009 and 2008.
Restructuring Charge
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the restructuring program was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the restructuring plan, we reduced our workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $38,000, classified as operating expense, during the second quarter of 2008 associated with lease obligations related to a facility closure. During the six months ended June 30, 2008, the Company recorded restructuring charges of $403,000, classified as operating expense, related to severance and fringe benefits and lease obligations. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. There were no such restructuring activities during 2009.
Interest Income, Net
Interest income, net of interest expense, decreased to $78,000 for the three months ended June 30, 2009 from $123,000 in the comparable period in the prior year. Interest income, net of interest expense, was $178,000 for the six months ended June 30, 2009 and $286,000 for the six months ended June 30, 2008. The decrease in interest income, net for each period primarily relates to lower rates of return on our investments during the three and six months ended June 30, 2009 compared to the same periods in 2008, resulting in decreased interest income during the periods.
Other (Loss) Income, Net
Other loss, net, was $3,000 and $6,000 for the three and six months ended June 30, 2009, respectively. Other income, net was $22,000 and $325,000 for the three and six months ended June 30, 2008, respectively. The other loss, net during the periods presented for 2009 primarily relates to changes in foreign currency related to supplier invoices. During 2008, the other income, net was the result of the change in market value of our foreign exchange derivative financial instruments which resulted in income of approximately $30,000 and $346,000 for the three months and six months ended June 30, 2009, respectively. During, the three and six months ended June 30, 2009, we have had no such foreign exchange derivative financial instruments. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes
Our tax benefit rate for the six months ended June 30, 2009 was 155%, compared to a tax benefit rate of 32% for the six months ended June 30, 2008.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2009 and June 30, 2008. During each of the six months ended June 30, 2009 and June 30, 2008, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 30% research and development tax credit.
Net Income (Loss)
We reported a net income of $74,000 for the three months ended June 30, 2009 and net loss of $1.2 million for the three months ended June 30, 2008. Basic and diluted earnings per share for the three months ended June 30, 2009 was $0.01. Basic loss per share for the three months ended June 30, 2008 was ($0.18). The Company reported a net income of $781,000 and a net loss of $1.7 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Basic and diluted earnings per share for the six months ended June 30, 2009 was $0.11. Basic loss per share for the six months ended June 30, 2008 was ($0.26).
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $3.8 million from December 31, 2008 to June 30, 2009 and decreased $1.1 million from December 31, 2007 to June 30, 2008. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the six months ended June 30, 2009 and 2008 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash provided by operating activities totaled $1.7 million for the six months ended June 30, 2009, compared to a net income of $781,000. Provision for uncollectible accounts and returns increased $53,000 for the six months ended June 30, 2009 compared to the same period in 2008. Provision for excess and obsolete inventories increased by $100,000 for the six months ended June 30, 2009, compared to the same period in 2008. Depreciation and amortization decreased slightly for the six months ended June 30, 2009 compared to the same period in 2008. Amortization of restricted stock increased $68,000 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock. Write-offs of impaired capitalized software decreased by $185,000 for the six months ended June 30, 2009 compared to the same period in 2008.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $2.0 million for the six months ended June 30, 2009, primarily driven by the sale of marketable securities. Cash used in investing activities totaled $260,000 for the six months ended June 30, 2008. Cash provided by or used in investing activities in each of the periods presented related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $202,000 for the six months ended June 30, 2009 compared to $253,000 for the six months ended June 30, 2008. The additions for the six months ended June 30, 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. The additions for the six months ended June 30, 2008 primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities were $2.9 million and $4.8 million for the six months ended June 30, 2009 and 2008, respectively. Proceeds from the sale of marketable securities increased to $5.2 million for the six months ended June 30, 2009 compared to $4.8 million for the same period in 2008.

Financing Activities
There was no net cash provided by or used in financing activities for the six months ended June 30, 2009. Net cash provided by financing activities totaled $2,000 for the six months ended June 30, 2008 related to proceeds from employees exercising stock options.
Commitments
Commitments
At June 30, 2009, we had no material commitments to purchase capital assets. However, planned capital expenditures for the remainder of 2009 are estimated at approximately $235,000, a significant portion of which relates to engineering equipment and tools. The remaining planned purchases relate to enhancement to our manufacturing and general office equipment. Our significant long-term obligations as of June 30, 2009, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2009.
Off-Balance Sheet Arrangements
At June 30, 2009 and December 31, 2008, we did not have any off-balance sheet arrangements including foreign exchange contracts.
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
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $459,000 and $745,000 for the three months ended June 30, 2009, and 2008, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $879,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three or six months ended June 30, 2009, and thus there was no related gain or loss. For the three months and six months ended June 30, 2008, we recognized a gain of approximately $30,000 and $346,000, respectively, related to these foreign exchange contracts. There were no foreign exchange contracts outstanding at June 30, 2009 or December 31, 2008.
Market Price Risk
We had no equity hedge contracts outstanding as of June 30, 2009 or December 31, 2008.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2009. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2009. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2008.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At June 30, 2009 and December 31, 2008, our interest rate on the $3.5 million borrowings under the revolving credit facility was 2.1% and 2.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities and were classified as long-term debt on the accompanying balance sheets.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed and, are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 6, 2009, the annual meeting of shareholders of the Company was held. An election of directors of the Company to serve until the next annual meeting for the Company was held. The following six individuals were elected as directors of the Company:

Nominee	Votes cast for	Votes withheld
Paul N. Hug	5,139,709	886,612
Gregory B. Kalush	5,721,417	304,904
Michael J. Myers	5,721,917	304,404
Kenneth V. Spenser	5,721,917	304,404
Christopher B. Strunk	5,721,417	304,904
S. Thomas Thawley	5,390,035	636,286
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibits

3	(a)	Certificate of Incorporation of the registrant. (1)
3	(b)	Amendment to Articles of Incorporation of the registrant. (2)
3	(c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (3)
4	(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (4)
10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)
10	(b)	Second Amendment to lease on Facility at Parkway Center, Phase 1, Plano, Texas (6)
10	(c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (7)
10	(d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (8)
10	(e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (9)
10	(f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(10)

Exhibits

10	(g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(10)
10	(h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(10)
10	(i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(10)
10	(j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(10)
10	(k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(10)
10	(l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(10)
10	(m)	Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated August 31, 2007* (11)
10	(n)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008* (12)
10	(o)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(13)
31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (14)
31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (14)
32	(a)	Section 1350 Certification. (14)
32	(b)	Section 1350 Certification. (14)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference.

(8)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference

(10)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Report on Form 8-K on August 31, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(14)	Filed herewith.

*	Management contract or compensatory plan or arrangement
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: August 10, 2009	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)