Form 10-Q
period 2009-09-30
INTERPHASE CORP
filed 2009-11-06
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009, shares of common stock outstanding totaled 6,911,494.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$11,806	$7,383
Marketable securities	8,723	11,563
Trade accounts receivable, less allowances of $65 and $159, respectively	4,188	4,758
Inventories	2,092	2,329
Prepaid expenses and other current assets	1,906	2,729

Total current assets	28,715	28,762

Machinery and equipment	7,067	6,929
Leasehold improvements	432	422
Furniture and fixtures	587	580

	8,086	7,931
Less-accumulated depreciation and amortization	(7,340)	(7,056)

Total property and equipment, net	746	875

Capitalized software, net	1,195	1,408
Other assets	200	203

Total assets	$30,856	$31,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$772	$1,328
Deferred revenue	148	28
Accrued liabilities	1,451	942
Accrued compensation	1,636	1,163

Total current liabilities	4,007	3,461

Deferred lease obligations	208	1
Long-term debt	3,500	3,500

Total liabilities	7,715	6,962

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,911,494 and 6,573,294 shares issued and outstanding, respectively	691	657
Additional paid in capital	42,929	42,652
Retained deficit	(19,830)	(18,230)
Cumulative other comprehensive loss	(649)	(793)

Total shareholders’ equity	23,141	24,286

Total liabilities and shareholders’ equity	$30,856	$31,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$4,368	$6,888	$20,909	$21,009
Cost of sales	3,269	2,904	10,337	9,585

Gross margin	1,099	3,984	10,572	11,424

Research and development	1,797	1,963	5,752	7,347
Sales and marketing	1,230	1,244	4,329	3,989
General and administrative	860	990	3,145	2,976
Restructuring charge	—	—	—	403

Total operating expenses	3,887	4,197	13,226	14,715

Loss from operations	(2,788)	(213)	(2,654)	(3,291)

Interest income, net	65	133	243	419
Other (loss) income, net	(3)	(175)	(9)	150

Loss before income tax	(2,726)	(255)	(2,420)	(2,722)

Income tax benefit	(345)	(200)	(820)	(978)

Net loss	$(2,381)	$(55)	$(1,600)	$(1,744)

Net loss per share:
Basic EPS	$(0.34)	$(0.01)	$(0.23)	$(0.27)

Diluted EPS	$(0.34)	$(0.01)	$(0.23)	$(0.27)

Weighted average common shares	6,910	6,553	6,894	6,529

Weighted average common and dilutive shares	6,910	6,553	6,894	6,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,600)	$(1,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts and returns	38	(37)
Provision for excess and obsolete inventories	300	—
Depreciation and amortization	636	670
Amortization of restricted stock	307	271
Write-off of impaired capitalized software	—	185
Change in assets and liabilities:
Trade accounts receivable	532	28
Inventories	(63)	242
Prepaid expenses and other current assets	856	859
Other assets	10	(1,226)
Accounts payable, deferred revenue and accrued liabilities	24	(1,443)
Accrued compensation	427	128
Deferred lease obligations	207	(39)

Net cash provided by (used in) operating activities	1,674	(2,106)

Cash flows from investing activities:
Purchase of property and equipment	(122)	(227)
Purchase of capitalized software	(131)	(201)
Proceeds from the sale of marketable securities	7,071	6,853
Purchase of marketable securities	(4,138)	(6,049)

Net cash provided by investing activities	2,680	376

Cash flows from financing activities:
Borrowings under credit facility	10,500	—
Payments on debt	(10,500)	—
Proceeds from the exercise of stock options	4	2

Net cash provided by financing activities	4	2

Effect of exchange rate changes on cash and cash equivalents	65	(139)
Net increase (decrease) in cash and cash equivalents	4,423	(1,867)
Cash and cash equivalents at beginning of period	7,383	6,384

Cash and cash equivalents at end of period	$11,806	$4,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation (NASDAQ: INPH) and subsidiaries (“Interphase” or the “Company”) is a leading global provider of robust building blocks, highly integrated subsystems and innovative gateway appliances in the areas of network connectivity, content management, and packet processing solutions in the converged communications network. This converged network expands from the proprietary telecommunications networks of today to the converged open, but highly secure IP based networks for communications in the Enterprise, Military, Government, and Communications industry of the future. Incorporated in 1977 and building on a more than 30 year history of providing advanced I/O solutions for telecom and enterprise applications, and addressing the need for high speed connectivity, Interphase has established a key leadership role in delivering next generation AdvancedTCA® (ATCA) and AdvancedMC™ (AMC), PCI-x, PCI-e and custom solutions to the marketplace. This leadership role continues as Interphase expands into the Long Term Evolution (LTE) architecture, providing the next generation of solutions for TCP/IP based solutions in the converged next generation network. See Note 11 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008.
The Company evaluated its September 30, 2009 condensed consolidated financial statements for subsequent events through November 6, 2009, the date the condensed consolidated financial statements were issued. The Company is not aware of any subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.
NOTE 2. — STOCK-BASED COMPENSATION
The Company had no unvested stock options nor were any stock options granted during the nine months ended September 30, 2009 or 2008, and as a result the Company recorded no stock-based compensation expense related to stock options during the nine months ended September 30, 2009 or 2008. The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2009 is 2.08 years and 2.61 years at December 31, 2008.
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2008	1,634,271	$9.65
Granted	—	—
Exercised	(1,000)	4.12
Cancelled	(132,500)	7.47

Balance, September 30, 2009	1,500,771	$9.85

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During the nine months ended September 30, 2009, there were 390,500 shares granted at a weighted average market price of $1.87. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $81,000 and $113,000 for the three months ended September 30, 2009 and 2008, respectively. Compensation expense related to restricted stock was approximately $307,000 and $271,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there is approximately $1.2 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 3.7 years. At December 31, 2008, there was approximately $1.2 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized which was expected to be recognized over a weighted-average period of 2.5 years. The following summarizes the restricted stock activity for the nine months ended September 30, 2009:

	Restricted	Weighted Average
	Stock Shares	Grant Date Value
Nonvested restricted stock at December 31, 2008	232,249	$7.24
Granted	390,500	1.87
Vested	(72,616)	6.61
Cancelled/Forefeited	(53,300)	8.99

Nonvested restricted stock at September 30, 2009	496,833	$2.92

NOTE 3. — MARKETABLE SECURITIES
Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 classifies the levels used to measure fair value into the following hierarchy:
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
The Company’s marketable securities are classified as “available-for-sale” and are presented at estimated fair value based on quoted prices for similar assets in active markets with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2009 were as follows (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities	$—	$8,723	$—	$8,723

Total	$—	$8,723	$—	$8,723

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

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$1,578	$1,885
Work-in-process	453	378
Finished goods	61	66

Total	$2,092	$2,329

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months and nine months ended September 30, 2009 were $200,000 and $300,000, respectively. There were no such writedowns during the three months and nine months ended September 30, 2008.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three months and nine months ended September 30, 2009, and thus there was no related gain or loss. For the three months and nine months ended September 30, 2008, the Company recognized a loss of approximately $162,000 and a gain of approximately $184,000, respectively, related to these foreign exchange contracts. There were no foreign exchange contracts outstanding at September 30, 2009 or December 31, 2008.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. — INCOME TAXES
ASC Topic 740, “Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2009 and September 30, 2008. During each of the three and nine months ended September 30, 2009 and September 30, 2008, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 30% research and development tax credit.
NOTE 7. — RESTRUCTURING CHARGE
On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, the Company recorded a restructuring charge of $403,000, classified as an operating expense, for the nine months ended September 30, 2008. Approximately $365,000 of the charges related to severance and fringe benefits and approximately $38,000 of the charges related to lease obligations. These amounts were paid out under the restructuring plan by the end of 2008.
NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At September 30, 2009 and December 31, 2008, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 1.8% and 2.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities and were classified as long-term debt on the accompanying balance sheets.
NOTE 9. — COMPREHENSIVE LOSS
The following table shows the Company’s comprehensive loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(2,381)	$(55)	$(1,600)	$(1,744)
Other comprehensive loss:
Unrealized holding gain (loss) arising during period, net of tax	3	(126)	97	(119)
Foreign currency translation adjustment	39	(193)	47	(178)

Comprehensive loss	$(2,339)	$(374)	$(1,456)	$(2,041)

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) ASC 10-45-68B, “Participating Securities and the Two-Class Method,” related to ASC Topic 260, “Earnings per Share.” ASC 260-10-45-68B states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. Accordingly, prior period calculations have been adjusted retrospectively.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic net loss per share:
Net loss	$(2,381)	$(55)	$(1,600)	$(1,744)
Weighted average common shares outstanding	6,910	6,553	6,894	6,529
Basic net loss per share	$(0.34)	$(0.01)	$(0.23)	$(0.27)

Diluted net loss per share:
Net loss	$(2,381)	$(55)	$(1,600)	$(1,744)
Weighted average common shares outstanding	6,910	6,553	6,894	6,529
Dilutive stock options	—	—	—	—

Weighted average common shares outstanding - assuming dilution	6,910	6,553	6,894	6,529

Diluted net loss per share	$(0.34)	$(0.01)	$(0.23)	$(0.27)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive
	1,332	1,652	1,527	1,501

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
Geographic revenues related to North America and foreign countries is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Pacific Rim	$2,109	$3,353	$8,955	$9,834
North America	1,463	1,940	6,146	5,990
Europe	796	1,595	5,808	5,185

Total	$4,368	$6,888	$20,909	$21,009

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Product Revenues:
Broadband telecom	$3,594	$6,482	$18,813	$18,457
Professional services	368	209	874	347
Enterprise	211	106	645	735
Other	195	91	577	1,470

Total	$4,368	$6,888	$20,909	$21,009

NOTE 12. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In June 2008, the FASB issued ASC 260-10-45-68B, “Participating Securities and the Two-Class Method.” ASC 260-10-45-68B states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. All prior-period earnings per share data presented are to be adjusted retrospectively to conform to the provisions of ASC 260-10-45-68B. The Company was subject to the provisions of ASC 260-10-45-68B beginning January 1, 2009. The Company’s adoption of ASC 260-10-45-68B required the weighted average of its unvested restricted stock awards to be included in the Company’s calculation of basic and diluted earnings per share, which did not have a material impact on the resulting net income (loss) per share.
In May 2009, the FASB issued an Accounting Standard Update (“ASU”) for ASC Topic 855, “Subsequent Events.” ASC 855 as updated sets forth the period after the balance sheet date during which management of a reporting entity must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity is required to make about events or transactions that occurred after the balance sheet date. The Company adopted the new ASU as of June 30, 2009, which was the required effective date. The Company evaluated its September 30, 2009 condensed consolidated financial statements for subsequent events through November 6, 2009, the date the condensed consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 1, 2010. The Company is in the process of evaluating the impact the amended guidance to ASC 605-25 will have on its consolidated financial statements.

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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $4.4 million for the three months ended September 30, 2009, compared to $6.9 million for the same period in the prior year. The decrease was primarily attributable to broadband telecom revenue, which decreased approximately 45% to $3.6 million for the three months ended September 30, 2009, compared to $6.5 million in the comparable period in the prior year. A dramatic slow-down in deployments of telecommunications equipment and services led to a commensurate slow-down in our business activity in supplying the telecommunications equipment manufacturers which dominate our revenue base. Professional services revenue increased 76% to $368,000 for the three months ended September 30, 2009, compared to $209,000 in the comparable period in the prior year. Our enterprise product revenue increased to $211,000 for the three months ended September 30, 2009, compared to $106,000 for the same period in the prior year. All other revenues, increased to $195,000 for the three months ended September 30, 2009, compared to $91,000 for the same period in the prior year.
During the third quarter of 2009, sales to four customers individually accounted for approximately 23%, 17%, 13% and 11%, respectively, of our total revenues. During the third quarter of 2008, sales to four customers individually accounted for approximately 24%, 17%, 13% and 13% of total revenues, respectively. No other customer accounted for more than 10% of our total revenue in the periods presented.
Total revenue decreased slightly to $20.9 million for the nine months ended September 30, 2009, compared to $21.0 million in the comparable period for the prior year. Our broadband telecom revenues increased approximately 2% to $18.8 million for the nine months ended September 30, 2009, compared to $18.5 million for the same period in the prior year. Our professional services revenues increased significantly to $874,000 for the nine months ended September 30, 2009, compared to $347,000 in the comparable period in the prior year. Our enterprise product revenues decreased by approximately 12% to $645,000, compared to $735,000 for the same period in the prior year. Included in revenues for the first nine months of 2008 was a one-time project cancellation fee of $973,000 recorded in the first quarter of 2008 for unique customer requirements for product development work that was discontinued. All other revenues increased approximately 14% to $577,000 for the nine months ended September 30, 2009 from $497,000 for the nine months ended September 30, 2008.

Gross Margin
For the three months ended September 30, 2009, gross margin, as a percentage of sales, was 25% compared to 58% for the same period in the prior year. The decrease in our gross margin percentage in the third quarter of 2009 was primarily due to a revenue mix shift toward lower margin products. During the third quarter 2009, an additional excess and obsolete inventory reserve of $200,000 was established negatively affecting our gross margin percentage. Finally, gross margin percentage was negatively impacted by decreased utilization of our manufacturing facility.
Gross margin as a percentage of sales was 51% and 54% for the nine months ended September 30, 2009 and 2008, respectively. Our gross margin percentage decreased primarily due to the effect of the $973,000 project cancellation fee recorded as revenue in the first quarter of 2008 described earlier, which had no cost associated with it. In addition, gross margin was negatively impacted by an increase of $300,000 in excess and obsolete inventory charges during the nine months ended September 30, 2009, compared to the same period in the prior year. We believe that pricing pressures in the industry may dampen our gross margin in future periods and it may continue to be challenging to entirely offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $1.8 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in research and development expense is primarily related to project related expense which decreased by approximately $120,000 during the three months ended September 30, 2009 compared to the same period in the prior year. Additionally, much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations between the Euro and the Dollar. The Dollar was stronger against the Euro in the third quarter of 2009 compared to the third quarter of 2008. This exchange rate fluctuation resulted in a decrease to research and development expense of approximately $50,000, compared to the same period in the prior year. As a percentage of total revenue, research and development expense was approximately 41% in the third quarter of 2009 as compared to approximately 28% for the same period for the prior year. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense during the period.
Our investment in research and development was $5.8 million and $7.3 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in research and development expense is principally related to several factors. First, we had a reduction in project related expense of $625,000 during the nine months ended September 30, 2009, compared to the same period in the prior year. Second, the reduced headcount and facility expense resulting from the restructuring plan we undertook in the first quarter of 2008 decreased research and development expense by approximately $345,000 for the nine months ended September 30, 2009, compared to the same period in the prior year. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. Third, a significantly stronger Dollar against the Euro in 2009 resulted in a decrease to research and development expense of approximately $390,000 for the nine months ended September 30, 2009, compared to the same period last year. Finally, there were charges of approximately $185,000 during the nine months ended September 30, 2008 related to software purchased for the development of products that were subsequently discontinued. There were no such charges during the nine months ended September 30, 2009. As a percentage of total revenue, research and development expense was approximately 28% for the nine months ended September 30, 2009 and 35% for the nine months ended September 30, 2008. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing at a higher rate than revenue during the period.
Sales and Marketing
Sales and marketing expenses were $1.2 million for both the three months ended September 30, 2009 and 2008. As a percentage of total revenue, sales and marketing expense was approximately 28% for the third quarter of 2009 and 18% for the third quarter of 2008. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing while sales and marketing expense remained consistent.

Sales and marketing expenses were $4.3 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in sales and marketing expense is primarily due to increased headcount in business development, product management and marketing. The increased headcount resulted in an increase in sales and marketing expense of approximately $535,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Additionally, sales and marketing expense increased as a result of increased commission and variable compensation expense of approximately $225,000. These two primary increases were partially offset by several factors including a significantly stronger Dollar against the Euro in 2009. The stronger Dollar against the Euro resulted in a decrease to sales and marketing expense of approximately $155,000 for the nine months ended September 30, 2009, compared to the same period last year. Additionally, sales and marketing expenses decreased as a result of a reduction in tradeshow and evaluation board expenses of approximately $150,000. Sales and marketing expenses also decreased as a result of the restructuring plan we undertook in the first quarter of 2008 resulting in a reduction of headcount expenses of approximately $138,000 in the first nine months of 2009 compared to the same period in 2008. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. As a percentage of total revenue, sales and marketing expense was approximately 21% for the nine months ended September 30, 2009 and 19% for the nine months ended September 30, 2008. The increase in sales and marketing expense as a percentage of total revenue is due to revenue decreasing while sales and marketing expense increased during the period. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue and profit results.
General and Administrative
General and administrative expenses were $860,000 and $990,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease in general and administrative expenses was primarily due to the release of previously accrued potential variable compensation awards in the third quarter of 2009. As a percentage of total revenue, general and administrative expenses were approximately 20% in the third quarter of 2009 and 14% for the same period in the prior year. The increase as a percentage of revenue is due to revenue decreasing at a higher rate than general and administrative expense.
General and administrative expenses were $3.1 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in general and administrative expense is primarily driven by an increased cost of outside providers for accounting, consulting and legal services, which accounted for approximately $135,000. As a percentage of total revenue, general and administrative expense was approximately 15% and 14% for the nine months ended September 30, 2009 and 2008, respectively. The increase as a percentage of revenue is due to revenue decreasing while general and administrative expense increased slightly. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
Restructuring Charge
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the restructuring program was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the restructuring plan, we reduced our workforce by 14 employees. During the nine months ended September 30, 2008, the Company recorded restructuring charges of $403,000, classified as operating expense, related to severance and fringe benefits and lease obligations. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information. There were no such restructuring activities during 2009.
Interest Income, Net
Interest income, net of interest expense, decreased to $65,000 for the three months ended September 30, 2009 from $133,000 in the comparable period in the prior year. Interest income, net of interest expense, was $243,000 for the nine months ended September 30, 2009 and $419,000 for the nine months ended September 30, 2008. The decrease in interest income, net for each period primarily relates to lower rates of return on our investments during the three and nine months ended September 30, 2009 compared to the same periods in 2008, resulting in decreased interest income during the periods.
Other (Loss) Income, Net
Other loss, net, was $3,000 and $175,000 for the three months ended September 30, 2009 and 2008, respectively. Other loss, net was $9,000 for the nine months ended September 30, 2009. Other income, net was $150,000 for the nine months September 30, 2008. During 2008, the other income and loss, net was the result of the change in market value of our foreign exchange derivative financial instruments which resulted in a loss of approximately $162,000 for the three months ended September 30, 2008 and a gain of approximately $184,000 for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, we have had no such foreign exchange derivative financial instruments. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes
Our tax benefit rate for the nine months ended September 30, 2009 was 34%, compared to a tax benefit rate of 36% for the nine months ended September 30, 2008.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2009 and September 30, 2008. During each of the nine months ended September 30, 2009 and September 30, 2008, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 30% research and development tax credit.
Net Loss
We reported a net loss of $2.4 million and $1.6 million for the three months and nine months ended September 30, 2009, respectively. Basic and diluted loss per share for the three months and nine months ended September 30, 2009 was ($0.34) and ($0.23), respectively. The Company reported a net loss of $55,000 and $1.7 million for the three and nine months ended September 30, 2008, respectively. Basic and diluted loss per share for the three and nine months ended September 30, 2008 was ($0.01) and ($0.27), respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $4.4 million from December 31, 2008 to September 30, 2009 and decreased $1.9 million from December 31, 2007 to September 30, 2008. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2009 and 2008 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash provided by operating activities totaled $1.7 million for the nine months ended September 30, 2009, compared to a net loss of $1.6 million. Provision for uncollectible accounts and returns increased $131,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Provision for excess and obsolete inventories increased by $300,000 for the nine months ended September 30, 2009, compared to the same period in 2008. Depreciation and amortization decreased by $34,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Amortization of restricted stock increased $36,000 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on restricted stock. Write-offs of impaired capitalized software decreased by $185,000 for the nine months ended September 30, 2009 compared to the same period in 2008.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $2.7 million and $376,000 for the nine months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities in each of the periods presented related principally to proceeds from the sale of marketable securities partially offset by disbursements for additions to property and equipment, capitalized software and investments in marketable securities. Additions to property and equipment and capitalized software were $253,000 for the nine months ended September 30, 2009 compared to $428,000 for the nine months ended September 30, 2008. The additions for the nine months ended September 30, 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. The additions for the nine months ended September 30, 2008 primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities were $4.1 million and $6.0 million for the nine months ended September 30, 2009 and 2008, respectively. Proceeds from the sale of marketable securities increased to $7.1 million for the nine months ended September 30, 2009 compared to $6.9 million for the same period in 2008.

Financing Activities
Cash provided by financing activities totaled $4,000 and $2,000 for the nine months ended September 30, 2009 and 2008, respectively. For both periods presented net cash provided by financing activities related to proceeds from employees exercising stock options.
Commitments
Commitments
At September 30, 2009, we had no material commitments to purchase capital assets. However, planned capital expenditures for the remainder of 2009 are estimated at approximately $75,000, a significant portion of which relates to engineering equipment and tools. The remaining planned purchases relate to enhancement to our manufacturing and general office equipment. Our significant long-term obligations as of September 30, 2009, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2009.
Off-Balance Sheet Arrangements
At September 30, 2009 and December 31, 2008, we did not have any off-balance sheet arrangements including foreign exchange contracts.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $476,000 and $572,000 for the three months ended September 30, 2009, and 2008, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $1.4 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by us at any point during the three or nine months ended September 30, 2009, and thus there was no related gain or loss. For the three months and nine months ended September 30, 2008, we recognized a loss of approximately $162,000 and a gain of approximately $184,000, respectively, related to these foreign exchange contracts. There were no foreign exchange contracts outstanding at September 30, 2009 or December 31, 2008.

Market Price Risk
We had no equity hedge contracts outstanding as of September 30, 2009 or December 31, 2008.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2009. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2009. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2008.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0%, if LIBOR is greater than 2.5%, otherwise the applicable margin rate is 1.5%. At September 30, 2009 and December 31, 2008, our interest rate on the $3.5 million borrowings under the revolving credit facility was 1.8% and 2.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities and were classified as long-term debt on the accompanying balance sheets.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibits

3	(a)	Certificate of Incorporation of the registrant. (1)
3	(b)	Amendment to Articles of Incorporation of the registrant. (2)
3	(c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (3)
4	(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (4)
10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)
10	(b)	Second Amendment to lease on Facility at Parkway Center, Phase 1, Plano, Texas (6)
10	(c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (7)
10	(d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (8)
10	(e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (9)
10	(f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(10)
10	(g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(10)
10	(h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(10)
10	(i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(10)
10	(j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(10)
10	(k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(10)
10	(l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(10)
10	(m)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008* (11)
10	(n)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(12)
31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (13)
31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (13)
32	(a)	Section 1350 Certification. (13)
32	(b)	Section 1350 Certification. (13)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Current Report on Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 10, 2008, and incorporated herein by reference.

(8)	Filed as an exhibit to Current Report on Form 8-K on December 24, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to Current Report on Form 8-K on December 31, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Current Report on Form 8-K on November 17, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(13)	Filed herewith.

*	Management contract or compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: November 6, 2009	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)