Form 10-K
period 2009-12-31
INTERPHASE CORP
filed 2010-03-19
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2009, was approximately $34,300,000. As of March 12, 2010, shares of common stock outstanding totaled 6,832,574.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
Item 1. Business.
Introduction
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers high-performance, high-quality embedded computing solutions for network connectivity, interworking, packet processing, LTE and WiMAX base station and security applications for the communications, aerospace/defense and enterprise markets. Founded in 1974, Interphase provides customized commercial-off-the-shelf (COTS) products as well as expert engineering design services and contract manufacturing services. The Company plays a leadership role in next-generation AdvancedTCA® (ATCA), AdvancedMCTM (AMC), PCI-X, and PCIe standards and solutions. Interphase is headquartered in Plano, Texas, with manufacturing facilities in Carrollton, Texas, research and development centers in Plano, Texas and in Chaville, France, and sales offices across the globe. Clients include Alcatel-Lucent, Dialogic, Emerson Network Power, Fujitsu Ltd., Hewlett-Packard, Samsung, Sonus, and Sun Microsystems.
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
AdvancedTCA® or ATCA (Advanced Telecommunications Computing Architecture) — The next generation of platform architecture beyond CompactPCI defined by the PICMG standards body as the PICMG 3.0 series of specifications. This architecture affords greater bandwidth, processing and board density, cooling abilities, and memory, while enabling delivery of highly reliable, scalable and manageable telecommunications products to meet the growing needs of next-generation applications for converged communications networks. AdvancedTCA is a registered trademark of PICMG.
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

Base Station — A fixed station used for communication with mobile stations, most commonly handsets. Each cell in a cellular network requires a base station.
Baseband — In telecommunications and signal processing, baseband describes signals and systems whose range of frequencies is measured from zero to a maximum bandwidth or highest signal frequency; it is sometimes used as a noun for a band of frequencies starting at zero. The term baseband products refers to products that handle baseband signals, as opposed to handling pure digital data.
Broadband — A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice grade line.
Building Blocks — The basic board-level products used in a system; these products are combined with other hardware and software building blocks to build a network element, system and/or application.
CompactPCI® (cPCI) — An industrial-grade variation of the PCI bus standard that utilizes the Versa Module Eurocard (VME) form factor. CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (99.999%) reliability. Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.
CompactPCI Packet Switching Backplane (cPSB) — The newest generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology serves as the foundation for the new AdvancedTCA standard architecture from PICMG.
eNodeB — The term used in LTE networks to denote the base station in the radio access network. In contrast with UMTS base stations, eNodeB uses OFDMA/SC-FDMA as air transport technology. As in all cellular systems, such as UMTS and GSM, eNodeB contains radio frequency transmitter(s) and the receiver(s) used to communicate directly with mobile devices, which move freely around it. In this type of cellular network, the mobile devices cannot communicate directly with each other but have to communicate with the base stations.
Embedded Computing Systems — Computer systems designed to perform one or a few dedicated functions often with real-time computing constraints. It is embedded as part of a complete device often including hardware and mechanical parts. By contrast, a general-purpose computer, such as a personal computer, is designed to be flexible and to meet a wide range of end-user needs. Embedded systems control many devices in common use today.
Femtocell — Originally known as an Access Point Base Station, a femtocell is a small cellular base station, typically designed for use in residential or small business environments. It connects to the service provider’s network via broadband (such as DSL or cable); current designs typically support two to four active mobile phones in a residential setting. A femtocell allows service providers to extend service indoors, especially where access would otherwise be limited or unavailable. The femtocell incorporates the functionality of a typical base station but extends it to allow a simpler, self-contained deployment.

Field Programmable Gate Array (FPGA) — A user-configurable logic device in the form of a microprocessor. FPGAs comprise a variety of devices which contain memory that holds user-defined logic constructs and interconnects.
Gateway Appliances — Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.
Gigabit Ethernet (GigE) — A family of frame-based computer networking technologies for local area networks (LANs). Ethernet operates over twisted wire, coaxial cable and fiber optic cables at speeds starting at 10 Mbps. The original 10 Mbps specification was extended to a speed of 100 Mbps transmission bandwidth with Fast Ethernet and to 1 Gbps with Gigabit Ethernet. GigE is now the most popular variant being deployed. Ethernet itself has evolved to the next 10 Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10 Gbps is expected to become a commonplace offering in enterprise and service provider networks.
Interworking — The ability to seamlessly communicate between devices supporting dissimilar protocols, such as frame relay and Asynchronous Transfer Mode (ATM), by translating between the protocols, not through encapsulation.
Internal TDM (I-TDM) — It is an aggregated voice over packet protocol that is optimized for voice LANs and packet backplanes (i.e. connecting telephony equipment within the same chassis, room or building). I-TDM is a PICMG standard optimized to transport and switch 64 Kbps low-latency communications traffic over gigabit Ethernet based packet backplanes.
Internet Protocol (IP) — The standard method or protocol by which data is sent from one computer to another on the Internet.
Long Term Evolution (LTE or 3GPP LTE) — LTE is the name given to a project within the 3rd Generation Partnership Project (3GPP) to improve the Universal Mobile Telecommunications System (UMTS) mobile phone standard to cope with future technology evolutions. Goals include improving spectral efficiency, lowering costs, improving services, making use of new spectrum and reframed spectrum opportunities, and better integration with other open standards. A characteristic of so-called “4G” networks such as LTE is that they are fundamentally based upon TCP/IP, the core protocol of the Internet, with higher-level services such as voice, video, and messaging, built on top of this.
Media Converter — Media Converters make it possible to connect two dissimilar media types. Media converters can connect different LAN media, modifying duplex and speed settings. Switching media converters can connect legacy 10BaseT segments to more recent 100Base-X or 100Base-FX fast Ethernet infrastructure.
Microcell — A cell in a mobile communications network served by a low-power cellular base station that covers a limited area, such as a mall, hotel or transportation hub.
OC-3/STM-1 — The American and European standards (respectively) for optical connections at 155.52 Mbps. This line speed is very common in telecommunications access networks.
Packet Processing — Real-time wire-speed analysis and processing of packets in an IP network.

PCI Industrial Computer Manufacturers Group (PICMG) — A consortium of companies who collaboratively develop open specifications for high performance telecommunications and industrial computing applications. It is a technical standards governing body responsible for specifying technical requirements of specific systems architectures, including PCI, CompactPCI, cPSB, and AdvancedTCA. Standardized architectures are intended to provide a common set of rules and parameters for creating a system. The resulting benefit of such specifications is interoperability among multiple vendors for complementary systems, thereby providing alternatives to market monopolies created by proprietary system architectures.
PCI Mezzanine Card (PMC) — A low-profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.
Picocell — A mobile communications base station system that provides smaller and more localized coverage (e.g. in-door areas) than a microcell.
Restriction of Hazardous Substances Directive (RoHS) — The directive of the restriction of the use of certain hazardous substances in electrical and electronic equipment was adopted in February 2003 by the European Union. The RoHS directive took effect on July 1, 2006, and restricts the use of hazardous materials in the manufacture of various types of electronic and electrical equipment. RoHS is often referred to as the lead-free directive but besides lead it also restricts the use of mercury, cadmium, hexavalent chromium, polybrominated biphenyls and polybrominated diphenyl ether. The maximum permitted concentrations are .1% or 1000 ppm by weight of homogeneous material.
Signaling System 7 (SS7) — The protocols used in the public switch telephone network (PSTN) for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier and it also routes local calls based on the first three digits of the phone number.
Synchronous Optical Network (SONET) — A family of fiber optic transmission rates created to provide the flexibility needed to transport many digital signals with different capacities, and to provide a design standard for manufacturers.
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
Time-division multiplexing (TDM) — A type of digital or analog multiplexing in which two or more signals, or bit streams, are transferred apparently simultaneously as sub-channels in one communication channel, but physically are taking turns on the channel.

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

Mission
The Company’s mission is to provide innovative, high-performance embedded computing solutions to the converging voice, data, and video communication segments of telecommunications, enterprise, and aerospace/defense markets. Interphase will do this by providing robust building blocks, highly integrated subsystems and innovative gateway appliances, along with engineering design and manufacturing services to help speed the Company’s customers’ market entry, cut their time to market, and reduce their cost of solution deployment.
Recent Developments
In 2009, the Company delivered an expansive portfolio of products based on the requests for proposals (RFP’s), internal strategic product concept development, design wins in previous years, and other customer engagements. The Company managed to almost hold its revenue position in 2009, despite a global economic slowdown that significantly impacted the telecommunications equipment market sector.
In most major economies across the world, the deployment of new telecommunications equipment and services retreated in 2009. However, Asia, especially China, has been a notable exception where there was a solid pattern of equipment deployment throughout the year. Interphase benefited from China’s 3G network rollout, but only to a very limited degree. The main reason is that the Company’s traditional customers (Western TEMs) were awarded only a small portion of Chinese carriers’ equipment capital spending. Such market dynamics are a clear reflection of an historic transformation as a result of the following “mega-trends:”
•	Shift from “developed country” to “emerging country” subscriber demand with a much lower price point for equipment and services

•	Significant competition from Asian (Chinese) suppliers, especially for Asian demand (which tends to be price sensitive rather than performance sensitive)

•	Shift from circuit-switched network to packet-based IP network
With these trends in mind, and the uncertain global economic picture as a backdrop, Interphase accelerated its portfolio and market expansion. The Company focused on increasing the breadth of its line of products, strengthening its portfolio of interworking solutions and diversifying into attractive adjacent markets. Key actions taken include the following:
•	The Company rapidly developed a new line of baseband products for LTE and WiMAX networks. These solutions, targeting high-performance mobile broadband networks through 4th generation (4G) microcell, picocell and enterprise femtocell radio access, offer customers significant “time to market”, “time to revenue” and cost reduction advantages. Two of these products are the iSPAN 36701 and 36702 Wireless Base Station Modules that were announced in the first quarter of 2010. These powerful, application-ready, small-form-factor modules support pre-integrated protocol layers and are ready to combine with the radio head in 4G wireless base station applications. Interphase also offers its customers professional integration services to help them modify any of these solutions to meet their stringent requirements, regardless of the application. The Company believes that these new baseband modules provide a significantly reduced footprint and price point over the commercially available alternatives in the market today. These products should also expand the benefits of broadband delivery to various industries outside of traditional telecommunications providers.

•	The Company expanded its current interworking product line by launching a channelized OC-3/STM-1 AMC product called the iSPAN 3651. This product utilizes the WintegraWinPath2TM and offers new levels of interworking processing that is needed in markets with densely populated wireless environments, such as China. The interworking product line previously included both the 3650 AMC and the 92XX Gateway family. These products provide the necessary protocol interworking between the TDM networks and IP-based networks, and typically offer our customers a significant cost reduction from alternative approaches to accomplish the interworking function.

•	The Company is expanding its offering in the packet processing product line, providing solutions that will bring innovative products and increased processing density to customers in these markets. The expansion includes the introduction of iSPAN 36MC1 Packet Processer, which is newest addition to the Company’s portfolio of high-performance packet processor products based on OCTEON Plus multi-core processor architecture from Cavium Networks.

•	The Company is also broadly expanding its current services capabilities by formally offering engineering design services and contract manufacturing services to the market. Among Interphase’s many strengths, the Company’s quality of products, process discipline, engineering and manufacturing capabilities have consistently been identified by customers as a key core competency that they consider being world class. The Company decided to offer contract manufacturing as a new service. With very little start-up costs, the Company believes that it can differentiate itself on the basis of customer responsiveness, high quality, low total cost of engagement and overall “one stop shop” experience, offering off-the-shelf products, design services and manufacturing services under one roof.

•	The Company has been taking steps to expand into the aerospace/defense market by offering products to this industry’s large defense contractors. This is a market that favors domestic developers and manufacturers. The Company believes that many of the embedded computing technologies and product form factors already perfected within the communications space will directly apply to this market, although the Company will certainly have to expand form factor support and change some components and processes to comply with a more ruggedized environment. While, there has been a lot of consolidation with this market, it remains largely fragmented, and it accepts new entrants.
General
With the expanded focus as described above, along with the Company’s current high-performance and high-quality product portfolio, ease of integration, highly capable development, and strong customer support and professional services for customization and integration services, Interphase has established itself as a “trusted partner” to its global TEM customer base. The Company’s proven capability to provide cost-effective and high-value solutions enables its customers to deliver advanced infrastructure solutions in faster timeframes. The following are the key components of the Company’s advantages and offerings.

The Interphase Advantage
      Versatile product set
•	Products built with proven modular building blocks

•	High-performance products by design

•	Customization services for specific application needs
     Outstanding performance, quality and reliability
•	Designed to meet scalability and reliability requirements for systems solutions
      Dedicated development and deployment support
•	Committed to customers’ success

•	Act as an extension of customers’ engineering and support organizations
     Interphase promise
•	Designed to Perform. Designed to Last. ®
Products - Interphase offers solutions primarily in the following four categories, supporting various form factors such as AMC, PCI-X, PCIe, cPCI, and PMC as well as related software applications:
     Network Connectivity
•	T1/E1 communication controllers that primarily support SS7 signaling

•	OC-3/STM-1 ATM network interface cards (NICs)

•	Ethernet NICs
     Interworking
•	OC-3/STM-1 interworking modules

•	Gateway appliances (broadband access gateway and media converter)
     Multi-core Packet Processors
•	GigE packet processors

•	10 GigE packet processors
      Wireless Base Station Modules
•	LTE eNodeB module

•	WiMAX base station module

Services - Interphase offers solutions in two basic categories:
     Engineering Design Services
•	Specifications gathering

•	Program management

•	Detailed design (high performance/cost optimized)

•	Rapid prototyping
     Contract Manufacturing
•	Branding and control

•	Production assembly

•	Integration

•	Testing and delivery
Marketing and Customers
The Company’s broadband telecommunications products are sold to TEMs for inclusion into telecommunications and networking infrastructure solutions designed for use in both wireline and wireless carrier networks. Enterprise products are delivered to server manufacturers for integration into server platforms for delivery of high-performance application platforms for enterprise networking.
During 2009, sales to Alcatel-Lucent, Emerson and Nokia Siemens Networks were $6.7 million or 26%, $5.0 million or 20% and $4.8 million or 19%, respectively of the Company’s consolidated revenues. During 2008, sales to Nokia Siemens Networks, Alcatel-Lucent and Emerson were $6.0 million or 23%, $5.6 million or 21% and $3.1 million or 12% of the Company’s consolidated revenues, respectively. During 2007, sales to Alcatel-Lucent and Emerson were $9.5 million or 31% and $5.1 million or 17% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distributors. In addition to the Company’s headquarters in Plano, Texas, the Company has sales offices located in or near Los Angeles, California; Newark, New Jersey; Amsterdam, Holland; Helsinki, Finland; and Paris, France. The Company’s direct sales force sells products directly to key customers and supports manufacturers’ representatives and the distribution channel. In addition, the Company has entered into distribution agreements with key international distributors located in countries in North America, Asia and Europe. See Note 14 of the accompanying Notes to the Consolidated Financial Statements for information regarding the Company’s geographic assets and revenues.
Manufacturing and Supplies
Manufacturing operations are conducted at the Company’s manufacturing facility located in Carrollton, Texas. The Company’s products consist primarily of various integrated circuits, other electronic components and firmware assembled onto internally designed printed circuit board.

The Company uses sole-sourced components on some of its products, as well as standard off-the-shelf items. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relationships with its vendors.
The Company generally does not manufacture products to stock finished goods inventory, as substantially all of the Company’s production is dedicated to specific customer purchase orders. As a result, the Company has limited requirements to maintain significant finished goods inventories.
Intellectual Property and Patents
While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate and adapt to technology changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products. The Company intends to create a patent portfolio, however at present it does not hold any patents relative to its current product lines. Instead, the Company relies upon a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company’s products. Furthermore, the laws of some countries do not provide the same degree of protection of the Company’s proprietary information, as do the laws of the United States. Finally, the Company’s adherence to industry-wide technical standards and specifications may limit the Company’s opportunities to provide proprietary product features suitable for intellectual rights protection.
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
Employees
At December 31, 2009, the Company had 125 full-time employees, of which 40 were engaged in manufacturing and quality assurance, 40 in research and development, 23 in sales, sales support, customer service and marketing and 22 in general management and administration.
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
Competition
The Company’s competition includes embedded computing vendors specifically dedicated to telecommunication and enterprise I/O market segments. In the case of specific product offerings, Interphase may also face competition from the in-house design teams at the TEMs. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share. Our products and services compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, customer support skills, ease of integration, time-to-market delivery capabilities, flexibility and compliance with industry standards. Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize additional off-the-shelf products for their product design.
Item 1A. Risk Factors.
The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.
The global credit and financial markets have been experiencing extreme disruptions for more than a year now, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors, or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current and potential future disruptions in the credit and financial markets and adverse global economic conditions. There can be no assurance that if the current uncertain economic conditions continue that it will not have a material adverse effect on our operating results, financial condition and cash flows.
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
Certain components used in our products are currently available from one or only a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available with acceptable prices and terms. Inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect gross margins, either of which could have a material adverse effect on operating results, financial condition and cash flows.
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
In 2009, we derived approximately 71% of our revenues from sales outside of North America. Economic and political conditions in some of these markets as well as different legal, tax, accounting and other regulatory requirements may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations (See Item 7A — Foreign Currency Risk).
We may require additional working capital to fund operations and expand our business.
We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:
•	fund research and development of new products beyond what is expected in 2010;

•	expand product and service offerings beyond what is contemplated in 2010 if unforeseen opportunities arise;

•	take advantage of potential acquisition opportunities in the current economic environment;

•	invest in businesses and technologies that complement our current operations; or

•	respond to unforeseen competitive pressures.
Our future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. From time to time, we expect to evaluate the acquisition of, or investment in businesses and technologies that complement our current operations. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. The sale of additional equity securities could result in additional dilution to shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable, if at all. If adequate funds are not available on acceptable terms, our ability to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures would be limited. This limitation could negatively impact our results of operations, financial condition and cash flows.
We have incurred significant losses.
We posted a net loss of approximately $5.6 million, $3.0 million and $1.2 million, for the years ended December 31, 2009, 2008 and 2007 respectively. In order to achieve profitability consistently, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, then the market price of our common stock will likely be negatively impacted.
We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.
The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the telecommunications and networking industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in our common stock can have a disproportionately large impact on the price of our common stock.
2010 is expected to be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
For the years ending December 31, 2009, 2008 and 2007, management completed its assessments of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). The year ending December 31, 2010, is expected to be the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404. As a result of the ongoing interpretation of new guidance issued by the standards-setting community and the audit testing yet to be completed, our internal controls over financial reporting may include one or more unidentified material weaknesses, which would result in us receiving an adverse opinion on internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of the common stock.

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
Item 4. Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since January 1984, shares of the Company’s common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2008 and 2009 as reported by the NASDAQ Global Market.

2008	High	Low
First Quarter	9.93	4.52
Second Quarter	4.90	3.20
Third Quarter	3.45	2.80
Fourth Quarter	2.99	1.59

2009	High	Low
First Quarter	3.20	1.44
Second Quarter	6.07	3.15
Third Quarter	5.60	3.94
Fourth Quarter	4.50	2.21
The Company had approximately 1,900 beneficial owners of its common stock, of which 87 were of record, as of March 12, 2010.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.
Stock Performance Graph
The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2009, 2008, 2007, 2006 and 2005 with the cumulative total return of the NASDAQ composite index and the Dow Jones US Telecommunications Equipment TSM Index. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2004 in the Common Stock of the Company and in each of the foregoing indices and assumes reinvestment of dividends.
Cumulative Return

	12/04	12/05	12/06	12/07	12/08	12/09

Interphase Corporation	100	52	99	123	20	31
NASDAQ Composite	100	101	114	124	73	106
Dow Jones US
Telecommunications
Equipment TSM Index	100	101	117	120	71	108
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Interphase Corporation, The NASDAQ Composite Index
And The Dow Jones US Telecommunications Equipment TSM Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations at or for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, and the notes thereto appearing elsewhere herein, as applicable. In accordance with Accounting Standards Codification (“ASC”) 10-45-68B, “Participating Securities and the Two-Class Method,” which became effective January 1, 2009, prior period share data and corresponding EPS figures has been adjusted retrospectively.
It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, for the years ended December 31, 2009, 2008, and 2007.
Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007	2006	2005

Revenues	$25,585	$26,231	$30,780	$33,403	$30,852

Gross margin	12,289	14,031	17,591	18,126	16,097

Research and development	7,970	9,198	10,216	8,226	7,974
Sales and marketing	5,753	5,237	5,614	5,405	6,310
General and administrative	4,275	4,100	4,692	3,926	3,531
Restructuring charge	1,236	403	—	—	600

(Loss) income from operations	(6,945)	(4,907)	(2,931)	569	(2,318)
Other income, net	289	618	1,128	1,112	237

(Loss) income before income tax	(6,656)	(4,289)	(1,803)	1,681	(2,081)
Income tax (benefit) provision	(1,102)	(1,263)	(609)	(405)	218

Net (loss) income	$(5,554)	$(3,026)	$(1,194)	$2,086	$(2,299)

Net (loss) income per share
Basic EPS	$(0.81)	$(0.46)	$(0.19)	$0.34	$(0.39)
Diluted EPS	$(0.81)	$(0.46)	$(0.19)	$0.33	$(0.39)
Weighted average common shares	6,899	6,550	6,240	6,059	5,841
Weighted average common and dilutive shares	6,899	6,550	6,240	6,333	5,841

Balance Sheet Data:
(In thousands)

	December 31,
	2009	2008	2007	2006	2005

Working capital	$21,257	$25,301	$27,030	$26,604	$24,554

Total assets	28,647	31,248	36,180	34,062	29,194

Total liabilities	9,385	6,962	8,918	8,262	6,696

Shareholders’ equity	$19,262	$24,286	$27,262	$25,800	$22,498
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, effects of the ongoing crisis in global credit and financial markets, our reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the availability of products, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
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
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.

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

Fair Value of Financial Instruments: The Company’s financial instruments and marketable securities are accounted for in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation.”
Tax Assessments: The Company is periodically engaged in various tax audits by federal, state and foreign governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings, if applicable.
Income Taxes: The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of ASC Topic 740, “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets. The Company recognizes the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Cost of sales	52.0%	46.5%	42.8%

Gross margin	48.0%	53.5%	57.2%

Research and development	31.1%	35.1%	33.2%
Sales and marketing	22.5%	20.0%	18.2%
General and administrative	16.7%	15.6%	15.2%
Restructuring charge	4.8%	1.5%	—

Loss from operations	(27.1)%	(18.7)%	(9.5)%

Interest income, net	1.2%	2.0%	2.5%
Other (loss) income, net	(0.1)%	0.4%	1.2%

Loss before income tax	(26.0)%	(16.3)%	(5.9)%
Income tax benefit	(4.3)%	(4.8)%	(2.0)%

Net loss	(21.7)%	(11.5)%	(3.9)%

OVERVIEW
In most major economies throughout the world, deployment of new telecommunications equipment and services retreated in 2009 and this was reflected in our financial results. Asia has been a notable exception to this trend. China in particular showed a solid pattern of equipment deployment throughout the year. To date, however, much of the equipment deployment has been supplied by Chinese equipment producers at very aggressive prices. Chinese suppliers are using their low cost engineering and production as a competitive weapon to combat foreign equipment providers from gaining any meaningful share of these large deployments, and as a result our customers have not been very successful in combating this strategy and getting additional share in this thriving geographic market. Pricing is critical in the Asian markets because the average revenue per user in these markets is estimated to be only 20% of the average revenue per user in the comparable North American and European markets. When our customers are awarded new business, they are often required to supply equipment with a very short lead time, thus intensifying the financial and operational pressure on their supply chain.
We have responded to this pressure by examining our processes and looking for ways to shorten our lead time requirements. We have worked very hard to manage our resources and working capital in an effort to maintain a strong balance sheet through these uncertain times. The telecom equipment demand picture for 2010 remains very difficult to predict. Therefore, in 2010 we plan to embark upon a multi-tiered strategy to diversify into a number of new business opportunities and also diversify our customer base for existing products and services. Specifically, we have begun to target engineering design services and contract manufacturing opportunities to take full advantage of our competitive core skill sets already in place. At the same time, we plan to feature a number of new innovative solutions that we believe will expand our presence within the traditional telecom sector, but potentially open up new market segments with the broader communications marketplace.
RESULTS OF OPERATIONS
Revenues: Total revenues for the years ended December 31, 2009, 2008 and 2007 were $25.6 million, $26.2 million and $30.8 million, respectively. Revenues decreased slightly in 2009 compared to 2008. This decrease was primarily driven by two factors. During 2008 we received a one-time cancellation fee of $973,000, which was included in other revenue for unique customer requirements for product development work that was discontinued. There was no similar fee earned in 2009. In addition, our broadband telecom revenues decreased by approximately 2% to $22.7 million in 2009 compared to $23.2 million in 2008, primarily as the result of reduced deployments of new telecommunications equipment by our customers. Partially offsetting these decreases was an increase in our professional services revenues to approximately $1.3 million in 2009 compared to approximately $501,000 in 2008. All other revenues, excluding the one-time cancellation fee described above, comprised primarily of enterprise products, storage products and support services, remained flat at $1.5 million in 2009 and 2008.
Revenues decreased by 15% in 2008 compared to 2007. This decrease was primarily attributable to our broadband telecom revenues which decreased by 11% to $23.2 million in 2008 from $26.1 million in 2007. The global economic slowdown had an impact on our customers and resulted in a significant telecommunications market slowdown. In addition, as expected, our enterprise product line revenues decreased by 74% to $867,000 for 2008 compared to $3.4 million in 2007. All other revenues, comprised primarily of professional services, cancellation charges and storage products, increased 60% to $2.1 million in 2008 compared to $1.3 million in 2007. We had a one-time cancellation fee of $973,000 included in other revenue during 2008 for unique customer requirements for product development work that was discontinued. There were no similar fees earned in 2007.
Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007 was 48%, 53% and 57%, respectively. The decrease in gross margin percentage in 2009 compared to 2008 is primarily due to three factors. There was a positive impact on the 2008 gross margin percentage due to the $973,000 project cancellation fee recorded in the first quarter of 2008 that had no cost of sales associated with it, while there was no similar charge in 2009. In addition, gross margin in 2009 was negatively impacted by an increase of $300,000 in excess and obsolete inventory charges during 2009 compared to 2008. Finally, gross margin in 2009 was negatively impacted further by product mix as we continued to see an increase in purchases of our lower margin products within our broadband telecom product portfolio. We believe that pricing pressures in the industry may continue to dampen our gross margin percentage in future periods and it may continue to be challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
The decrease in gross margin percentage in 2008 compared to 2007 is primarily driven by product mix as we saw an increase in purchases of our lower margin products within our broadband telecom product portfolio. Also, contributing to the decrease in our gross margin percentage was a decrease in factory utilization in 2008 compared to 2007. The negative factors to our gross margin were partially offset by a reduction in excess and obsolete inventory charges, as we recorded $200,000 in excess and obsolete inventory charges for the year ended December 31, 2008 compared to $300,000 for the year ended December 31, 2007. Approximately 75% of the 2008 excess and obsolete inventory charges was the result of stranded inventory related to a future project, cancelled by Nortel Networks in connection with their reorganization under Chapter 11 in late January 2009. The cancelled project was treated as a subsequent event in 2008 and thus the excess and obsolete inventory charges were included in our 2008 Consolidated Financial Statements as cost of goods sold.
Research and Development: Our investment in the development of new products through research and development was $8.0 million, $9.2 million and $10.2 million in 2009, 2008 and 2007, respectively. As a percentage of revenue, research and development expenses were 31%, 35% and 33% for 2009, 2008 and 2007, respectively. Research and development expenses decreased in 2009 compared to 2008 by approximately $1.2 million. The decrease is primarily due to three factors. We reduced our project related headcount expense by approximately $550,000 in 2009 compared to 2008. We experienced reduced headcount and facility expense of approximately $355,000 year over year as a result of the restructuring plan we undertook in the first quarter of 2008 (See Note 7 in the Notes to the Consolidated Financial Statements for more information). Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Dollar was stronger against the Euro in 2009 compared to 2008. This exchange rate fluctuation resulted in a decrease to research and development expense of approximately $300,000. We anticipate that spending on research and development will decrease in the near future as a result of the restructuring plan we undertook in the fourth quarter of 2009, subject to fluctuations in currency exchange rates. We will continue to take steps, when appropriate, to attempt to mitigate the impact of currency exposure by strategically acquiring foreign exchange contracts to purchase a fixed amount of Euros on a specific date in the future at a predetermined rate established by contract (see Item 7A — Foreign Currency Risk). In addition to our foreign exchange contracts, our total cost of performing research and development activities in France is reduced by the effect of a 30% research and development tax credit offered by the French tax administration. See Note 6 in the Notes to the Consolidated Financial Statements for more information. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing at a higher rate than revenue. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.
Research and development expenses decreased in 2008 compared to 2007 by approximately $1.0 million. The decrease in research and development expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 7 in the Notes to the Consolidated Financial Statements for more information). The reduced headcount and facility expense resulted in a decrease in research and development expense of approximately $769,000. In addition, we reduced our project related headcount expense by approximately $535,000 in 2008 compared to 2007. These two factors were partially offset by the impact that the Euro to Dollar exchange rate had on research and development expense. Much of our research and development resources are located in France and as such those costs are subject to exchange rate fluctuations with the Euro and the Dollar. The Euro was stronger against the Dollar in 2008 compared to 2007. This exchange rate fluctuation resulted in an increase to research and development expense of approximately $345,000. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense.
Sales and Marketing: Sales and marketing expenses were $5.8 million, $5.2 million and $5.6 million in 2009, 2008 and 2007, respectively. As a percentage of revenue, sales and marketing expenses were 22%, 20% and 18% for 2009, 2008 and 2007, respectively. Sales and marketing expenses increased by approximately $500,000 in 2009 compared to 2008. The increase in sales and marketing expense is primarily driven by two factors. In late 2008, we made strategic headcount investments in the areas of business development and marketing, which increased sales and marketing expense for 2009 by approximately $380,000. Also, during 2009, we saw an increased utilization of outside sales representation and consulting services which resulted in additional expense of approximately $250,000 in 2009 compared to 2008. The Dollar was stronger against the Euro in 2009 compared to 2008. This exchange rate fluctuation resulted in a decrease to sales and marketing expense of approximately $100,000. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing while sales and marketing expenses increased.
Sales and marketing expenses decreased approximately $400,000 in 2008 compared to 2007. The decrease in sales and marketing expense is primarily due to the restructuring plan we undertook in the first quarter of 2008 (See Note 7 in the Notes to the Consolidated Financial Statements for more information). The reduced headcount expense resulted in a decrease in sales and marketing expense of approximately $385,000. Additionally, we saw a decrease in variable sales compensation of approximately $95,000 due to the decrease in revenue in 2008 compared to 2007. The reductions were partially offset by approximately $125,000 as a result of the stronger Euro against the Dollar in 2008 compared to 2007. The increase in sales and marketing expenses as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expenses.
General and Administrative: General and administrative expenses were $4.3 million, $4.1 million and $4.7 million in 2009, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses were 17%, 16% and 15% in the years ended December 31, 2009, 2008 and 2007, respectively. General and administrative expenses increased slightly in 2009 compared to 2008. The increase in general and administrative expenses as a percentage of total revenues is due to revenue decreasing while general and administrative expenses increased slightly.

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
Restructuring Charge: On December 11, 2009, we adopted a plan to restructure our worldwide operations. The primary goal of the 2009 restructuring program is to align our current spending with recent revenue trends and to enable additional investments in strategic growth areas. Under the 2009 restructuring plan, we reduced our workforce by 12 positions. As a result of the 2009 restructuring plan, we recorded a restructuring charge of approximately $1.2 million classified as an operating expense in the fourth quarter of 2009 of which approximately $1.1 million will result in cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash impairment charges (See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information).
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our current spending with recent revenue trends. The primary goal of the 2008 restructuring plan was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in the coming years and better align our skills with our future direction. Under the 2008 restructuring plan, we reduced our workforce by 14 employees. As a result of the 2008 restructuring plan, we recorded a restructuring charge of $403,000, classified as an operating expense in 2008 (See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information). There were no such activities in 2007.
Interest Income, Net: Interest income, net of interest expense, was $301,000, $526,000 and $764,000 in 2009, 2008 and 2007, respectively. The decrease in interest income, net of interest expense, in 2009 compared to 2008 is primarily due to lower investment rates of return. The decrease in interest income, net of interest expense, in 2008 compared to 2007 is primarily due to a lower average investment balance in 2008 when compared to 2007. In addition, we experienced lower investment rates of return in 2008 compared to 2007.
Other (loss) income, Net: Other loss, net was $12,000 in 2009. Other income, net was $92,000 and $364,000 in 2008 and 2007, respectively. Other loss, net in 2009 was primarily related to exchange losses on invoices from foreign suppliers. Other income, net in 2008 and 2007 is primarily due to the change in market value of our foreign exchange derivative financial instruments which resulted in a gain of approximately $130,000 and $346,000 for the years ended December 31, 2008, and 2007, respectively. We did not hold any foreign exchange contracts during 2009. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for more information regarding our derivative financial instruments.
Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2009, 2008, and 2007. The effective income tax benefit rate for 2009 was 17%. This income tax benefit was primarily due to a 30% research and development tax credit earned by our operations in

France. During 2009, the benefit from the research and development tax credit was partially offset by tax expense related to income generated in France.
The effective income tax benefit rate for 2008 was 29%. This income tax benefit was primarily due to a research and development tax credit earned by our operations in France that increased for 2008 to 30% from the previous rate of 10% used for 2007. During 2008, the benefit from the research and development tax credit was partially offset by tax expense related to income generated in France.
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
Net loss: We reported a net loss of approximately $5.6 million, $3.0 million and $1.2 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased by $732,000 and $999,000 for the year ended December 31, 2009 and 2008. Cash and cash equivalents decreased by approximately $2.7 million for the year ended December 31, 2007.
Operating Activities: Trends in cash flows from operating activities for 2009, 2008 and 2007, are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $947,000 for the year ended December 31, 2009, compared to a net loss of $5.6 million. Cash used in operating activities totaled $805,000 for the year ended December 31, 2008, compared to a net loss of $3.0 million. Cash used in operating activities totaled $2.5 million for the year ended December 31, 2007, compared to a net loss of $1.2 million. Provisions for uncollectible accounts and returns increased during 2009 as we experienced a shift in our customers’ risks profile and payment trends. Provisions for uncollectible accounts and returns decreased during 2008 as we experienced strong collection efforts throughout the year and improved returns experience. Provision for excess and obsolete inventories increased by $300,000 for 2009 compared to 2008. Provision for excess and obsolete inventories decreased by $100,000 for 2008 compared to 2007. Depreciation and amortization decreased by approximately $33,000 and $48,000 in 2009 and 2008, respectively. Amortization of restricted stock remained relatively consistent for all three periods presented (See Note 9 in Notes to the Consolidated Financial Statements for more information on restricted stock). During 2009, there were write-offs of capitalized software of $173,000 primarily related to the restructuring actions taken during the fourth quarter of 2009. During 2008 and 2007, there were write-offs of software licenses of $185,000 and $218,000 that were procured for products that were subsequently discontinued.

Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities: Net cash provided by investing activities totaled $1.6 million and $2.0 million in 2009 and 2008, respectively. Net cash used in investing activities totaled $2.3 million in 2007. Cash provided by or used in investing activities in each of the three years presented related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment during 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. Additions to property and equipment during 2008 primarily related to additional functionality and enhancements to our enterprise performance management system and purchases for the engineering and manufacturing functions. Purchases of marketable securities increased by approximately $300,000 for 2009 compared to 2008. Purchases of marketable securities decreased by approximately $9.5 million for 2008 compared to 2007. Proceeds from the sale of marketable securities decreased by approximately $300,000 for 2009 compared to 2008. Proceeds from the sale of marketable securities decreased by approximately $6.4 million for 2008 compared to 2007.
Financing Activities: Net cash provided by financing activities totaled $4,000, $2,000, and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided by financing activities for 2009, 2008 and 2007 is comprised of proceeds from the exercise of stock options. Stock option exercises remained consistent in 2009 compared to 2008. The decrease in stock options exercised in 2008 reflects the decrease in our stock price compared to 2007.
Commitments
At December 31, 2009, we had no material commitments to purchase capital assets; however planned capital expenditures for 2010 are estimated at $270,000, a significant portion of which relates to enhancements to our internal technology infrastructure, manufacturing equipment and engineering tools. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2010.
The following table summarizes our future contractual obligations and payment commitments as of December 31, 2009 (in thousands):

	Payments due by period
Contractual Obligation	Total	<1 year	1 - 3 years	3 - 5 years	> 5 years

Long-term debt obligation (1,2)	$3,683	$46	$91	$3,546	$—
Operating lease obligations (3,4)	$2,962	$892	$1,346	$724	$—

Total	$6,645	$938	$1,437	$4,270	$—

(1)	At December 31, 2009, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank. The revolving credit facility matures on December 19, 2013 and is secured throughout the term of the credit facility by marketable securities.

(2)	We incur interest expense on the borrowings from the revolving credit facility at a rate of LIBOR plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2009, our interest rate on the borrowings from the revolving credit facility was 1.3%. We used the 1.3% rate to estimate interest expense for 2010 through December 2013. The interest expense estimate is $45,500 annually for the years 2010 through December 2013.

(3)	We lease our facilities under non-cancelable operating leases with the longest terms extending to March 2014.

(4)	Our operating lease at our headquarters location includes a $350,000 letter of credit issued to our landlord which can only be used in the case of non-payment of such lease. The letter of credit, if accessed, would be funded by our existing revolving credit facility.
Off-Balance Sheet Arrangements
In an attempt to mitigate foreign currency risk, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At December 31, 2009 and 2008, we had no foreign exchange contracts outstanding.
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
Recently Issued Accounting Pronouncements
In June 2008, the FASB issued ASC 260-10-45-68B, “Participating Securities and the Two-Class Method.” ASC 260-10-45-68B states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. Our adoption of ASC 260-10-45-68B required the weighted average of our unvested restricted stock awards to be included in the Company’s calculation of basic and diluted earnings per share. All prior-period earnings per share data presented are to be adjusted retrospectively to conform to the provisions of ASC 260-10-45-68B. We were subject to the provisions of ASC 260-10-45-68B beginning January 1, 2009.
In May 2009, the FASB issued an Accounting Standard Update (“ASU”) for ASC Topic 855, “Subsequent Events.” ASC 855 as updated sets forth the period after the balance sheet date during which management of a reporting entity must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity is required to make about events or transactions that occurred after the balance sheet date. The Company adopted the new ASU as of June 30, 2009, which was the required effective date. We are not aware of any subsequent events which would require recognition or disclosure in the Consolidated Financial Statements.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We expect to prospectively apply the amended guidance in ASC 605-25 beginning January 1, 2010. Our adoption of this statement will not have a material impact on our Consolidated Financial Statements.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France are transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $2.4 million, $2.4 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. We held no foreign exchange contracts at any point during the year ended December 31, 2009, and thus there was no related gain or loss. For the years ended December 31, 2008 and 2007, we recognized a gain of $130,000 and $346,000, respectively related to these foreign exchange contracts. At December 31, 2009 and 2008, there were no foreign exchange contracts outstanding.
Market Price Risk
We had no equity hedge contracts outstanding as of December 31, 2009, 2008 or 2007.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2009. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2009. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2008.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (LIBOR) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit. The interest rate on the borrowings under the revolving credit facility was 1.3% and 2.2% at December 31, 2009 and 2008, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities.
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

Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework.” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010, which is incorporated herein by reference.
Executive Officers
See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010, which is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct, which applies to all of the members of the board of directors and employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and to the extent required by the listing standards of the NASDAQ Global Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.
Item 11. Executive Compensation.
See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010, which is incorporated herein by reference.

Number of
securities in
thousands
	Number of		remaining available
	securities in		for future issuance
	thousands to be		under equity
	issued upon	Weighted-average	compensation plan
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,450	$8.16	1,161
Equity Compensation plans not approved by security holders	—	—	—

Total	1,450	$8.16	1,161
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
See information regarding certain relationships, related transactions and director independence under the headings “Principal Shareholders” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
See information regarding principal accountant fees and services under the heading “Relationship with Independent Public Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010, which is incorporated herein by reference.
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

INTERPHASE CORPORATION
Date: March 19, 2010	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2010.

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
We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 19, 2010

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$8,115	$7,383
Marketable securities	9,724	11,563
Trade accounts receivable, less allowances of $76 and $159, respectively	5,106	4,758
Inventories	1,699	2,329
Prepaid expenses and other current assets	2,202	2,729

Total current assets	26,846	28,762

Machinery and equipment	6,993	6,929
Leasehold improvements	430	422
Furniture and fixtures	587	580

	8,010	7,931
Less-accumulated depreciation and amortization	(7,318)	(7,056)

Total property and equipment, net	692	875

Capitalized software, net	912	1,408
Other assets	197	203

Total assets	$28,647	$31,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,257	$1,328
Deferred revenue	161	28
Accrued liabilities	2,667	942
Accrued compensation	1,504	1,163

Total current liabilities	5,589	3,461

Deferred lease obligations	296	1
Long term debt	3,500	3,500

Total liabilities	9,385	6,962

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 6,911,494 and 6,573,294 shares issued and outstanding, respectively	691	657
Additional paid in capital	43,022	42,652
Retained deficit	(23,784)	(18,230)
Cumulative other comprehensive loss	(667)	(793)

Total shareholders’ equity	19,262	24,286

Total liabilities and shareholders’ equity	$28,647	$31,248

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2009	2008	2007

Revenues	$25,585	$26,231	$30,780
Cost of sales	13,296	12,200	13,189

Gross margin	12,289	14,031	17,591

Research and development	7,970	9,198	10,216
Sales and marketing	5,753	5,237	5,614
General and administrative	4,275	4,100	4,692
Restructuring charge	1,236	403	—

Total operating expenses	19,234	18,938	20,522

Loss from operations	(6,945)	(4,907)	(2,931)

Interest income, net	301	526	764
Other (loss) income, net	(12)	92	364

Loss before income tax	(6,656)	(4,289)	(1,803)

Income tax benefit	(1,102)	(1,263)	(609)

Net loss	$(5,554)	$(3,026)	$(1,194)

Net loss per share:
Basic EPS	$(0.81)	$(0.46)	$(0.19)

Diluted EPS	$(0.81)	$(0.46)	$(0.19)

Weighted average common shares	6,899	6,550	6,240

Weighted average common and dilutive shares	6,899	6,550	6,240

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income (loss)

Balance at December 31, 2006	6,152	$615	$39,884	$(14,059)	$(640)	$25,800

FIN48 Tax Adjustment	—	—	—	49	—	49
Option exercises	320	32	2,010	—	—	2,042
Stock issued under restricted stock plan, net forefeitures	28	3	(3)	—	—	—
Amortization of restricted stock plan compensation	—	—	376	—	—	376

Comprehensive income:
Foreign currency translation	—	—	—	—	98	98	98
Unrealized holding period gain	—	—	—	—	91	91	91

Net loss	—	—	—	(1,194)	—	(1,194)	(1,194)

Total comprehensive loss	—	—	—	—	—	—	$(1,005)

Balance at December 31, 2007	6,500	$650	$42,267	$(15,204)	$(451)	$27,262

Option exercises	1	—	2	—	—	2
Stock issued under restricted stock plan, net forefeitures	72	7	(6)	—	—	1
Amortization of restricted stock plan compensation	—	—	389	—	—	389

Comprehensive income:
Foreign currency translation	—	—	—	—	(256)	(256)	(256)
Unrealized holding period loss	—	—	—	—	(86)	(86)	(86)

Net loss	—	—	—	(3,026)	—	(3,026)	(3,026)

Total comprehensive loss	—	—	—	—	—	—	$(3,368)

Balance at December 31, 2008	6,573	$657	$42,652	$(18,230)	$(793)	$24,286

Option exercises	1	—	4	—	—	4
Stock issued under restricted stock plan, net forefeitures	337	34	(34)	—	—	—
Amortization of restricted stock plan compensation	—	—	400	—	—	400

Comprehensive income:
Foreign currency translation	—	—	—	—	64	64	64
Unrealized holding period gain	—	—	—	—	62	62	62

Net loss	—	—	—	(5,554)	—	(5,554)	(5,554)

Total comprehensive loss	—	—	—	—	—	—	$(5,428)

Balance at December 31, 2009	6,911	$691	$43,022	$(23,784)	$(667)	$19,262

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(5,554)	$(3,026)	$(1,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible accounts and returns	27	(14)	55
Provision for excess and obsolete inventories	500	200	300
Depreciation and amortization	835	868	916
Amortization of restricted stock	400	389	376
Write-off of impaired capitalized software	173	185	218
Change in assets and liabilities:
Trade accounts receivable	(375)	2,806	(1,781)
Inventories	130	357	(1,265)
Prepaid expenses and other current assets	577	(1,480)	18
Other assets	10	671	(637)
Accounts payable, deferred revenue and accrued liabilities	1,728	(1,286)	1,091
Accrued compensation	305	(424)	(541)
Deferred lease obligations	295	(51)	(33)

Net adjustments	4,605	2,221	(1,283)

Net cash used in operating activities	(949)	(805)	(2,477)

Cash flows from investing activities:
Purchase of property and equipment	(182)	(236)	(674)
Purchase of capitalized software	(136)	(336)	(1,045)
Proceeds from the sale of marketable securities	8,269	8,585	14,958
Purchases of marketable securities	(6,372)	(6,049)	(15,583)

Net cash provided by (used in) investing activities	1,579	1,964	(2,344)

Cash flows from financing activities:
Borrowings under credit facility	14,000	3,500	—
Payments on debt	(14,000)	(3,500)	—
Proceeds from the excerise of stock options	4	2	2,042

Net cash provided by financing activities	4	2	2,042

Effect of exchange rate changes on cash and cash equivalents	98	(162)	102

Net increase (decrease) in cash and cash equivalents	732	999	(2,677)
Cash and cash equivalents at beginning of year	7,383	6,384	9,061

Cash and cash equivalents at end of year	$8,115	$7,383	$6,384

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—	$185
Interest paid	$7	$236	$225
The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers high-performance, high-quality embedded computing solutions for network connectivity, interworking, packet processing, LTE and WiMAX base station and security applications for the communications, aerospace/defense and enterprise markets. Founded in 1974, Interphase provides customized commercial-off-the-shelf (COTS) products as well as expert engineering design services and contract manufacturing services. The Company plays a leadership role in next-generation AdvancedTCA® (ATCA), AdvancedMCTM (AMC), PCI-X, and PCIe standards and solutions. Interphase is headquartered in Plano, Texas, with manufacturing facilities in Carrollton, Texas, research and development centers in Plano, Texas and in Chaville, France, and sales offices across the globe. Clients include Alcatel-Lucent, Dialogic, Emerson Network Power, Fujitsu Ltd., Hewlett-Packard, Samsung, Sonus, and Sun Microsystems. See Note 14 for information regarding the Company’s revenues related to North America and foreign countries.
Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Fair Value of Financial Instruments: Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company follows ASC 820 in its valuation of its marketable securities. ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 classifies the levels used to measure fair value into the following hierarchy:
1.	Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 — Valuations based on one or more quoted prices in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs that are observable other than quoted prices for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

3.	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Cash and Cash Equivalents: The Company considers cash and temporary investments with original maturities of less than three months, as well as interest bearing money market accounts, to be cash equivalents. The Company maintains cash balances at various financial institutions. Each institution currently participates in the Federal Deposit Insurance Corporation (FDIC) voluntary Transaction Account Guarantee Program (TAGP) which provides unlimited insurance coverage on non-interest bearing deposit accounts through June 30, 2010. From time to time, the Company has had cash in financial institutions in excess of federally insured limits or in interest bearing accounts. As of

December 31, 2009, the Company had cash and cash equivalents which are not protected by the FDIC insurance coverage of approximately $1.2 million.
Marketable Securities: The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as current assets on the balance sheet as the investments are available-for-sale. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive loss. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.
As of December 31, 2009, the fair market value of marketable securities was $9.7 million, of which $5.0 million matures in one year or less, and $4.7 million matures in five years or less. As of December 31, 2008, the fair market value of marketable securities was $11.6 million, of which $4.9 million matures in one year or less, and $6.7 million matures in five years or less. The Company recorded an unrealized gain with respect to certain available-for-sale securities in 2009 of $62,000. The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2008 of $86,000.
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2009			December 31, 2008
	Fair Value		Unrealized	Estimated		Unrealized	Estimated Fair
	Hierarchy	Cost	Gain	Fair Value	Cost	Gain (loss)	Value
Agencies	Level 2	$3,350	$29	$3,379	$5,306	$101	$5,407
Asset Backed	Level 2	2,065	17	2,082	3,930	(110)	3,820
Corporate Bonds	Level 2	976	1	977	1,573	(1)	1,572
Municipal Bonds and US Treasuries	Level 2	3,276	10	3,286	759	5	764

Total		$9,667	$57	$9,724	$11,568	$(5)	$11,563

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

The activity in this account was as follows (in thousands):

	Balance at		(Write-offs)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period

2009	$113	$(16)	$(56)	$41
2008	77	45	(9)	113
2007	33	47	(3)	77
Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2009, 2008 and 2007, the allowance for returns was $35,000, $46,000, and $96,000, respectively, and maintained as a reduction to accounts receivable.
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
Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2009	2008

Raw Materials	$1,399	$1,885
Work-in-Process	218	378
Finished Goods	82	66

Total	$1,699	$2,329

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2009, 2008 and 2007 were $500,000, $200,000 and $300,000, respectively.
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

Year ended December 31:	Depreciation Expense

2009	$367
2008	$427
2007	$588

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years
Capitalized Software: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company’s products as well as the general operations of the Company. Capitalized software is amortized over three to five years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:	Amortization Expense	Accumulated Amortization
2009	$468	$2,517
2008	$441	$2,382
2007	$328	$1,964
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. There was determined to be no future use with certain software licenses which resulted in writedowns of capitalized software of $175,000, $185,000 and $218,000 during 2009, 2008 and 2007, respectively. During 2009, the writedown was recorded in operating expense as part of the restructuring charge. During 2008 and 2007, the writedowns were recorded as operating expense in research and development.
Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.” Product revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Revenues from reseller arrangements are recognized when the product is sold through to the end customer unless an established return history supports recognizing revenue upon shipment, less a provision for estimated sales returns. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.
Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve of $75,000 and $95,000 at December 31, 2009 and 2008, respectively, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.
Concentration of Credit Risks: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The majority of the Company’s sales have been to original equipment manufacturers that produce computer systems or telecommunication networks (see Note 12 for additional information). The Company conducts credit evaluations of its customers’ financial condition and limits the amount of trade credit extended when necessary.

Research and Development: Research and development costs are charged to expense as incurred.
Interest Income, net: Interest income from investment in securities and cash balances was approximately $308,000, $714,000, and $988,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense related to the Company’s credit facility was approximately $7,000, $188,000, and $224,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $21,000, $17,000 and $38,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with ASC Topic 220, “Comprehensive Income,” which requires the adjustments be accumulated in shareholders’ equity as part of other comprehensive income.
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
The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the guidance of ASC Topic 740, “Accounting for Income Taxes.” The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is required to make a continuous assessment as to the realizability of the deferred tax assets.
The Company recognizes the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
Other Comprehensive Loss: Other comprehensive loss is recorded directly to a separate section of shareholders’ equity in cumulative other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.
Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation.”

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving estimates are the allowance for doubtful accounts and returns, warranties, inventory impairment charges, accrued liabilities and income tax accounts.
2. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2009	2008
Research and development tax credit in France	$1,583	$2,388
Prepaid other	619	341

Total prepaid expenses and other current assets	$2,202	$2,729

3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Provision for restructuring	$979	$—
French corporate tax	500	423
Reserve for uncertain tax position	491	—
Inventory receipts	106	149
Accrued other	591	370

Total accrued liabilites	$2,667	$942

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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the year ended December 31, 2009, and thus there was no related gain or loss. For the years ended December 31, 2008 and 2007, the Company recognized a gain of $130,000 and $346,000, respectively related to these foreign exchange contracts. At December 31, 2009 and 2008, there were no foreign exchange contracts outstanding.
5. CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement At December 31, 2009 and December 31, 2008, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 1.3% and 2.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the Company’s balance sheet. Subsequent to December 31, 2009 and prior to the Company’s filing of the Consolidated Financial Statements the outstanding balance on the credit facility was repaid.
6. INCOME TAXES
The provision for income taxes applicable to continuing operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States tax provision (benefit)	$—	$(2)	$(133)
Foreign tax benefit	(1,102)	(1,261)	(476)

Income tax benefit	$(1,102)	$(1,263)	$(609)

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2009 and 2008, are presented as follows (in thousands):

	Year ended December 31,
	2009	2008
Current deferred tax assets:

Inventories	$623	$735
Accounts receivable	14	43
Deferred revenue	56	57
Other accruals	193	256

Total current deferred tax assets	$886	$1,091

Noncurrent deferred tax assets:
Depreciation	$(46)	$(74)
Amortization	82	153
Other	111	27
Net operating loss carryforwards	11,151	8,988

Total noncurrent deferred tax assets	$11,298	$9,094

Valuation allowance for deferred tax assets	(12,184)	(10,185)

Deferred tax assets, net of valuation allowance	$—	$—

ASC Topic 740, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.
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
At December 31, 2009, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Income taxes at statutory rate	$(2,263)	$(1,458)	$(615)
Benefit for French research and development tax credit	(1,582)	(1,699)	(497)
State (benefit) provision	—	(7)	47
French permanent items	119	83	(282)
Foreign income inclusion	240	—	—
Adjustment to deferred tax assets	379	(17)	129
Other	6	9	(289)
Change in valuation allowance	1,999	1,827	898

Benefit for income taxes	$(1,102)	$(1,262)	$(609)

At December 31, 2009, the Company had approximately $32.7 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022. The federal net operating loss includes $3.6 million related to non-qualified stock option deductions. The Company also had state net operating losses of $4.6 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized. At December 31, 2009, the Company’s French subsidiary has a research and development tax credit of approximately $1.0 million, net of $771,000 uncertain tax position reserve. At December 31, 2008, the Company’s French subsidiary has a research and development tax credit of approximately $2.4 million, net of $503,000 uncertain tax position reserve. During 2009, research and development tax credits generated for the years ended December 31, 2008, 2007 and 2006 were refunded to the Company. At December 31, 2009, the current year net research and development tax credit of $1.6 million was classified on the balance sheet as an other current asset. An additional reserve of approximately $491,000 for uncertain tax positions on prior year tax credits that remain open for examination was classified as a current liability at December 31, 2009. At December 31, 2008, the research tax credits, net $2.4 million, was classified on the balance sheet as an other current asset. Based on current tax credit regulations in France all unused research and development tax credits are expected to be refunded in cash during 2010.
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
At December 31, 2009 and 2008, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The

U.S. federal returns for the years ending December 31, 2006 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At December 31, 2009, the Company had an uncertain tax position of approximately $771,000, of which $737,000 is related to a potential liability, $11,000 is related to possible interest, and $23,000 is related to a potential penalty. At December 31, 2008, the Company had an uncertain tax position of approximately $503,000, of which $493,000 is related to a potential tax liability, $8,000 is related to possible interest, and $2,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact in the amount of $737,000, resulting in a favorable impact on the effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2006 and subsequent remain open for examination.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefit
Balance as of January 1, 2008	$266
Additions based on tax positions — current year	285
Additions based on tax positions — previous years	25
Reductions for tax positions — previous years	—
Reductions as a result of lapse of statute limitations	(69)
Settlements	—
Effect of exchange rate changes	(4)

Balance as of December 31, 2008	$503

Additions based on tax positions — current year	$272
Additions based on tax positions — previous years	33
Reductions for tax positions — previous years	—
Reductions as a result of lapse of statute limitations	(56)
Settlements	—
Effect of exchange rate changes	19

Balance as of December 31, 2009	$771

7. RESTRUCTURING CHARGE
On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program is to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million classified as an operating expense in the fourth quarter of 2009 of which approximately $1.1 million will result in cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. The following table summarizes the timing of payments under the restructuring plan (in thousands):

		Cash payments and
		non-cash charges
		during quarter	Remaining liability
		ended December 31,	as of December 31,
Description	Restructuring charge	2009	2009
Severance & Fringe Benefits	$1,063	$84	$979
Non-Utilized Fixed Assets	173	173	—

Total	$1,236	$257	$979

On March 27, 2008, the Company adopted a plan to restructure its United States based business operations to balance its current spending with recent revenue trends. The primary goal of the restructuring program was to improve the ability of the Company to invest in future business opportunities that are designed to provide the Company with increased growth potential and greater revenue diversification in the coming years and better align the Company’s skills with its future direction. Under the restructuring plan, the Company reduced its workforce by 14 employees. As a result of the restructuring program, we recorded a restructuring charge of $403,000, classified as an operating expense, in 2008. Approximately $365,000 of the charge related to severance and fringe benefits and approximately $38,000 of the charge related to lease obligations. These amounts were paid out under the restructuring plan by the end of 2008.
8. EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Effective January 1, 2009, the Company adopted ASC 10-45-68B, “Participating Securities and the Two-Class Method,” related to ASC Topic 260, “Earnings per share.” ASC 260-10-45-68B states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. The Company’s adoption of ASC 260-10-45-68B required the weighted average of our unvested restricted stock awards to be included in the Company’s calculation of basic and diluted earnings per share. Accordingly, prior period calculations have been adjusted retrospectively.

Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2009	2008	2007
Basic loss per share:
Net loss	$(5,554)	$(3,026)	$(1,194)
Weighted average common shares outstanding	6,899	6,550	6,240
Basic loss per share	$(0.81)	$(0.46)	$(0.19)

Diluted loss per share:
Net loss	$(5,554)	$(3,026)	$(1,194)
Weighted average common shares outstanding	6,899	6,550	6,240
Dilutive stock options and restricted stock	—	—	—

Weighted average common shares outstanding — assuming dilution	6,899	6,550	6,240

Diluted loss per share	$(0.81)	$(0.46)	$(0.19)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,494	1,655	756
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
Stock Options: During 2009, the Company issued 100,000 stock options which are subject to the achievement of certain performance conditions. If the performance condition is met, the stock options vest over a three year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.55. Based on the performance conditions not being deemed probable at December 31, 2009, no compensation expense related to these options has been recorded.
The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of	Weighted Average	Aggregate
	Options	Option Price	Intrinsic Value
Balance, December 31, 2006	2,122	9.52	$2,886

Granted	—	N/A
Exercised	(320)	6.37
Canceled	(103)	16.90

Balance, December 31, 2007	1,699	9.67	4,366

Granted	—	N/A
Exercised	(1)	4.12
Canceled	(64)	10.17

Balance, December 31, 2008	1,634	9.65	—

Granted	100	2.55
Exercised	(1)	4.12
Canceled	(283)	14.81

Balance, December 31, 2009	1,450	8.16	—

Exercisable at December 31, 2009	1,350	$8.57	$—

The total intrinsic value of stock options exercised during 2008 and 2007 were approximately $4,000 and $1.2 million, respectively.

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2009 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-Average
	Number	Remaining		Number
Range of Exercise	Outstanding at	Contractual Life	Weighted Average	Exercisable at	Weighted Average
Prices	12/31/09	(years)	Exercise Price	12/31/09	Exercise Price
$2.55 - $4.60	286	4.76	$3.69	186	$4.31
$4.83 - $5.75	236	2.37	5.15	236	5.15
$5.88 - $8.00	415	2.36	6.88	415	6.88
$8.50 - $11.45	254	2.98	10.80	254	10.80
$13.75 - $24.06	259	0.37	15.29	259	15.29

Total	1,450	2.59	$8.16	1,350	$8.57
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date. There were no options granted in 2008 or 2007.

	2009	2008	2007
Weighted average risk free interest rates	3.55%	N/A	N/A
Weighted Average life (in years)	10	N/A	N/A
Volatility	67.72%	N/A	N/A
Expected dividend yield	—	N/A	N/A
Weighted average grant-date fair value per share of options granted	$1.95	N/A	N/A
Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2009, the Company issued 390,500 restricted stock shares granted at market prices ranging from $1.82 to $2.10. During 2008, the Company issued 138,337 restricted stock shares granted at market prices ranging from $2.31 to $8.98. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately

$400,000, $389,000 and $376,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there is approximately $1.1 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 3.5 years. As of December 31, 2008, there was $1.2 million of total unamortized compensation cost. The following summarizes the restricted stock activity for 2009 and 2008:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested restricted stock at December 31, 2007	207,560	$8.53
Granted	138,337	6.65
Vested	(47,811)	7.50
Cancelled/Forefeited	(65,837)	9.92

Nonvested restricted stock at December 31, 2008	232,249	$7.24

Granted	390,500	$1.87
Vested	(85,191)	6.51
Cancelled/Forefeited	(53,300)	8.99

Nonvested restricted stock at December 31, 2009	484,258	$2.84

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
10. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2009, 2008 and 2007, the Company had no related party transactions.
11. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% up to 6% of the employee’s contributions up to a maximum of $6,300 per employee for the year ended December 31, 2009. The total expense under this plan was $400,000, $408,000 and $306,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company offers no post-retirement or post-employment benefits other than the statutory requirements in foreign countries in which it operates.
12. OTHER FINANCIAL INFORMATION
Major Customers: During 2009, sales to Alcatel-Lucent, Emerson and Nokia Siemens Networks were $6.7 million or 26%, $5.0 million or 20% and $4.8 million or 19%, respectively of the Company’s consolidated revenues. During 2008, sales to Nokia Siemens Networks, Alcatel-Lucent and Emerson were $6.0 million or 23%, $5.6 million or 21% and $3.1 million or 12% of the Company’s consolidated revenues, respectively. During 2007, sales to Alcatel-Lucent and Emerson (formerly Motorola ECC) were $9.5 million or 31% and $5.1 million or 17% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
Included in accounts receivable at December 31, 2009, was approximately $1.5 million, $1.0 million, $750,000, and $600,000, due from Nokia Siemens Networks, Alcatel-Lucent, PointRed Telecom and Emerson, respectively. Included in accounts receivable at December 31, 2008, was approximately $2.0 million due from Alcatel-Lucent and approximately $1.0 million due from Nokia Siemens Networks. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.
Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to March 2014. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2009, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2010	$892
2011	$747
2012	$599
2013	$609
2014	$115
Thereafter	$—
Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2009	$826
2008	$840
2007	$837
Contingencies: The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s financial position or results of operations.

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued ASC 260-10-45-68B, “Participating Securities and the Two-Class Method.” ASC 260-10-45-68B states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore are to be included in the basic and diluted earnings per share calculation. The Company’s adoption of ASC 260-10-45-68B required the weighted average of its unvested restricted stock awards to be included in the Company’s calculation of basic and diluted earnings per share. All prior-period earnings per share data presented are to be adjusted retrospectively to conform to the provisions of ASC 260-10-45-68B. The Company was subject to the provisions of ASC 260-10-45-68B beginning January 1, 2009.
In May 2009, the FASB issued an Accounting Standard Update (“ASU”) for ASC Topic 855, “Subsequent Events.” ASC 855 as updated sets forth the period after the balance sheet date during which management of a reporting entity must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity is required to make about events or transactions that occurred after the balance sheet date. The Company adopted the new ASU as of June 30, 2009, which was the required effective date. The Company is not aware of any subsequent events which would require recognition or disclosure in the Consolidated Financial statements.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 605-25 beginning January 1, 2010. The Company’s adoption of this statement will not have a material impact on our Consolidated Financial Statements.
14. SEGMENT DATA
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
Geographic long lived assets, determined by physical location, and revenue, determined by location of the customer, related to North America and foreign countries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

Long Lived Assets	2009	2008

North America	$1,294	$1,910
Europe	310	373

Total	$1,604	$2,283

Revenues	2009	2008	2007

Pacific Rim	$10,812	$11,204	$11,994
North America	7,490	8,598	12,475
Europe	7,283	6,429	6,311

Total	$25,585	$26,231	$30,780

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2009	2008	2007

Broadband telecom	$22,742	$23,218	$26,071
Professional services	1,284	501	603
Enterprise	806	867	3,369
Other	753	1,645	737

Total	$25,585	$26,231	$30,780

15. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2009 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,421	$8,120	$4,368	$4,676
Gross margin	5,017	4,456	1,099	1,717
Income (loss) before income tax	427	(121)	(2,726)	(4,236)
Net income (loss)	707	74	(2,381)	(3,954)
Net income (loss) per share:
Basic EPS	$0.11	$0.01	$(0.34)	$(0.57)

Diluted EPS	$0.11	$0.01	$(0.34)	$(0.57)

Quarterly results of operations for 2008 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$7,471	$6,650	$6,888	$5,222
Gross margin	4,337	3,103	3,984	2,607
Loss before income tax	(839)	(1,628)	(255)	(1,567)
Net loss	(528)	(1,161)	(55)	(1,282)
Net loss per share:
Basic EPS	$(0.08)	$(0.18)	$(0.01)	$(0.20)

Diluted EPS	$(0.08)	$(0.18)	$(0.01)	$(0.20)
Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS
Exhibits

3 (a)	Certificate of Incorporation of the registrant. (1)

3 (b)	Amendment to Articles of Incorporation of the registrant. (2)

3 (c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (3)

4 (a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (4)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)

10 (b)	Second Amendment to lease on Facility at Parkway Center, Phase I, Plano, Texas. (6)

10 (c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (7)

10 (d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (8)

10 (e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (9)

10 (f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(10)

10 (g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(10)

10 (h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(10)

10 (i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(10)

10 (j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(10)

10 (k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(10)

10 (l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(10)

10 (m)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008* (11)

10 (n)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(12)

21 (a)	Subsidiaries of the Registrant. (13)

23 (a)	Consent of Independent Registered Public Accounting Firm. (14)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (14)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (14)

32 (a)	Section 1350 Certification. (14)

32 (b)	Section 1350 Certification. (14)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

E- 1

(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

(7)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference

(8)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference

(10)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference

(12)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(14)	Filed herewith

*	Management contract or compensatory plan or arrangement.

E- 2