Form 10-Q
period 2010-03-31
INTERPHASE CORP
filed 2010-05-12
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of May 10, 2010, shares of common stock outstanding totaled 6,832,574.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$6,478	$8,115
Marketable securities	9,438	9,724
Trade accounts receivable, less allowances of $65 and $76, respectively	4,174	5,106
Inventories	1,900	1,699
Prepaid expenses and other current assets	2,119	2,202

Total current assets	24,109	26,846

Machinery and equipment	6,924	6,993
Leasehold improvements	424	430
Furniture and fixtures	576	587

	7,924	8,010
Less-accumulated depreciation and amortization	(7,308)	(7,318)

Total property and equipment, net	616	692

Capitalized software, net	787	912
Other assets	359	197

Total assets	$25,871	$28,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,018	$1,257
Deferred revenue	288	161
Accrued liabilities	2,346	2,667
Accrued compensation	1,444	1,504

Total current liabilities	5,096	5,589

Deferred lease obligations	285	296
Long-term debt	3,500	3,500

Total liabilities	8,881	9,385

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,832,574 and 6,911,494 shares issued and outstanding, respectively	683	691
Additional paid in capital	43,123	43,022
Retained deficit	(26,147)	(23,784)
Cumulative other comprehensive loss	(669)	(667)

Total shareholders’ equity	16,990	19,262

Total liabilities and shareholders’ equity	$25,871	$28,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$3,759	$8,421
Cost of sales	1,900	3,404

Gross margin	1,859	5,017

Research and development	2,093	2,025
Sales and marketing	1,260	1,474
General and administrative	1,004	1,188

Total operating expenses	4,357	4,687

(Loss) income from operations	(2,498)	330

Interest income, net	46	100
Other loss, net	(78)	(3)

(Loss) income before income tax	(2,530)	427

Income tax benefit	(167)	(280)

Net (loss) income	$(2,363)	$707

Net (loss) income per share:
Basic EPS	$(0.34)	$0.11

Diluted EPS	$(0.34)	$0.11

Weighted average common shares	6,871	6,714

Weighted average common and dilutive shares	6,871	6,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,363)	$707
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for uncollectible accounts and returns	(10)	14
Provision for excess and obsolete inventories	100	100
Depreciation and amortization	203	213
Amortization of restricted stock	93	113
Write-off of impaired capitalized software	2	—
Change in assets and liabilities:
Trade accounts receivable	942	(3,069)
Inventories	(301)	(365)
Prepaid expenses and other current assets	(24)	(617)
Other assets	(176)	1
Accounts payable, deferred revenue and accrued liabilities	(306)	717
Accrued compensation	13	538
Deferred lease obligations	(11)	107

Net cash used in operating activities	(1,838)	(1,541)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(21)
Purchase of capitalized software	(5)	(30)
Proceeds from the sale of marketable securities	1,917	4,013
Purchase of marketable securities	(1,641)	(2,310)

Net cash provided by investing activities	257	1,652

Cash flows from financing activities:
Borrowings under credit facility	3,500	3,500
Payments on credit facility	(3,500)	(3,500)
Proceeds from the exercise of stock options	—	—

Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(56)	(41)
Net (decrease) increase in cash and cash equivalents	(1,637)	70
Cash and cash equivalents at beginning of period	8,115	7,383

Cash and cash equivalents at end of period	$6,478	$7,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation (NASDAQ: INPH) delivers solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications, aerospace-defense, and enterprise markets. Founded in 1974, Interphase provides expert engineering design and contract manufacturing services, in addition to its COTS portfolio, and plays a leadership role in next generation AdvancedTCA® (ATCA), AdvancedMC™ (AMC), PCI-X, and PCIe standards and solutions. Interphase is headquartered in Plano, Texas, with sales offices across the globe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Hewlett Packard, Samsung, and Sun Microsystems. See Note 11 for information regarding the Company’s revenues related to North America and foreign countries.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009.
NOTE 2. — STOCK-BASED COMPENSATION
The Company granted 1,200 stock options during the three months ended March 31, 2010. The weighted average exercise price of these stock options is $2.56. The stock options vest over a four year period and expire ten years from the date of grant. The Company also has 100,000 unvested options related to a grant made in the fourth quarter of 2009 with performance-based vesting criteria. Based on the performance conditions not being deemed probable at March 31, 2010, no compensation expense related to these options has been recorded. There were no unvested stock options nor were any stock options granted during the three months ended March 31, 2009, and as a result the Company recorded no stock-based compensation expense related to stock options during the three months ended March 31, 2009. The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2010 and 2009 is 1.82 years and 2.57 years, respectively.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awarded on the date of grant. There were no options granted during the three months ended March 31, 2009. The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model granted during the three months ended March 31, 2010 were as follows:

	Three months ended
	March 31,	March 31,
	2010	2009
Weighted average risk free interest rates	3.87%	N/A
Weighted average life (in years)	10	N/A
Expected volatility	66.48%	N/A
Expected dividend yield	—	N/A
Weighted average grant-date fair value per share of options granted	$1.95	N/A

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2009	1,449,771	$8.16
Granted	1,200	2.56
Exercised	—	—
Canceled	(12,200)	20.67

Balance, March 31, 2010	1,438,771	$8.04

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to five years, and in some cases is subject to the achievement of certain performance conditions. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant, is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $93,000 and $113,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $810,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 3.2 years. At December 31, 2009, there was approximately $1.1 million of total unamortized compensation cost related to unvested restricted stock remaining to be recognized, which was expected to be recognized over a weighted-average period of 3.5 years.
The following summarizes the restricted stock activity for the first quarter of 2010:

		Weighted
	Restricted Stock	Average Grant
	Shares	Date Value
Nonvested restricted stock at December 31, 2009	484,258	$2.84
Granted	—	—
Vested	(35,465)	3.83
Cancelled/Forefeited	(76,670)	1.82

Nonvested restricted stock at March 31, 2010	372,123	$2.96

NOTE 3. — MARKETABLE SECURITIES
Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines the levels used to measure fair value into the following hierarchy:
1.	Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities. This level provides the most reliable evidence of fair value.
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s marketable securities are classified as “available-for-sale” and are presented at estimated fair value based on quoted prices for similar assets in active markets with any unrealized gains or losses included in other comprehensive loss. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2010			December 31, 2009
				Estimated			Estimated
	Fair Value		Unrealized	Fair		Unrealized	Fair
	Hierarchy	Cost	Gain	Value	Cost	Gain	Value
Agencies	Level 2	$2,172	$14	$2,186	$3,350	$29	$3,379
Asset Backed	Level 2	2,342	14	2,356	2,065	17	2,082
Corporate Bonds	Level 2	1,609	1	1,610	976	1	977
Municipal Bonds and US Treasuries	Level 2	3,273	13	3,286	3,276	10	3,286

Total		$9,396	$42	$9,438	$9,667	$57	$9,724

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$1,410	$1,399
Work-in-process	366	218
Finished goods	124	82

Total	$1,900	$1,699

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns for the three months ended March 31, 2010 and 2009 were $100,000 in each of the two periods.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedge accounting treatment and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. For the three months ended March 31, 2010, the Company recognized a loss of approximately $67,000 related to a foreign exchange contract. There were no foreign exchange contracts held by the Company at any point during the three months ended March 31, 2009, and thus there was no related gain or loss. There was one foreign exchange contract outstanding at March 31, 2010 to acquire 1.1 million Euros on a specified date during April 2010. There were no foreign exchange contracts outstanding at December 31, 2009.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6. — INCOME TAXES
The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2010 and December 31, 2009. During the three months ended March 31, 2010, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 30% research and development tax credit.
NOTE 7. — RESTRUCTURING CHARGE
On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million has resulted in or will result in cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges.
The following table summarizes the timing of payments under the restructuring plan (in thousands):

			Cash payments, net
			of currency
		Cash payments and	translation	Remaining
		non-cash charges	adjustments, during	liability as of
	Restructuring	during quarter ended	quarter ended	March 31,
Description	charge	December 31, 2009	March 31, 2010	2010
Severance & Fringe Benefits	$1,063	$84	$530	$449
Non-Utilized Fixed Assets	173	173	—	—

Total	$1,236	$257	$530	$449

NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus an applicable margin rate of 1.0% to 1.5%, based on certain factors included in our credit agreement. At March 31, 2010 and December 31, 2009, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 1.8% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the Company’s balance sheets.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. — COMPREHENSIVE (LOSS) INCOME
The following table shows the Company’s comprehensive (loss) income (in thousands):

	Three months ended
	March 31,
	2010	2009
Net (loss) income	$(2,363)	$707
Other comprehensive income:
Unrealized holding (loss) gain arising during period, net of tax	(14)	46
Foreign currency translation adjustment	12	(115)

Comprehensive (loss) income	$(2,365)	$638

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to the potential issuance of dilutive common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2010	2009
Basic net (loss) income per share:
Net (loss) income	$(2,363)	$707
Weighted average common shares outstanding	6,871	6,714
Basic net (loss) income per share	$(0.34)	$0.11

Diluted net (loss) income per share:
Net (loss) income	$(2,363)	$707
Weighted average common shares outstanding	6,871	6,714
Dilutive stock options	—	—

Weighted average common shares outstanding — assuming dilution	6,871	6,714
Diluted net (loss) income per share	$(0.34)	$0.11

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,336	1,598
NOTE 11. — SEGMENT INFORMATION
The Company is principally engaged in providing solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity and security for key applications for the communications, aerospace-defense, and enterprise markets. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Revenues:
Europe	$1,650	$2,134
North America	1,367	2,057
Pacific Rim	742	4,230

Total	$3,759	$8,421

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Product Revenues:
Broadband telecom	$3,210	$7,990
Enterprise	217	89
Professional services	160	249
Other	172	93

Total	$3,759	$8,421

NOTE 12. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company prospectively applied the amended guidance in ASC 605-25 beginning January 1, 2010. The Company’s adoption of this statement did not have an impact on its Condensed Consolidated Financial Statements.

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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $3.8 million for the three months ended March 31, 2010, compared to $8.4 million for the same period in the prior year. The decrease was primarily attributable to broadband telecom revenue, which decreased to $3.2 million for the three months ended March 31, 2010, compared to $8.0 million in the comparable period in the prior year. Our professional services revenues decreased to $160,000 for the three months ended March 31, 2010, compared to $249,000 for the same period in the previous year. Our enterprise product revenue increased to $217,000 compared to $89,000 for the same period in the previous year. All other revenues, composed primarily of security, legacy networking, support services and storage product lines, increased to $172,000, compared to $93,000 in the comparable period last year.
During the first quarter of 2010, sales to three customers individually accounted for approximately 37%, 12%, and 11% of total revenues, respectively. During the first quarter of 2009, sales to three customers individually accounted for approximately 41%, 24%, and 11% of total revenues, respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Gross Margin
For the three months ended March 31, 2010, gross margin, as a percentage of sales was 49% compared to 60% for the same period in the prior year. The decrease in gross margin is primarily due to two factors. There was a decrease in factory utilization in the first quarter of 2010 compared to the first quarter of 2009 that negatively impacted our gross margin. Also, contributing to the decrease, we experienced an unfavorable shift in our product mix toward lower margin products in the first quarter of 2010, when compared to the same period in the prior year. We believe that pricing pressures in the industry may dampen gross margins in future periods and it may become increasingly challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development increased slightly in the first quarter of 2010 to $2.1 million compared to $2.0 million for the three months ended March 31, 2009. As a percentage of total revenue, research and development expense was approximately 56% in the first quarter of 2010 compared to approximately 24% for the same period in the prior year. The increase in research and development costs as a percentage of total revenue is due to revenue decreasing and research and development expense slightly increasing during the period. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing
Sales and marketing expenses were $1.3 million and $1.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The decrease in sales and marketing expense is primarily the result of a decrease in commission and variable compensation compared to the same period in the prior year. As a percentage of total revenue, sales and marketing expense was approximately 34% in the first quarter of 2010, compared to approximately 18% for the same period in the prior year. The increase in sales and marketing expense as a percentage of total revenue is due to revenues decreasing at a higher rate than sales and marketing expense. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $1.0 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in general and administrative expense is primarily driven by a decrease in the funding of potential variable compensation awards during the three months ended March 31, 2010, compared to the same period in the prior year. As a percentage of total revenue, general and administrative expenses were approximately 27% in the first quarter 2010 and 14% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue is primarily due to revenue decreasing at a higher rate than general and administrative expenses for the period. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Interest Income, Net
Interest income, net of interest expense, decreased to $46,000 for the three months ended March 31, 2010 from $100,000 in the comparable period in the prior year. The decrease in interest income, net for the three month period is primarily due to lower cash and investment balances as well as lower rates of return on our investments resulting in decreased interest income in the first quarter of 2010 compared to the same period in 2009.
Other Loss, Net
Other loss, net was $78,000 and $3,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in other loss, net for the three months ended March 31, 2010 primarily relates to the change in market value of our foreign exchange derivative financial instrument, which resulted in a loss of approximately $67,000. There were no foreign exchange contracts outstanding during the three months ended March 31, 2009. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information on derivative financial instruments.
Income Taxes
Our tax benefit rate was 7% for the three months ended March 31, 2010, compared to a tax benefit rate of 66% for the three months ended March 31, 2009.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2010 and March 31, 2009. During each of the three months ended March 31, 2010 and March 31, 2009, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 30% research and development tax credit.
Net (Loss) Income
We reported a net loss of $2.4 million for the three months ended March 31, 2010 and a net income of $707,000 for the three months ended March 31, 2009. Basic loss per share for the three months ended March 31, 2010 was ($0.34). Basic and diluted earnings per share for the three months ended March 31, 2009 was $0.11.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased approximately $1.6 million for the three months ended March 31, 2010. Cash and cash equivalents increased approximately $70,000 for the three months ended March 31, 2009. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the three months ended March 31, 2010 and 2009 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $1.8 million for the three months ended March 31, 2010, compared to net loss of $2.4 million. Provision for uncollectible accounts and returns decreased $24,000 for the three months ended March 31, 2010 compared to the same period in 2009. Provision for excess and obsolete inventories remained consistent for the three months ended March 31, 2010, compared to the same period in 2009. Depreciation and amortization decreased slightly for the three months ended March 31, 2010, compared to the same period in 2009. Amortization of restricted stock decreased by $20,000 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. See Note 2 in the Notes to Condensed Consolidated Financial Statements for more information on restricted stock. Write off of impaired capitalized software increased by $2,000 for the three months ended March 31, 2010, compared to the same period in 2009.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $257,000 and $1.7 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Cash provided by investing activities in each of the periods related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $19,000 for the three months ended March 31, 2010, compared to $51,000 for the three months ended March 31, 2009. The additions for the three months ended March 31, 2010, primarily related to software and equipment purchases for our engineering and sales and marketing functions. The additions for the three months ended March 31, 2009 primarily related to enhancements to our enterprise performance management system. Purchases of marketable securities decreased to $1.6 million for the three months ended March 31, 2010, compared to $2.3 million for the three months ended March 31, 2009. Proceeds from the sale of marketable securities decreased to $1.9 million for the three months ended March 31, 2010, compared to $4.0 million for the three months ended March 31, 2009.
Financing Activities
There was no net cash provided by or used in financing activities for the three months ended March 31, 2010 or March 31, 2009.
Commitments
Commitments
At March 31, 2010, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2010 are estimated at approximately $250,000, a significant portion of which relates to enhancements to our internal technology infrastructure, manufacturing equipment and engineering tools. Our significant long-term obligations as of March 31, 2010, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2010.

Off-Balance Sheet Arrangements
At March 31, 2010, we had one foreign exchange contract outstanding to acquire approximately 1.1 million Euros on a specified date during April 2010. At March 31, 2010, we recorded $67,000 on the balance sheet in accrued liabilities, related to the fair value adjustment of this outstanding foreign exchange contract. There was no such contract outstanding at December 31, 2009.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $434,000 and $420,000 for the three months ended March 31, 2010, and 2009, respectively.
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. For the three months ended March 31, 2010, the Company recognized a loss of approximately $67,000 related to a foreign exchange contract. There were no foreign exchange contracts held by the Company at any point during the three months ended March 31, 2009, and thus there was no related gain or loss. There was one foreign exchange contract outstanding as of March 31, 2010 and no foreign exchange contracts outstanding at December 31, 2009.
Market Price Risk
We had no equity hedge contracts outstanding as of March 31, 2010 or December 31, 2009.
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

A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2010. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2010. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2009.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus an applicable margin rate of 1.0% to 1.5%, based on certain factors included in our credit agreement. At March 31, 2010 and December 31, 2009, our interest rate on the $3.5 million borrowings under the revolving credit facility was 1.8% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibits

3	(a)	Certificate of Incorporation of the registrant. (1)
3	(b)	Amendment to Articles of Incorporation of the registrant. (2)
3	(c)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (3)
4	(a)	Rights Agreement dated as of December 7, 2000 by and between the Company and Computershare Investor Services, LLC as Rights Agent. (4)
10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)
10	(b)	Second Amendment to lease on Facility at Parkway Center, Phase 1, Plano, Texas (6)
10	(c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (7)
10	(d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (8)
10	(e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (9)
10	(f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(10)
10	(g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(10)
10	(h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(10)
10	(i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(10)
10	(j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(10)
10	(k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(10)
10	(l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(10)
10	(m)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008* (11)
10	(n)	Employment, Confidentiality, and Non-Competition Agreement with H. Keith Seawright, dated April 6, 2010* (12)
10	(o)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(13)
31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (14)
31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (14)
32	(a)	Section 1350 Certification. (14)
32	(b)	Section 1350 Certification. (14)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Current Report on Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(7)	Filed as an exhibit to Current Report on Form 8-K on December 10, 2008, and incorporated herein by reference.

(8)	Filed as an exhibit to Current Report on Form 8-K on December 24, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference

(10)	Filed as an exhibit to Current Report on Form 8-K on December 31, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Current Report on Form 8-K on November 17, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to Current Report on Form 8-K on April 7, 2010, and incorporated herein by reference.

(13)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(14)	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: May 12, 2010	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)