Form 10-Q
period 2010-06-30
INTERPHASE CORP
filed 2010-08-10
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, shares of common stock outstanding totaled 6,830,262.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$4,602	$8,115
Marketable securities	9,377	9,724
Trade accounts receivable, less allowances of $50 and $76, respectively	3,600	5,106
Inventories	1,750	1,699
Prepaid expenses and other current assets	2,041	2,202

Total current assets	21,370	26,846

Machinery and equipment	6,820	6,993
Leasehold improvements	415	430
Furniture and fixtures	563	587

	7,798	8,010
Less-accumulated depreciation and amortization	(7,248)	(7,318)

Total property and equipment, net	550	692

Capitalized software, net	682	912
Other assets	175	197

Total assets	$22,777	$28,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,028	$1,257
Deferred revenue	211	161
Accrued liabilities	1,831	2,667
Accrued compensation	1,156	1,504

Total current liabilities	4,226	5,589

Deferred lease obligations	271	296
Long-term debt	3,500	3,500

Total liabilities	7,997	9,385

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,830,262 and 6,911,494 shares issued and outstanding, respectively	683	691
Additional paid in capital	43,214	43,022
Retained deficit	(28,358)	(23,784)
Cumulative other comprehensive loss	(759)	(667)

Total shareholders’ equity	14,780	19,262

Total liabilities and shareholders’ equity	$22,777	$28,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$3,858	$8,120	$7,617	$16,541
Cost of sales	2,077	3,664	3,977	7,068

Gross margin	1,781	4,456	3,640	9,473

Research and development	1,818	1,930	3,911	3,955
Sales and marketing	1,271	1,625	2,531	3,099
General and administrative	954	1,097	1,958	2,285

Total operating expenses	4,043	4,652	8,400	9,339

(Loss) income from operations	(2,262)	(196)	(4,760)	134

Interest income, net	41	78	87	178
Other loss, net	(1)	(3)	(79)	(6)

(Loss) income before income tax	(2,222)	(121)	(4,752)	306

Income tax benefit	(11)	(195)	(178)	(475)

Net (loss) income	$(2,211)	$74	$(4,574)	$781

Net (loss) income per share:
Basic EPS	$(0.32)	$0.01	$(0.67)	$0.11

Diluted EPS	$(0.32)	$0.01	$(0.67)	$0.11

Weighted average common shares	6,832	6,906	6,851	6,834

Weighted average common and dilutive shares	6,832	6,926	6,851	6,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,574)	$781
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for uncollectible accounts and returns	(12)	14
Provision for excess and obsolete inventories	100	100
Depreciation and amortization	393	426
Amortization of stock-based compensation	184	226
Change in assets and liabilities:
Trade accounts receivable	1,518	(1,804)
Inventories	(151)	(444)
Prepaid expenses and other current assets	(110)	1,412
Other assets	—	11
Accounts payable, deferred revenue and accrued liabilities	(719)	211
Accrued compensation	(180)	614
Deferred lease obligations	(25)	148

Net cash (used in) provided by operating activities	(3,576)	1,695

Cash flows from investing activities:
Purchase of property and equipment	(36)	(85)
Purchase of capitalized software	(25)	(117)
Proceeds from the sale of marketable securities	3,118	5,166
Purchase of marketable securities	(2,795)	(2,932)

Net cash provided by investing activities	262	2,032

Cash flows from financing activities:
Borrowings under credit facility	5,500	7,000
Payments on credit facility	(5,500)	(7,000)
Proceeds from the exercise of stock options	—	—

Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(199)	32
Net (decrease) increase in cash and cash equivalents	(3,513)	3,759
Cash and cash equivalents at beginning of period	8,115	7,383

Cash and cash equivalents at end of period	$4,602	$11,142

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009.
NOTE 2. — STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense related to stock options of approximately $4,000 included in operating expense during the three and six months ended June 30, 2010. These stock options vest over a four year period and expire ten years from the date of grant. In addition to the options generating compensation expense, the Company has 100,000 unvested options related to a grant made in the fourth quarter of 2009 with performance-based vesting criteria. Based on the performance conditions not being deemed probable at June 30, 2010, no compensation expense related to these options has been recorded. There were no unvested stock options during the three and six months ended June 30, 2009, and as a result the Company recorded no stock-based compensation expense related to stock options during the three and six months ended June 30, 2009. The weighted-average remaining contractual life of stock options outstanding and exercisable was 2.67 years at June 30, 2010 and 2.59 years at December 31, 2009.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awarded on the date of grant. There were no options granted during the three or six months ended June 30, 2009. The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model granted during the three and six months ended June 30, 2010 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average risk free interest rates	3.87%	N/A	3.87%	N/A
Weighted average life (in years)	10	N/A	10	N/A
Expected volatility	66.09%	N/A	66.11%	N/A

Expected dividend yield	—	N/A	—	N/A

Weighted average grant-date fair value per share of options granted	$1.99	N/A	$1.99	N/A

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2009	1,449,771	$8.16
Granted	23,700	2.63
Exercised	—	—
Cancelled	(282,900)	14.31

Balance, June 30, 2010	1,190,571	$6.58

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to five years, and in some cases vesting is subject to the achievement of certain performance conditions. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $87,000 and $113,000 for the three months ended June 30, 2010 and 2009, respectively. Compensation expense related to restricted stock was approximately $180,000 and $226,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there is approximately $713,000 of total unamortized compensation expense related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 3.2 years. At December 31, 2009, there was approximately $1.1 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized which was expected to be recognized over a weighted-average period of 3.5 years. The following summarizes the restricted stock activity for the six months ended June 30, 2010:

	Restricted	Weighted Average
	Stock Shares	Grant Date Value
Nonvested restricted stock at December 31, 2009	484,258	$2.84
Granted	—	—
Vested	(55,651)	4.59
Cancelled/Forefeited	(81,232)	2.02

Nonvested restricted stock at June 30, 2010	347,375	$2.75

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
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2010			December 31, 2009
			Unrealized	Estimated			Estimated
	Fair Value		Gain	Fair		Unrealized	Fair
	Hierarchy	Cost	(Loss)	Value	Cost	Gain	Value
Agencies	Level 2	$1,578	$4	$1,582	$3,350	$29	$3,379
Asset Backed	Level 2	2,222	8	2,230	2,065	17	2,082
Corporate Bonds	Level 2	1,900	(1)	1,899	976	1	977
Municipal Bonds and US Treasuries	Level 2	3,649	17	3,666	3,276	10	3,286

Total		$9,349	$28	$9,377	$9,667	$57	$9,724

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$1,405	$1,399
Work-in-process	271	218
Finished goods	74	82

Total	$1,750	$1,699

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There were no writedowns during the three months ended June 30, 2010 and 2009. Writedowns were $100,000 for each of the six months ended June 30, 2010 and 2009.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify for hedge accounting treatment and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. For the three months ended June 30, 2010, the Company recognized a gain of approximately $5,000 related to a foreign exchange contract. For the six months ended June 30, 2010, the Company recognized a loss of approximately $62,000 related to a foreign exchange contract. There were no foreign exchange contracts held by the Company at any point during the six months ended June 30, 2009, and thus there was no related gain or loss. There were no foreign exchange contracts outstanding at June 30, 2010 or December 31, 2009.

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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2010 and December 31, 2009. During the three and six months ended June 30, 2010, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 30% research and development tax credit, net of taxable income in France.
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
The following table summarizes the timing of payments under the restructuring plan (in thousands):

			Cash payments,	Cash payments,
		Cash payments	net of currency	net of currency
		and non-cash	translation	translation
		charges during	adjustments,	adjustments,	Remaining
		quarter ended	during quarter	during quarter	liability as
	Restructuring	December 31,	ended March 31,	ended June 30,	of June 30,
Description	charge	2009	2010	2010	2010
Severance & Fringe Benefits	$1,063	$84	$530	$132	$317
Non-Utilized Fixed Assets	173	173	—	—	—

Total	$1,236	$257	$530	$132	$317

NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus an applicable margin rate of 1.0% to 1.5%, based on certain factors included in our credit agreement. At June 30, 2010 and December 31, 2009, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 2.0% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the Company’s balance sheets.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — COMPREHENSIVE (LOSS) INCOME
The following table shows the Company’s comprehensive (loss) income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income	$(2,211)	$74	$(4,574)	$781
Other comprehensive (loss) income:
Unrealized holding gain (loss) arising during period, net of tax	5	48	(9)	94
Foreign currency translation adjustment	(95)	123	(83)	8

Comprehensive (loss) income	$(2,301)	$245	$(4,666)	$883

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to the potential issuance of dilutive common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic net (loss) income per share:
Net (loss) income	$(2,211)	$74	$(4,574)	$781
Weighted average common shares outstanding	6,832	6,906	6,851	6,834
Basic net (loss) income per share	$(0.32)	$0.01	$(0.67)	$0.11

Diluted net (loss) income per share:
Net (loss) income	$(2,211)	$74	$(4,574)	$781
Weighted average common shares outstanding	6,832	6,906	6,851	6,834
Dilutive stock options	—	20	—	—

Weighted average common shares outstanding — assuming dilution	6,832	6,926	6,851	6,834

Diluted net (loss) income per share	$(0.32)	$0.01	$(0.67)	$0.11

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,167	1,242	1,167	1,545

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Geographic revenues related to North America and foreign regions is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Pacific Rim	$1,786	$2,616	$2,528	$6,846
Europe	1,095	2,878	2,745	5,012
North America	977	2,626	2,344	4,683

Total	$3,858	$8,120	$7,617	$16,541

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Product Revenues:
Broadband telecom	$3,204	$7,229	$6,414	$15,219
Enterprise	346	345	563	434
Professional services	117	257	277	506
Other	191	289	363	382

Total	$3,858	$8,120	$7,617	$16,541

NOTE 12. — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
RESULTS OF OPERATIONS
Revenue
Total revenue decreased to $3.9 million for the three months ended June 30, 2010, compared to $8.1 million for the same period in the prior year. The decrease was primarily attributable to broadband telecom revenue, which decreased to $3.2 million for the three months ended June 30, 2010, compared to $7.2 million in the comparable period in the prior year. This decrease is mainly a result of market share trends in the thriving Asian markets as they shifted away from tier 1 telecom equipment manufacturers, which compose a significant portion of our customer base, toward local or regional manufacturers. Our professional services revenue decreased to $117,000 for the three months ended June 30, 2010, compared to $257,000 in the comparable period in the prior year. Our enterprise product revenue remained consistent at approximately $345,000 for the three months ended June 30, 2010 and 2009. All other revenues decreased to $191,000 for the three months ended June 30, 2010, compared to $289,000 for the same period in the prior year.
During the second quarter of 2010, sales to two customers individually accounted for approximately 42% and 15%, respectively, of our total revenues. During the second quarter of 2009, sales to three customers individually accounted for approximately 25%, 24% and 16%, respectively, of our total revenues. No other customer accounted for more than 10% of our total revenue in the periods presented.
Total revenue decreased to $7.6 million for the six months ended June 30, 2010, compared to $16.5 million in the comparable period for the prior year. The decrease in revenue is primarily attributable to a significant decrease in our broadband telecom revenues, which decreased to approximately $6.4 million for the six months ended June 30, 2010, compared to $15.2 million for the same period in the prior year. Our broadband telecom revenue trends during the first half of 2010 reflect the market share shifts described earlier. Our professional services revenues decreased to $277,000 for the six months ended June 30, 2010, compared to $506,000 in the comparable period in the prior year. Our enterprise product revenues increased to $563,000 for the six months ended June 30, 2010, compared to $434,000 for the same period in the prior year. All other revenues remained relatively consistent at $363,000 for the six months ended June 30, 2010 compared to $382,000 for the six months ended June 30, 2009.
Gross Margin
For the three months ended June 30, 2010, gross margin, as a percentage of sales, was 46% compared to 55% for the same period in the prior year. The decrease in our gross margin percentage in the second quarter of 2010 was primarily due to decreased utilization of our manufacturing facility. Also, contributing to the decrease, we experienced an unfavorable shift in our product mix toward lower margin products in the second quarter of 2010 when compared to the same period in the prior year.

Gross margin as a percentage of sales was 48% and 57% for the six months ended June 30, 2010 and 2009, respectively. The decrease in gross margin is primarily due to two factors. During the six months ended June 30, 2010, there was a decrease in factory utilization compared to the same period in the prior year which negatively impacted our gross margin. Also, contributing to the decrease, we experienced an unfavorable shift in our product mix toward lower margin products during the first six months of 2010, when compared to the same period in the prior year. We believe that pricing pressures in the industry may dampen our gross margin in future periods and it may continue to be challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $1.8 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively. As a percentage of total revenue, research and development expense was approximately 47% in the second quarter of 2010 as compared to approximately 24% for the same period for the prior year. The increase in research and development expense as a percentage of total revenue is due to revenue significantly decreasing while research and development expense remained relatively constant.
Our investment in research and development was $3.9 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively. As a percentage of total revenue, research and development expense was approximately 51% for the six months ended June 30, 2010 and 24% for the six months ended June 30, 2009. The increase in research and development expense as a percentage of total revenue is due to revenue significantly decreasing while research and development expense remained relatively constant. We will continue to monitor the level of our investments in research and development concurrently with actual revenue and profit results.
Sales and Marketing
Sales and marketing expenses were $1.3 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively. The decrease in sales and marketing expense is primarily the result of two factors. First, there was a decrease in commission and variable compensation of approximately $210,000 compared to the same period in the prior year. In addition, sales and marketing expense decreased by approximately $90,000 during the three months ended June 30, 2010 compared to the same period in the prior year as the result of the restructuring plan we undertook in the fourth quarter of 2009. As a percentage of total revenue, sales and marketing expense was approximately 33% for the second quarter of 2010 and 20% for the second quarter of 2009. The increase in sales and marketing expense as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expense for the period.
Sales and marketing expenses were $2.5 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in sales and marketing expense is primarily the result of a decrease in commission and variable compensation of approximately $430,000 compared to the same period in the prior year. Additionally, sales and marketing expense decreased by approximately $170,000 during the six months ended June 30, 2010 compared to the same period in the prior year as the result of the restructuring plan we undertook in the fourth quarter of 2009. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information on the restructuring plan. As a percentage of total revenue, sales and marketing expense was approximately 33% for the six months ended June 30, 2010 and 19% for the six months ended June 30, 2009. The increase in sales and marketing expense as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expense for the period. We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue and profit results.
General and Administrative
General and administrative expenses were $1.0 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. As a percentage of total revenue, general and administrative expenses were approximately 25% in the second quarter of 2010 and 14% for the same period in the prior year. The increase as a percentage of revenue is due to revenues decreasing at a higher rate than general and administrative expenses for the period.
General and administrative expenses were $2.0 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in general and administrative expense is primarily driven by a decrease in the funding of potential variable compensation awards during the six months ended June 30, 2010, compared to the same period in the prior year. As a percentage of total revenue, general and administrative expense was approximately 26% for the six months ended June 30, 2010 and 14% for the six months ended June 30, 2009. The increase as a percentage of revenue is due to revenues decreasing at a higher rate than general and administrative expenses for the period. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.

Interest Income, Net
Interest income, net of interest expense, decreased to $41,000 for the three months ended June 30, 2010 from $78,000 in the comparable period in the prior year. Interest income, net of interest expense, was $87,000 for the six months ended June 30, 2010 and $178,000 for the six months ended June 30, 2009. The decrease in interest income, net for each period primarily relates to lower investment balances and lower rates of return on our investments during the three and six months ended June 30, 2010 compared to the same periods in 2009.
Other Loss, Net
Other loss, net, was $1,000 and $3,000 for the three months ended June 30, 2010 and 2009, respectively. Other loss, net, was $79,000 and $6,000 for the six months ended June 30, 2010 and 2009, respectively. The other loss, net during the periods presented for 2010, primarily relates to the change in market value of a foreign exchange derivative financial instrument. The financial instrument resulted in a gain of approximately $5,000 during the three months ended June 30, 2010 and a net loss of $62,000 for the six months ended June 30, 2010. During, the three and six months ended June 30, 2009, we had no such foreign exchange derivative financial instruments. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information.
Income Taxes
Our tax benefit rate for the six months ended June 30, 2010 was 4%, compared to a tax benefit rate of 155% for the six months ended June 30, 2009.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2010 and June 30, 2009. During each of the six months ended June 30, 2010 and June 30, 2009, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 30% research and development tax credit, net of taxable income in France.
Net (Loss) Income
We reported a net loss of $2.2 million for the three months ended June 30, 2010 and net income of $74,000 for the three months ended June 30, 2009. Basic loss per share for the three months ended June 30, 2010 was ($0.32). Basic and diluted earnings per share for the three months ended June 30, 2009 was $0.01. The Company reported a net loss of $4.6 million and a net income of $781,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. Basic loss per share for the six months ended June 30, 2010 was ($0.67). Basic and diluted earnings per share for the six months ended June 30, 2009 was $0.11.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $3.5 million from December 31, 2009 to June 30, 2010 and increased $3.8 million from December 31, 2008 to June 30, 2009. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the six months ended June 30, 2010 and 2009 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation. Cash used by operating activities totaled $3.6 million for the six months ended June 30, 2010, compared to a net loss of $4.6 million. Provision for uncollectible accounts and returns decreased $26,000 for the six months ended June 30, 2010 compared to the same period in 2009. Provision for excess and obsolete inventories remained consistent for the six months ended June 30, 2010, compared to the same period in 2009. Depreciation and amortization decreased slightly for the six months ended June 30, 2010 compared to the same period in 2009. Amortization of stock-based compensation decreased $42,000 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on stock based compensation.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $262,000 and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. Cash provided by investing activities in each of the periods presented related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $61,000 for the six months ended June 30, 2010 compared to $202,000 for the six months ended June 30, 2009. The additions for the six months ended June 30, 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the six months ended June 30, 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. Purchases of marketable securities were $2.8 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. Proceeds from the sale of marketable securities decreased to $3.1 million for the six months ended June 30, 2010 compared to $5.2 million for the same period in 2009.
Financing Activities
There was no net cash provided by or used in financing activities for the six months ended June 30, 2010 or 2009.
Commitments
Commitments
At June 30, 2010, we committed to purchase $400,000 of software development services during the next four months. There were no material commitments to purchase capital assets. However, planned capital expenditures for the remainder of 2010 are estimated at approximately $200,000, a significant portion of which relates to enhancements to our internal technology infrastructure, manufacturing equipment and engineering tools. Our significant long-term obligations as of June 30, 2010, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2010.
Off-Balance Sheet Arrangements
At June 30, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements including foreign exchange contracts.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $204,000 and $459,000 for the three months ended June 30, 2010, and 2009, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $709,000 and $879,000 for the six months ended June 30, 2010 and 2009, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. For the three months ended June 30, 2010, we recognized a gain of approximately $5,000 related to a foreign exchange contract. For the six months ended June 30, 2010, we recognized a loss of $62,000. There were no foreign exchange contracts held at any point during the three or six months ended June 30, 2009, and thus there was no related gain or loss. There was no foreign exchange contract outstanding as of June 30, 2010 or December 31, 2009.
Market Price Risk
We had no equity hedge contracts outstanding as of June 30, 2010 or December 31, 2009.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2010. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2010. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2009.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus an applicable margin rate of 1.0% to 1.5%, based on certain factors included in our credit agreement. At June 30, 2010 and December 31, 2009, our interest rate on the $3.5 million borrowings under the revolving credit facility was 2.0% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.

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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

INTERPHASE CORPORATION (Registrant)
Date: August 10, 2010	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)