Form 10-Q
period 2010-09-30
INTERPHASE CORP
filed 2010-11-03
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010, shares of common stock outstanding totaled 6,827,262.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$5,800	$8,115
Marketable securities	7,564	9,724
Trade accounts receivable, less allowances of $50 and $76, respectively	4,253	5,106
Inventories	2,015	1,699
Prepaid expenses and other current assets	608	2,202

Total current assets	20,240	26,846

Machinery and equipment	6,954	6,993
Leasehold improvements	425	430
Furniture and fixtures	582	587

	7,961	8,010
Less-accumulated depreciation and amortization	(7,459)	(7,318)

Total property and equipment, net	502	692

Capitalized software, net	583	912
Other assets	723	197

Total assets	$22,048	$28,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,431	$1,257
Deferred revenue	141	161
Accrued liabilities	4,901	2,667
Accrued compensation	1,361	1,504

Total current liabilities	7,834	5,589

Deferred lease obligations	257	296
Long-term debt	3,500	3,500

Total liabilities	11,591	9,385

Commitments and Contingencies
Shareholders’ Equity

Common stock, $0.10 par value; 100,000,000 shares authorized; 6,830,262 and 6,911,494 shares issued and outstanding, respectively	683	691
Additional paid in capital	43,292	43,022
Retained deficit	(32,650)	(23,784)
Cumulative other comprehensive loss	(868)	(667)

Total shareholders’ equity	10,457	19,262

Total liabilities and shareholders’ equity	$22,048	$28,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$4,770	$4,368	$12,387	$20,909
Cost of sales	2,439	3,269	6,416	10,337

Gross margin	2,331	1,099	5,971	10,572

Research and development	1,605	1,797	5,516	5,752
Sales and marketing	1,103	1,230	3,634	4,329
General and administrative	950	860	2,908	3,145
Restructuring charge	3,339	—	3,339	—

Total operating expenses	6,997	3,887	15,397	13,226

Loss from operations	(4,666)	(2,788)	(9,426)	(2,654)

Interest income, net	—	65	87	243
Other loss, net	—	(3)	(79)	(9)

Loss before income tax	(4,666)	(2,726)	(9,418)	(2,420)

Income tax benefit	(374)	(345)	(552)	(820)

Net loss	$(4,292)	$(2,381)	$(8,866)	$(1,600)

Net loss per share:
Basic EPS	$(0.63)	$(0.34)	$(1.30)	$(0.23)

Diluted EPS	$(0.63)	$(0.34)	$(1.30)	$(0.23)

Weighted average common shares	6,830	6,910	6,844	6,894

Weighted average common and dilutive shares	6,830	6,910	6,844	6,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,866)	$(1,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts and returns	(12)	38
Provision for excess and obsolete inventories	100	300
Depreciation and amortization	567	636
Amortization of stock-based compensation	262	307
Change in assets and liabilities:
Trade accounts receivable	865	532
Inventories	(416)	(63)
Prepaid expenses and other current assets	1,466	856
Other assets	(516)	10
Accounts payable, deferred revenue and accrued liabilities	2,426	24
Accrued compensation	(68)	427
Deferred lease obligations	(39)	207

Net cash (used in) provided by operating activities	(4,231)	1,674

Cash flows from investing activities:
Purchase of property and equipment	(38)	(122)
Purchase of capitalized software	(30)	(131)
Proceeds from the sale of marketable securities	5,094	7,071
Purchase of marketable securities	(2,950)	(4,138)

Net cash provided by investing activities	2,076	2,680

Cash flows from financing activities:
Borrowings under credit facility	5,500	10,500
Payments on credit facility	(5,500)	(10,500)
Proceeds from the exercise of stock options	—	4

Net cash provided by financing activities	—	4

Effect of exchange rate changes on cash and cash equivalents	(160)	65
Net (decrease) increase in cash and cash equivalents	(2,315)	4,423
Cash and cash equivalents at beginning of period	8,115	7,383

Cash and cash equivalents at end of period	$5,800	$11,806

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
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009.
NOTE 2. — STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense related to stock options of approximately $17,000 and $21,000 included in operating expense during the three and nine months ended September 30, 2010, respectively. These stock options vest over a three to four year period and expire ten years from the date of grant. In addition to the options generating compensation expense, the Company has 250,000 unvested options related to grants made with performance-based vesting criteria. Based on the performance conditions not being deemed probable at September 30, 2010, no compensation expense related to these options has been recorded. There were no unvested stock options during the three and nine months ended September 30, 2009, and as a result the Company recorded no stock-based compensation expense related to stock options during the three and nine months ended September 30, 2009. The weighted-average remaining contractual life of stock options outstanding and exercisable was 1.71 years at September 30, 2010 and 2.59 years at December 31, 2009.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awarded on the date of grant. There were no options granted during the three or nine months ended September 30, 2009. The weighted average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model granted during the three and nine months ended September 30, 2010 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average risk free interest rates	2.75%	N/A	2.83%	N/A
Weighted average life (in years)	10	N/A	10	N/A
Expected volatility	63.51%	N/A	63.69%	N/A

Expected dividend yield	—	N/A	—	N/A

Weighted average grant-date fair value per share of options granted	$1.22	N/A	$1.27	N/A

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes stock option activity under the Company’s stock option plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2009	1,449,771	$8.16
Granted	348,200	1.75
Exercised	—	—
Cancelled	(292,899)	14.07

Balance, September 30, 2010	1,505,072	$5.52

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to five years, and in some cases vesting is subject to the achievement of certain performance conditions. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $61,000 and $81,000 for the three months ended September 30, 2010 and 2009, respectively. Compensation expense related to restricted stock was approximately $241,000 and $307,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there is approximately $652,000 of total unamortized compensation expense related to unvested restricted stock remaining to be recognized, which is expected to be recognized over a weighted-average period of 3.1 years. At December 31, 2009, there was approximately $1.1 million of total unamortized compensation expense related to unvested restricted stock remaining to be recognized which was expected to be recognized over a weighted-average period of 3.5 years. The following summarizes the restricted stock activity for the nine months ended September 30, 2010:

	Restricted	Weighted Average
	Stock Shares	Grant Date Value
Nonvested restricted stock at December 31, 2009	484,258	$2.84
Granted	—	—
Vested	(60,234)	4.91
Cancelled/Forefeited	(81,232)	2.02

Nonvested restricted stock at September 30, 2010	342,792	$2.67

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
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2010			December 31, 2009
				Estimated			Estimated
	Fair Value		Unrealized	Fair		Unrealized	Fair
	Hierarchy	Cost	Gain	Value	Cost	Gain	Value
Agencies	Level 2	$304	$2	$306	$3,350	$29	$3,379
Asset Backed	Level 2	1,845	13	1,858	2,065	17	2,082
Corporate Bonds	Level 2	1,732	7	1,739	976	1	977
Municipal Bonds and US Treasuries	Level 2	3,646	15	3,661	3,276	10	3,286

Total		$7,527	$37	$7,564	$9,667	$57	$9,724

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$1,608	$1,399
Work-in-process	348	218
Finished goods	59	82

Total	$2,015	$1,699

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There were no writedowns during the three months ended September 30, 2010. Writedowns were $100,000 for the nine months ended September 30, 2010. Writedowns for the three and nine months ended September 30, 2009 were $200,000 and $300,000, respectively.
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
In an attempt to mitigate the risk described above, the Company may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify for hedge accounting treatment and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. There were no foreign exchange contracts held by the Company during the three months ended September 30, 2010, and thus there was no related gain or loss during the period. For the nine months ended September 30, 2010, the Company recognized a loss of approximately $62,000 related to a foreign exchange contract. There were no foreign exchange contracts held by the Company at any point during the nine months ended September 30, 2009, and thus there was no related gain or loss. There were no foreign exchange contracts outstanding at September 30, 2010 or December 31, 2009.

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
The effective tax rate differed from the U.S. statutory rate as the Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2010 and December 31, 2009. During the three and nine months ended September 30, 2010, the Company recorded a tax benefit related to its operations in France. This benefit was primarily the result of a 30% research and development tax credit, net of taxable income in France.
NOTE 7. — RESTRUCTURING CHARGE
On September 30, 2010, the Company initiated a restructuring plan (the “2010 restructuring plan”) intended to result in savings of approximately $5.5 million in annualized operating costs. The goal of the 2010 restructuring plan was to mitigate gross margin erosion by reducing manufacturing and procurements costs, streamline research and development expense, focus remaining research and development resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. The Company plans to reduce its worldwide work force by 20% to 30%, including the closure of its European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, the Company recorded a restructuring charge of $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. The Company expects to complete the actions associated with the 2010 restructuring plan, including payments of the related cash expenditures, by the second quarter of 2011.
The following table summarizes the timing of payments under the 2010 restructuring plan (in thousands):

		Cash payments	Remaining
		during quarter	liability as of
	Restructuring	ended September 30,	September 30,
Description	charge	2010	2010
Severance & Fringe Benefits	$3,181	$—	$3,181
Other Related Costs	158	—	158

Total	$3,339	$—	$3,339

On December 11, 2009, the Company adopted a plan (the “2009 restructuring plan”) to restructure its worldwide operations. The primary goal of the 2009 restructuring plan was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the 2009 restructuring plan, the Company reduced its workforce by 12 positions. As a result of the 2009 restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million has resulted in cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the timing of payments under the 2009 restructuring plan (in thousands):

		Cash	Cash	Cash	Cash payments,
		payments and	payments, net	payments, net	net of currency
		non-cash	of currency	of currency	translation
		charges	translation	translation	adjustments,
		during	adjustments,	adjustments,	during quarter	Remaining
		quarter ended	during quarter	during quarter	ended	liability as of
	Restructuring	December 31,	ended March 31,	ended June 30,	September 30,	September 30,
Description	charge	2009	2010	2010	2010	2010
Severance & Fringe Benefits	$1,063	$84	$530	$132	$317	$—
Non-Utilized Fixed Assets	173	173	—	—	—	—

Total	$1,236	$257	$530	$132	$317	$—

NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus an applicable margin rate of 1.0% to 1.5%, based on certain factors included in our credit agreement. At September 30, 2010 and December 31, 2009, the Company’s interest rate on the $3.5 million borrowings under the revolving credit facility was 1.8% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the Company’s balance sheets. Subsequent to September 30, 2010, $2.0 million of the outstanding balance on the credit facility was repaid.
NOTE 9. — COMPREHENSIVE LOSS
The following table shows the Company’s comprehensive loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(4,292)	$(2,381)	$(8,866)	$(1,600)
Other comprehensive loss:
Unrealized holding gain arising during period, net of tax	9	3	—	97
Foreign currency translation adjustment	25	39	(58)	47

Comprehensive loss	$(4,258)	$(2,339)	$(8,924)	$(1,456)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to the potential issuance of dilutive common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic net loss per share:
Net loss	$(4,292)	$(2,381)	$(8,866)	$(1,600)
Weighted average common shares outstanding	6,830	6,910	6,844	6,894
Basic net loss per share	$(0.63)	$(0.34)	$(1.30)	$(0.23)

Diluted net loss per share:
Net loss	$(4,292)	$(2,381)	$(8,866)	$(1,600)
Weighted average common shares outstanding	6,830	6,910	6,844	6,894
Dilutive stock options	—	—	—	—

Weighted average common shares outstanding — assuming dilution	6,830	6,910	6,844	6,894

Diluted net loss per share	$(0.63)	$(0.34)	$(1.30)	$(0.23)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,379	1,332	1,481	1,527

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
Geographic revenues related to North America and foreign regions are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Pacific Rim	$1,923	$2,109	$4,451	$8,955
North America	1,607	1,463	3,951	6,146
Europe	1,240	796	3,985	5,808

Total	$4,770	$4,368	$12,387	$20,909

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Product Revenues:
Broadband telecom	$3,738	$3,594	$10,152	$18,813
Enterprise	438	211	1,001	645
Professional services	369	368	646	874
Other	225	195	588	577

Total	$4,770	$4,368	$12,387	$20,909

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
RESULTS OF OPERATIONS
Revenue
Total revenue increased to $4.8 million for the three months ended September 30, 2010, compared to $4.4 million for the same period in the prior year. The increase was primarily attributable to our enterprise product revenue, which increased to $438,000 for the three months ended September 30, 2010 compared to $211,000 in the comparable period in the prior year. Our broadband telecom revenue increased to $3.7 million for the three months ended September 30, 2010, compared to $3.6 million in the comparable period in the prior year. Our professional services revenue remained consistent at approximately $370,000 for the three months ended September 30, 2010, and 2009. All other revenues increased to $225,000 for the three months ended September 30, 2010, compared to $195,000 for the same period in the prior year.
During the third quarter of 2010, sales to three customers individually accounted for approximately 21%, 18% and 12%, respectively, of our total revenues. During the third quarter of 2009, sales to four customers individually accounted for approximately 23%, 17%, 13% and 11%, respectively, of our total revenues. No other customer accounted for more than 10% of our total revenue in the periods presented.
Total revenue decreased to $12.4 million for the nine months ended September 30, 2010, compared to $20.9 million in the comparable period for the prior year. The decrease in revenue is primarily attributable to a significant decrease in our broadband telecom revenues, which decreased to $10.2 million for the nine months ended September 30, 2010, compared to $18.8 million for the same period in the prior year. This decrease is mainly a result of market share trends in the thriving Asian markets as purchasers shifted away from foreign tier 1 telecom equipment manufacturers, which compose a significant portion of our customer base, toward local or regional manufacturers. Our professional services revenues decreased to $646,000 for the nine months ended September 30, 2010, compared to $874,000 in the comparable period in the prior year. Partially offsetting the decreases in our revenue, our enterprise product revenues increased to $1.0 million for the nine months ended September 30, 2010, compared to $645,000 for the same period in the prior year. All other revenues remained relatively consistent at $588,000 for the nine months ended September 30, 2010 compared to $577,000 for the nine months ended September 30, 2009.
Gross Margin
For the three months ended September 30, 2010, gross margin as a percentage of sales was 49% compared to 25% for the same period in the prior year. The increase in our gross margin percentage in the third quarter of 2010 was primarily due to three factors. Most significantly, we experienced a favorable shift in our product mix toward higher margin products during the third quarter of 2010 compared to the same period last year. Also, increased utilization of our manufacturing facility as a result of increased production volume impacted our margins favorably in the third quarter of 2010. Finally, a reduction in excess and obsolete inventory charges of $200,000 in the third quarter of 2010, compared to the third quarter of 2009, favorably impacted our gross margin percentage.

Gross margin as a percentage of sales was 48% and 51% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in gross margin percentage is primarily due to two factors. During the nine months ended September 30, 2010, there was a decrease in factory utilization compared to the same period in the prior year which negatively impacted our gross margin percentage. Also, contributing to the decrease, we experienced an unfavorable shift in our product mix toward lower margin products during the first nine months of 2010, when compared to the same period in the prior year. Partially offsetting these two factors was a reduction in excess and obsolete charges of $200,000 during the nine months ended September 30, 2010 compared to the same period in the prior year. We believe that pricing pressures in the industry may dampen our gross margin in future periods and it may continue to be challenging to offset these pressures with incremental supplier cost reductions and factory productivity improvements.
Research and Development
Our investment in the development of new products through research and development was $1.6 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in research and development expense was primarily the result of the restructuring plans we have recently undertaken. As a result of the 2009 restructuring plan, our research and development expense decreased by approximately $250,000 for the three months ended September 30, 2010, compared to the same period in the prior year. Additionally, the 2010 restructuring plan reduced our research and development expense by approximately $125,000 for the three months ended September 30, 2010 compared to the same period last year. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the restructuring plans. Partially offsetting the reductions as a result of the restructuring plans was an increase in project related expenses of approximately $170,000 during the third quarter of 2010 compared to the third quarter of 2009. As a percentage of total revenue, research and development expense was approximately 34% in the third quarter of 2010 as compared to approximately 41% for the same period for the prior year. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing while revenue increased.
Our investment in research and development was $5.5 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in research and development expense is primarily the result of three factors. First, research and development expense decreased by approximately $750,000 as a result of the 2009 restructuring plan. In addition, the 2010 restructuring plan resulted in a reduction in research and development expense of approximately $125,000. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information regarding the restructuring plans. Finally, a stronger Dollar against the Euro in 2010 resulted in a decrease in research and development expense of approximately $118,000 for the nine months ended September 30, 2010, compared to the same period last year. Partially offsetting the decreases to research and development expense, we experienced an increase in project related expense of approximately $690,000 for the nine months ended September 30, 2010, compared to the same period in the prior year. As a percentage of total revenue, research and development expense was approximately 45% for the nine months ended September 30, 2010 and 28% for the nine months ended September 30, 2009. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense. We will continue to monitor the level of our investments in research and development concurrently with actual revenue and profit results.
Sales and Marketing
Sales and marketing expenses were $1.1 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in sales and marketing expense was primarily the result of the 2009 restructuring plan. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information on the 2009 restructuring plan. As a percentage of total revenue, sales and marketing expense was approximately 23% for the third quarter of 2010 and 28% for the third quarter of 2009. The decrease in sales and marketing expense as a percentage of total revenue is due to revenue increasing while sales and marketing expense decreased.
Sales and marketing expenses were $3.6 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in sales and marketing expense is primarily the result of a decrease in commission and variable compensation of approximately $420,000 compared to the same period in the prior year. Additionally, sales and marketing expense decreased by approximately $255,000 during the nine months ended September 30, 2010 compared to the same period in the prior year as the result of the 2009 restructuring plan. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information on the 2009 restructuring plan. As a percentage of total revenue, sales and marketing expense was approximately 29% for the nine months ended September 30, 2010 and 21% for the nine months ended September 30, 2009. The increase in sales and marketing expense as a percentage of total revenue is due to revenue decreasing at a higher rate than sales and marketing expense for the period. We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue and profit results.

General and Administrative
General and administrative expenses were $950,000 and $860,000 for the three months ended September 30, 2010 and 2009, respectively. As a percentage of total revenue, general and administrative expenses were approximately 20% in the third quarter of 2010 and 2009.
General and administrative expenses were $2.9 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in general and administrative expense is primarily driven by a decreased cost of outside providers of accounting, consulting and legal services of approximately $170,000. As a percentage of total revenue, general and administrative expense was approximately 23% for the nine months ended September 30, 2010 and 15% for the nine months ended September 30, 2009. The increase as a percentage of revenue is due to revenues decreasing at a higher rate than general and administrative expenses for the period. We will continue to monitor the level of general and administrative costs concurrently with actual revenue and profit results.
Restructuring Charge
On September 30, 2010, we initiated a restructuring plan intended to result in savings of approximately $5.5 million in annualized operating costs. The goal of the 2010 restructuring plan was to mitigate gross margin erosion by reducing manufacturing and procurements costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. We plan to reduce our worldwide work force by 20% to 30%, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. See Note 7 in the Notes to Condensed Consolidated Financial Statements for more information on the 2010 restructuring plan.
Interest Income, Net
Interest income, net of interest expense, decreased to zero for the three months ended September 30, 2010 from $65,000 in the comparable period in the prior year. Interest income, net of interest expense, was $87,000 for the nine months ended September 30, 2010 and $243,000 for the nine months ended September 30, 2009. The decrease in interest income, net for each period primarily relates to lower investment balances and lower rates of return on our investments during the three and nine months ended September 30, 2010 compared to the same periods in 2009.
Other Loss, Net
Other loss, net, was zero and $3,000 for the three months ended September 30, 2010 and 2009, respectively. Other loss, net, was $79,000 and $9,000 for the nine months ended September 30, 2010 and 2009, respectively. The other loss, net during the periods presented for 2010, primarily relates to the change in market value of a foreign exchange derivative financial instrument. The financial instrument resulted in a net loss of $62,000 for the nine months ended September 30, 2010. During, the three and nine months ended September 30, 2009, we had no such foreign exchange derivative financial instruments. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information.
Income Taxes
Our tax benefit rate for the nine months ended September 30, 2010 was 6%, compared to a tax benefit rate of 34% for the nine months ended September 30, 2009.
The effective tax rate differed from the U.S. statutory rate as we continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2010 and September 30, 2009. During each of the nine months ended September 30, 2010 and September 30, 2009, we recorded a tax benefit related to our operations in France. This benefit was primarily the result of a 30% research and development tax credit, net of taxable income in France.

Net Loss
We reported a net loss of $4.3 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively. Basic loss per share for the three months ended September 30, 2010 and 2009 was ($0.63) and ($0.34), respectively. The Company reported a net loss of $8.9 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. Basic loss per share for the nine months ended September 30, 2010 and 2009 was ($1.30) and ($0.23), respectively.
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased $2.3 million from December 31, 2009 to September 30, 2010 and increased $4.4 million from December 31, 2008 to September 30, 2009. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2010 and 2009 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation. Cash used by operating activities totaled $4.2 million for the nine months ended September 30, 2010, compared to a net loss of $8.9 million. Provision for uncollectible accounts and returns decreased $50,000 for the nine months ended September 30, 2010 compared to the same period in 2009. Provision for excess and obsolete inventories decreased by $200,000 for the nine months ended September 30, 2010, compared to the same period in 2009. Depreciation and amortization decreased by $69,000 for the nine months ended September 30, 2010 compared to the same period in 2009. Amortization of stock-based compensation decreased $45,000 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. See Note 2 in Notes to Condensed Consolidated Financial Statements for more information on stock based compensation.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $2.1 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively. Cash provided by investing activities in each of the periods presented related principally to proceeds from the sale of marketable securities, disbursements for additions to property and equipment, capitalized software and our investments in marketable securities. Additions to property and equipment and capitalized software were $68,000 for the nine months ended September 30, 2010 compared to $253,000 for the nine months ended September 30, 2009. The additions for the nine months ended September 30, 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions. The additions for the nine months ended September 30, 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. Purchases of marketable securities were $3.0 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively. Proceeds from the sale of marketable securities decreased to $5.1 million for the nine months ended September 30, 2010 compared to $7.1 million for the same period in 2009.
Financing Activities
There was no net cash provided by or used in financing activities for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, cash provided by financing activities totaled $4,000 related to proceeds from employee exercise of stock options.

Commitments
Commitments
At September 30, 2010, we were committed to purchase $200,000 of software development services during the next three months. There were no material commitments to purchase capital assets. However, planned capital expenditures for the remainder of 2010 are estimated at approximately $50,000, a significant portion of which relates to enhancements to our internal technology infrastructure, manufacturing equipment and engineering tools. Our significant long-term obligations as of September 30, 2010, are our operating leases on facilities and future debt payments related to our credit facility. To date, we have not paid any dividends and do not anticipate paying any dividends in 2010.
Off-Balance Sheet Arrangements
At September 30, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements including foreign exchange contracts.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France are measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and are therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $238,000 and $476,000 for the three months ended September 30, 2010, and 2009, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $947,000 and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.
In an attempt to mitigate the risk described above, we may enter into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. There were no foreign exchange contracts held by us during the three months ended September 30, 2010, and thus there was no related gain or loss during the period. For the nine months ended September 30, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract. There were no foreign exchange contracts held by us at any point during the nine months ended September 30, 2009, and thus there was no related gain or loss. There were no foreign exchange contracts outstanding at September 30, 2010 or December 31, 2009.

Market Price Risk
We had no equity hedge contracts outstanding as of September 30, 2010 or December 31, 2009.
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
A hypothetical 50 basis point increase in interest rates would be expected to result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2010. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2010. Actual results may differ materially. We estimate that the same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2009.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on LIBOR plus an applicable margin rate of 1.0% to 1.5%, based on certain factors included in our credit agreement. At September 30, 2010 and December 31, 2009, our interest rate on the $3.5 million borrowings under the revolving credit facility was 1.8% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The borrowings of $3.5 million are classified as long-term debt on the accompanying balance sheets.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. There were no changes to the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibits

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

INTERPHASE CORPORATION (Registrant)
Date: November 3, 2010	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)