Form 10-K
period 2010-12-31
INTERPHASE CORP
filed 2011-03-21
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2010, was approximately $9,500,000. As of March 16, 2011, shares of common stock outstanding totaled 6,773,296.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I
Item 1. Business.
Introduction
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications and enterprise markets. Founded in 1974, Interphase provides expert engineering design and electronics manufacturing services in addition to its commercial-off-the-shelf (COTS) portfolio of products. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, ip.access, Nokia Siemens Networks, Samsung, and Sun Microsystems.
The Company maintains a Web site on the Internet with the address of www.interphase.com. Copies of this Annual Report on Form 10-K and copies of the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto are or will be available free of charge as soon as reasonably practical after they are filed with Securities and Exchange Commission (“SEC”) at such Web site. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.
Forward-Looking Statements
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) effects of the ongoing issues in global credit and financial markets, our reliance on a limited number of customers, failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of this report and in the Company’s other filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Key Terms and Definitions
Because Interphase is a technology company many terms used by the Company may be unfamiliar to those outside the industry. The following are some key terms that may be useful in helping the reader understand the products, technologies, and markets relevant for the Company;
AdvancedTCA® or ATCA (Advanced Telecommunications Computing Architecture) — The largest specification effort in the history of the PCI Industrial Computer Manufacturers Group (PICMG), with more than 100 companies participating. Commonly known in the industry as AdvancedTCA, the official specification designation is PICMG 3.x. AdvancedTCA is targeted to requirements for the next generation of “carrier grade” communications equipment. This series of specifications incorporates the latest trends in high-speed interconnect technologies, next-generation processors, and improved reliability, availability and serviceability. This architecture affords greater bandwidth, processing and board density, cooling abilities, and memory, while enabling delivery of highly reliable, scalable and manageable telecommunications products to meet the growing needs of next-generation applications for converged communications networks. AdvancedTCA is a registered trademark of PICMG.
AdvancedMC™ or AMC (Advanced Mezzanine Card) — Specifications that define the mezzanine card form factor for use with ATCA or MicroTCA platforms. AdvancedMC enhances ATCA flexibility by extending its high-bandwidth, multi-protocol interface to individual hot-swappable modules, which are optimized for packet-based telecom applications. Together, ATCA blades equipped with AdvancedMC modules give telecom equipment manufacturers (or TEMs) a versatile platform for quickly building modular telecom systems that could be designed, manufactured, scaled, upgraded and serviced at a much lower cost. AdvancedMC is a trademark of PICMG.
Base Station — A fixed station used in the wireless network for communications between the mobile client (most commonly handsets) and the telecommunications infrastructure. Each cell in a cellular network requires a base station.
Baseband — A transmission medium through which digital signals are sent without frequency shifting. In general, only one communication channel is available at any given time. Ethernet is an example of a baseband network.
Broadband — A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice-grade line.
Building Blocks — The basic board-level products used in a system. These products are combined with other hardware and software building blocks to build a network element, system and/or application.
CompactPCI (cPCI) — An industrial-grade variation of the PCI bus standard that utilizes the Versa Module Eurocard (VME) form factor. CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (i.e., 99.999%) reliability. Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.

CompactPCI Packet Switching Backplane (cPSB) — The generation of the CompactPCI standard that enables an Ethernet-based interconnection fabric across a system backplane in lieu of the H.110 PCI bus. This backplane technology served as the foundation for the AdvancedTCA standard architecture from PICMG.
eNodeB — The base station in the LTE radio access network. In contrast with UMTS base stations, eNodeB uses OFDMA/SC-FDMA as air transport technology. An eNodeB contains one or more radio frequency transmitters and receivers used to communicate directly with mobile devices, which move freely around it.
Embedded Computing Systems — Computer systems designed to perform specific and dedicated functions, often with real-time computing constraints. It is embedded as part of a complete device often including hardware and software. By contrast, a general-purpose computer, such as a personal computer, is designed to be flexible and to meet a wide range of end-user needs. Embedded systems control many devices in common use today.
Femtocell — A small cellular base station typically designed for use in residential or small business environments. Originally known as an Access Point Base Station, it connects to the service provider’s network via broadband (such as DSL or cable); current designs typically support two to four active mobile phones in a residential setting. A femtocell allows service providers to extend service indoors, especially where access would otherwise be limited or unavailable. The femtocell incorporates the functionality of a typical base station, but extends it to allow a simpler, self-contained deployment.
Gateway Appliances — Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.
Gigabit Ethernet (GigE) — A family of frame-based computer networking technologies for local area networks (LANs). Ethernet operates over twisted wire, coaxial cable and fiber optic cables at speeds starting at 10 Mbps. The original 10 Mbps specification was extended to a speed of 100 Mbps transmission bandwidth with Fast Ethernet and to 1 Gbps with Gigabit Ethernet. GigE is now the most popular variant being deployed. Ethernet itself has evolved to the next 10 Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10 Gbps is becoming a commonplace offering in enterprise and service provider networks.
Interworking — The ability to seamlessly communicate between devices supporting dissimilar protocols, such as frame relay and Asynchronous Transfer Mode (ATM), by translating between the protocols, not through encapsulation.
Internal TDM (I-TDM) — An aggregated voice-over-packet protocol that is optimized for voice LANs and packet backplanes (i.e., connecting telephony equipment within the same chassis, room or building). I-TDM is a PICMG standard optimized to transport and switch 64 Kbps low-latency communications traffic over Gigabit Ethernet-based packet backplanes.
Internet Protocol (IP) — The standard method or protocol by which data is sent from one computer to another on the Internet.

Long Term Evolution (LTE or 3GPP LTE) — The project within the 3rd Generation Partnership Project (3GPP) to improve the Universal Mobile Telecommunications System (UMTS) mobile phone standard to cope with future technology evolutions. Goals include improving spectral efficiency, lowering costs, improving services, making use of new spectrum and reframed spectrum opportunities, and better integration with other open standards. A characteristic of so-called “4G” networks such as LTE is that they are fundamentally based upon TCP/IP, the core protocol of the Internet, with higher-level services such as voice, video, and messaging, built on top of this.
Media Converter — A device used to connect two dissimilar media types. Media converters can connect different LAN media, modifying duplex and speed settings. Switching media converters can connect legacy 10BaseT segments to more recent 100Base-X or 100Base-FX fast Ethernet infrastructure.
Microcell — A cell in a mobile communications network served by a low-power cellular base station that covers a limited area, such as a mall, hotel or transportation hub.
OC-3/STM-1 — The American and the European standards (respectively) for optical connections at 155.52 Mbps. This line speed is very common in telecommunications access networks.
Packet Processing — Real-time wire-speed analysis and processing of packets in an IP network.
PCI Industrial Computer Manufacturers Group (PICMG) — A consortium of companies that collaboratively develop open specifications for high-performance telecommunications and industrial computing applications. It is a technical-standards governing body responsible for specifying technical requirements of specific systems architectures, including PCI, CompactPCI, cPSB, and AdvancedTCA. Standardized architectures are intended to provide a common set of rules and parameters for creating a system. The resulting benefit of such specifications is interoperability among multiple vendors for complementary systems, thereby providing alternatives to market monopolies created by proprietary system architectures.
PCI Mezzanine Card (PMC) — A low-profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.
Picocell — A mobile communications base station system that provides smaller and more localized coverage (e.g., indoor areas) than a microcell.
Restriction of Hazardous Substances Directive (RoHS) — The directive of the restriction of the use of certain hazardous substances in electrical and electronic equipment was adopted in February 2003 by the European Union. The RoHS directive took effect on July 1, 2006, and restricts the use of hazardous materials in the manufacture of various types of electronic and electrical equipment. RoHS is often referred to as the lead-free directive, but it restricts, in addition to lead, the use of mercury, cadmium, hexavalent chromium, polybrominated biphenyls and polybrominated diphenyl ether. The maximum permitted concentrations are .1% or 1000 parts per million (ppm) by weight of homogeneous material.
SS7 (Signaling System 7) — The protocols used in the public switch telephone network (PSTN) for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding.

When you dial “1” in front of a number, SS7 routes the call to your long distance carrier, and it also routes local calls based on the first three digits of the phone number.
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
Mission
The Company’s mission is to provide innovative, high-performance solutions to the converging voice, data, and video communication segments of the telecommunications market and to create high-value solutions addressing the enterprise computing, and government markets. Interphase accomplishes this by providing robust building blocks, highly integrated subsystems and innovative gateway appliances, along with engineering design and manufacturing services, to help speed the Company’s customers’ market entry, cut their time to market, and reduce their cost of solution deployment.
Recent Developments
In most major economies across the world, the deployment of new telecommunications equipment and services retreated in 2010. However, Asia, especially China, has been a notable exception where there was a solid pattern of equipment deployment throughout the year. Interphase benefited from China’s 3G network rollout, but only to a very limited degree. The main reason is that the Company’s traditional customers (Western TEMs) were awarded only a small portion of Chinese carriers’ equipment capital spending. Such market dynamics are a clear reflection of an historic transformation as a result of the following “mega-trends:”
•	Shift from “developed country” to “emerging country” subscriber demand with a much lower price point for equipment and services

•	Significant competition from Asian (Chinese) suppliers, especially for Asian demand (which tends to be price sensitive rather than performance sensitive)

•	Shift from circuit-switched network to packet-based IP network
With these trends in mind, and the uncertain global economic picture as a backdrop, Interphase accelerated the diversification of its product portfolio and market expansion. The Company focused on increasing the breadth of its line of products, strengthening its portfolio of new solutions and diversifying into attractive adjacent markets. Key actions taken include the following:
1.	The Company rapidly developed a new baseband product for use in LTE and WiMAX networks. This solution targets high-performance mobile broadband networks through 4th generation (4G) microcell, picocell and enterprise femtocell radio access, offering customers significant “time to market”, “time to revenue” and cost reduction advantages. Our iSPAN 36701 Wireless Basestation Module was demonstrated at the Mobile World Congress 2011 in Barcelona this past February, and generated keen interest from a variety of customers and partners. The product supports all of the critical functions of a wireless base station (excluding the radio head), and it is designed for use in 4G networks, including the LTE (“Long Term Evolution”) eNodeB and next generation WiMAX base stations. In 2011, we expect that we will be asked to customize this product to our customers’ specific needs for a variety of wireless broadband applications. Interphase also offers our customers professional integration services to help them modify any of these solutions to meet their stringent requirements, regardless of the application.

2.	The Company intends to expand its market reach and revenue of its interworking products, which include the iSPAN 3650 AMC and the 92XX Gateway family, as well as the newly introduced iSPAN 3632 product. All of these products provide the necessary protocol interworking between the TDM networks and IP-based networks, at various levels of channelization, and typically offer our customers a significant cost reduction from alternative approaches to accomplish the interworking function.

3.	The Company is expanding its offering of packet processing products, providing solutions that bring innovative products and increased processing density to customers in these markets. The expansion includes the introduction of iSPAN 36MC2 and 36MC3 Packet Processor cards, which are the newest addition to the Company’s portfolio of high-performance packet processor products based on a multi-core processor architecture from Cavium Networks.

4.	The Company is also broadly expanding its current services capabilities by formally offering engineering design services and electronics manufacturing services to the market.
•	Engineering Design Services: During 2010 our services revenue was $770,000, driven by a few key contracts. In 2011, we will increase our efforts in this business, with the goal of growing our reach into new and exciting markets.

•	Electronics Manufacturing Services: This service is offered to clients in need of outsourcing high-quality, high-mix, and low-to-medium-volume product manufacturing. Among Interphase’s many strengths, the quality of our products, our process discipline and our manufacturing capabilities have consistently been identified by our customers as “world class.” We intend to differentiate ourselves on the basis of customer responsiveness, high quality, and low total cost of engagement. Since we have honed our processes of design for manufacture, and because we can supplement these services with the with engineering design services described above, we believe we can improve our customers’ ability to meet their outsourcing needs by using Interphase as a qualified “one-stop shop” supplier. This services offering can also make our manufacturing capability more financially efficient while exposing our Company to additional markets, similar to engineering design services described above.
5.	Lastly, we have been investing in two new market areas: cloud computing and embedded computer vision. Our expectation is that sales of our desktop virtualization product line aimed at cloud computing will be a revenue and profit producer in 2011, quickly followed by our embedded computer vision product, which will produce additional revenue and profit in 2012. These products will introduce Interphase into markets that have already demonstrated significant growth opportunity and welcome innovative new market entrants.
General
With the expanded focus described above, along with the Company’s current high-performance and high-quality product portfolio, ease of integration, highly-capable development team, and strong customer support and professional services for customization and integration services, Interphase has established itself as a “trusted partner” to its global customer base. The Company’s proven capability to provide cost-effective and high-value solutions enables its customers to deliver advanced infrastructure solutions in faster timeframes. The following are the key components of the Company’s advantages and offerings:
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

Telecom and Enterprise I/O Products
Interphase offers solutions primarily in the following four categories, supporting various form factors such as AMC, PCI-X, PCIe, cPCI, and PMC as well as related software applications:
     Network Connectivity
•	T1/E1 communication controllers that primarily support SS7 signaling

•	OC-3/STM-1 ATM network interface cards (NICs)

•	Ethernet NICs
     Interworking
•	OC-3/STM-1 interworking modules

•	Gateway appliances (broadband access gateway and media converter)
     Multi-core Packet Processors
•	GigE packet processors

•	10 GigE packet processors
     Wireless Baseband Modules
•	LTE eNodeB module

•	WiMAX base station module
Services
Interphase offers solutions in two basic categories:
     Engineering Design Services
•	Specifications gathering

•	Program management

•	Detailed design (high performance/cost optimized)

•	Rapid prototyping
     Electronics Manufacturing
•	Supply Chain

•	Branding and control

•	Production assembly

•	Integration

•	Testing and delivery
Marketing and Customers
The Company’s broadband telecommunications products are sold to TEMs for inclusion into telecommunications and networking infrastructure solutions designed for use in wireless carrier networks. Enterprise products are delivered to server manufacturers for integration into server platforms for delivery of high-performance application platforms for enterprise networking.

During 2010, sales to Alcatel-Lucent and Nokia Siemens Networks were $5.1 million or 28% and $2.9 million or 16%, respectively, of the Company’s consolidated revenues. During 2009, sales to Alcatel-Lucent, Emerson and Nokia Siemens Networks were $6.7 million or 26%, $5.0 million or 20% and $4.8 million or 19%, respectively, of the Company’s consolidated revenues. During 2008, sales to Nokia Siemens Networks, Alcatel-Lucent and Emerson were $6.0 million or 23%, $5.6 million or 21% and $3.1 million or 12% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.
The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distributors. In addition to the Company’s headquarters in Plano, Texas, the Company has sales offices located in or near Newark, New Jersey; Amsterdam, Holland; and Helsinki, Finland. The Company’s direct sales force sells products directly to key customers and supports manufacturers’ representatives and the distribution channel. See Note 14 of the accompanying Notes to the Consolidated Financial Statements for information regarding the Company’s geographic assets and revenues.
Manufacturing and Supplies
Manufacturing operations are conducted at the Company’s manufacturing facility located in Carrollton, Texas. The Company’s products consist primarily of various integrated circuits, other electronic components and firmware assembled onto internally designed printed circuit boards.
The Company uses sole-sourced components on some of its products, as well as standard off-the-shelf items. Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes that it has good relationships with its vendors.
The Company generally does not manufacture products to stock finished goods inventory. Instead, substantially all of the Company’s production is dedicated to specific customer purchase orders. As a result, the Company has limited requirements to maintain significant finished goods inventories.
Intellectual Property and Patents
While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate and adapt to technology changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products. The Company is building a patent portfolio related to new product lines currently under development, but it does not hold any patents relative to its current product lines already deployed or released. Instead, as it relates to product lines already deployed or released, the Company relies upon a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company’s products. Furthermore, the laws of some countries do not provide the same degree of protection of the Company’s proprietary information as do the laws of the United States. Finally, the Company’s adherence to industry-wide technical standards and specifications may limit the Company’s opportunities to provide proprietary product features suitable for intellectual rights protection.

The Company is also subject to the risk of litigation alleging infringement of third-party intellectual property rights. Infringement claims could require the Company to expend significant time and money in litigation, paying damages, developing non-infringing technology or acquiring licenses to the technology which is the subject of asserted infringement.
The Company has entered into several nonexclusive software licensing agreements that allow the Company to incorporate third-party software into its product line thereby increasing its functionality, performance and interoperability.
Employees
At December 31, 2010, the Company had 83 regular full-time employees, of which 29 were engaged in manufacturing and quality assurance, 19 in research and development, 17 in sales, sales support, customer service and marketing and 18 in general management and administration.
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
None of the Company’s employees are covered by a collective bargaining agreement, and there have been no work stoppages. The Company considers its relationship with its employees to be good.
Competition
The Company’s primary competition currently includes embedded computing vendors specifically dedicated to telecommunication and enterprise I/O market segments. In the case of specific product offerings, Interphase may also face competition from TEMs’ in-house design teams. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share. Our products and services compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, customer support skills, ease of integration, time-to-market delivery capabilities, flexibility and compliance with industry standards. Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize additional off-the-shelf products for their product design. As we expand into new market areas like cloud computing and desktop virtualization, our competition will change and in some cases may intensify.
Item 1A. Risk Factors.
The continued issues in global credit and financial markets could materially and adversely affect our business and results of operations.

The global credit and financial markets have been experiencing significant disruptions for several years now, including diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors, or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current and potential future disruptions in the credit and financial markets and adverse global economic conditions. There can be no assurance that if the current uncertain economic conditions continue, it will not have a material adverse effect on our operating results, financial condition and cash flows.
The marketing and sale of our products involve lengthy sales cycles. This and other factors make business forecasting extremely difficult and can lead to significant fluctuations in period-to-period results.
We have experienced fluctuations in our period-to-period revenue and operating results in the past and may experience fluctuations in the future. Our sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond our control. We may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause our operating results to fall short of anticipated levels for any period. Delays by our OEM customers in producing products that incorporate our products could also cause operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in our revenue and operating results include success in achieving design wins, the market acceptance of the OEM products that incorporate our products, the rate of adoption of new products, competition from new technologies and other companies, and the variability of the life cycles of our customers’ products.
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
The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile, as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. Future revenue will depend upon our ability to anticipate technological change and to develop and introduce enhanced products of our own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design-win of one of our products to actual production is 18 to 30 months. This timing has varied significantly during times of mergers, economic instability, and technology changes affecting platform architectures. Our inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products could have a material adverse effect on our operating results, financial condition and cash flows.
Litigation against us could require significant time of our management, be costly to defend against and/or negatively impact our operating results.
As noted under Item 3. “Legal Proceedings” below, Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, have brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The various claims and assertions arise from and relate to the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the Consolidated Financial Statements for more information regarding the restructuring plan. The statement of claim is for an aggregate payment of approximately $3.9 million related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit. Although the Company does not believe that the Plaintiffs’ claims have merit, litigation (particularly outside of the United States) is inherently unpredictable, and it is possible that the Company would be required to pay an additional amount to the Plaintiffs. If the required amount was significant, the payment could have a material adverse effect on the Company’s financial condition. Further, if this litigation were to continue for an extended time, the Company’s defense of the Plaintiffs’ claims, even if successful, could require the Company to pay significant costs (including fees of counsel) and require time and energy of the Company’s management that could otherwise be spent on the Company’s business, all of which could negatively affect the Company’s financial condition and operations.
We operate in an intensely competitive marketplace and many of our competitors have greater resources than we do.
The telecommunications, signaling and networking business is extremely competitive, and we face competition from a number of established and emerging companies, both public and private. Our principal competitors have established brand name recognition and market positions and have substantially greater financial resources to deploy on promotion, advertising, research and product development. In addition, as we broaden our product and service offerings, we may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to our product offerings. Increased competition could result in significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in sales volumes, cost reductions or otherwise. We expect that competition will increase as a result of industry consolidations and alliances, as well as the potential emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.
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
Schedule delays, cancellations of programs and changes in customer markets can delay or prevent a design-win from reaching the production phase, which could negatively impact our operating results, financial condition and cash flows.
A design-win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design-win and when customers initiate production shipments. Design-wins reach production volumes at varying rates, typically beginning approximately 18 to 30 months after the design-win occurs. A variety of risks such as schedule delays, customer consolidations, cancellations of programs and changes in customer markets can delay or prevent the design-win from reaching the production phase. The customer’s failure to bring its product (into which our product is designed) to the production phase could have an adverse effect on our operating results, financial condition and cash flows.
Design defects, errors or problems in our products or services could harm our reputation, revenue and profitability.
If we deliver products or services with errors, defects or problems, our credibility and the market acceptance and sales of our products and services could be harmed. Further, if our products or services contain errors, defects or problems, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to liability as a result of product liability lawsuits against us or our customers, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. While no such litigation currently exists, product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to us, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation-of-liability provisions that are included in our license agreements. A product liability claim, whether or not successful, could seriously harm our business, financial condition and results of operations.
We maintain insurance coverage for product liability claims. Although we believe this coverage is adequate, there can be no assurance that coverage under insurance policies will be adequate to cover specific product liability claims made against us. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against us.
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
We manufacture our products at our Carrollton, Texas facility, and have established alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. Even though we have been successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain its services at the same costs that we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to mitigate the effect of an interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.
If we fail to accurately forecast demand for our products, we would be exposed to risk associated with inventory.
We must identify the right product mix and maintain sufficient inventory on hand to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if circumstances change, there could be a material impact on the net realizable value of our inventory, which could adversely affect our results.
We may be unable to effectively protect our proprietary technology, which would negatively affect our ability to compete. Also, if our products are alleged to violate the proprietary rights of others, our ability to compete would be negatively impacted.
Our success depends partly upon certain proprietary technologies developed within our products. To date, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies. We generally enter into confidentiality or license agreements with our customers, distributors and potential customers, which limit access to and distribution of the source code to our software and other proprietary information. Our employees are subject to our strict employment policy regarding confidentiality. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.
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
In 2010, we derived approximately 64% of our revenues from sales outside of North America. Economic and political conditions in some of these markets as well as different legal, tax, accounting and other regulatory requirements may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France have been measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations (See Item 7A — Foreign Currency Risk).
We may require additional working capital to fund operations and expand our business.
We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:
•	fund research and development of new products beyond what is expected in 2011;

•	expand product and service offerings beyond what is contemplated in 2011 if unforeseen opportunities arise;

•	take advantage of potential acquisition opportunities in the current economic environment;

•	invest in businesses and technologies that complement our current operations; or

•	respond to unforeseen competitive pressures.
Our future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. From time to time, we expect to evaluate the acquisition of, or investment in, businesses and technologies that complement our current operations. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. The sale of additional equity securities could result in additional dilution to shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable, if at all. If adequate funds are not available on acceptable terms, our ability to develop or enhance products and services, take advantage of future opportunities or respond to competitive pressures would be limited. This limitation could negatively impact our results of operations, financial condition and cash flows.
We have incurred significant losses.
We posted net losses of approximately $8.4 million, $5.6 million, and $3.0 million for the years ended December 31, 2010, 2009 and 2008 respectively. In order to achieve profitability consistently, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, then the market price of our common stock will likely be negatively impacted.
We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.
The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the telecommunications and networking industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high-technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in our common stock can have a disproportionately large impact on the price of our common stock.
If our stock does not continue to be traded on an established exchange, an active trading market may not exist and the trading price of our stock may decline.
Our common stock is listed on the NASDAQ Global Market. The NASDAQ Global Market’s continued listing standards for our common stock require, among other things, that (i) the closing bid price for our common stock not fall below $1.00; (ii) we have at least 400 beneficial holders and/or holders of record of our common stock; (iii) our stockholders’ equity not fall below $10 million; (iv) we have more than 750,000 shares held by the public (excluding officers, directors, and beneficial holders of 10% or more)

with a market value of at least $5.0 million; and (v) we have at least two registered and active dealers meeting the requirements set forth in the standards. A failure to meet these continued listing requirements is generally required to exist for a period of 10 to 30 consecutive business days (depending upon the type of failure) before a deficiency will be determined to exist. If our common stock was threatened with delisting from the NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements or we may pursue other strategic alternatives to meet the continuing listing standards.
In addition, we may choose to voluntarily delist from NASDAQ, or “go dark,” in the event we believe we may be subject to a delisting proceeding or for any other reason our Board of Directors determines it to be in the best interest of our stockholders.
If our common stock is delisted by, or we voluntarily delist from, the NASDAQ Global Market, our common stock may be eligible to trade on the NASDAQ Capital Market, the OTC Bulletin Board, or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.
The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.
As a smaller reporting company, we are not subject to the provisions of the Sarbanes-Oxley Act of 2002 that require an attestation report from our registered independent public accounting firm regarding management’s assessment of our internal controls over financial reporting. If we cease to qualify as a smaller reporting company or as a non-accelerated filer, we would become subject to this requirement, which could cause us to incur substantial additional costs and may adversely affect our financial results. The failure of our registered independent public accounting firm to concur with management’s assessment of the effectiveness of our internal controls over financial reporting may result in investors losing confidence in the reliability of our financial statements, which may result in a decrease in the trading price of our common stock, prevent us from providing the required financial information in a timely manner which could materially and adversely impact our business, our financial condition and the trading price of our common stock, prevent us from otherwise complying with the standards applicable to us as a public company and subject us to additional regulatory consequences.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s executive offices are located in a 22,000-square-foot leased facility located in Plano, Texas. The executive offices serve as the primary location for the Company’s administrative, development and marketing functions. The Company’s manufacturing and operations center is located in a 24,000-square-foot leased facility in Carrollton, Texas. The executive offices lease extends through February 2014, and the manufacturing and operations center lease extends through March 2014. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns most of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, computer equipment and fixtures.
Item 3. Legal Proceedings.
Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, have brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The various claims and assertions arise from and relate to the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the Consolidated Financial Statements for more information regarding the restructuring plan. The statement of claim is for an aggregate payment of approximately $3.9 million related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.
Item 4. Reserved.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since January 1984, shares of the Company’s common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2009 and 2010 as reported by the NASDAQ Global Market.

2009	High	Low
First Quarter	3.20	1.44
Second Quarter	6.07	3.15
Third Quarter	5.60	3.94
Fourth Quarter	4.50	2.21

2010	High	Low
First Quarter	3.12	2.28
Second Quarter	2.73	1.55
Third Quarter	1.79	1.46
Fourth Quarter	1.87	1.20
The Company had approximately 1,500 beneficial owners of its common stock, of which 76 were of record, as of March 16, 2011.
The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Stock Performance Graph
The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2010, 2009, 2008, 2007 and 2006 with the cumulative total return of the NASDAQ composite index and the Dow Jones US Telecommunications Equipment TSM Index. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2005 in the Common Stock of the Company and in each of the foregoing indices and assumes reinvestment of dividends.

	Cumulative Return
	12/05	12/06	12/07	12/08	12/09	12/10

Interphase Corporation	100	188	235	38	58	41
NASDAQ Composite	100	112	125	74	107	126
Dow Jones US Telecommunications Equipment TSM Index	100	116	119	70	106	112

Item 6. Selected Consolidated Financial Data.
The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related statements of operations at or for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and the notes thereto appearing elsewhere herein, as applicable. In accordance with Accounting Standards Codification (“ASC”) 10-45-68B, “Participating Securities and the Two-Class Method,” which became effective January 1, 2009, prior period share data and corresponding EPS figures have been adjusted retrospectively.
It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, for the years ended December 31, 2010, 2009, and 2008.
Statement of Operations Data:
(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008	2007	2006

Revenues	$18,207	$25,585	$26,231	$30,780	$33,403

Gross margin	9,187	12,289	14,031	17,591	18,126

Research and development	6,572	7,970	9,198	10,216	8,226
Sales and marketing	4,512	5,753	5,237	5,614	5,405
General and administrative	3,843	4,275	4,100	4,692	3,926
Restructuring charge	3,339	1,236	403	—	—

(Loss) income from operations	(9,079)	(6,945)	(4,907)	(2,931)	569
Other income, net	23	289	618	1,128	1,112

(Loss) income before income tax	(9,056)	(6,656)	(4,289)	(1,803)	1,681
Income tax benefit	(637)	(1,102)	(1,263)	(609)	(405)

Net (loss) income	$(8,419)	$(5,554)	$(3,026)	$(1,194)	$2,086

Net (loss) income per share
Basic EPS	$(1.23)	$(0.81)	$(0.46)	$(0.19)	$0.34
Diluted EPS	$(1.23)	$(0.81)	$(0.46)	$(0.19)	$0.33
Weighted average common shares	6,839	6,899	6,550	6,240	6,059
Weighted average common and dilutive shares	6,839	6,899	6,550	6,240	6,333

Balance Sheet Data:
(In thousands)

	December 31,
	2010	2009	2008	2007	2006

Working capital	$13,117	$21,257	$25,301	$27,030	$26,604
Total assets	19,314	28,647	31,248	36,180	34,062
Total liabilities	8,304	9,385	6,962	8,918	8,262
Shareholders’ equity	$11,010	$19,262	$24,286	$27,262	$25,800
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the following are some of the more critical judgment areas in the application of the Company’s accounting policies that affect the Company’s financial condition and results of operations. Management has discussed the application of these critical accounting policies with the Board of Directors and its Audit Committee.
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
Our fixed price contracts relate primarily to long-term engineering design services projects. The revenues for such projects that require significant customization and integration are recognized using the percentage of completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If we are unable to develop reasonably dependable costs or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed.

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
Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation.” Management estimates are necessary in determining compensation expense for both restricted stock and stock options with performance based vesting criteria. Compensation expense for this type of stock-based award is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever. Management evaluates whether performance conditions are probable of occurring on a quarterly basis.
Income Taxes: The Company determines its deferred taxes using the liability method. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement basis and the tax basis of assets and liabilities given the provisions of enacted tax law. The

Company’s consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.
The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable. The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management continuously assesses the realizability of deferred tax assets.
The Company recognizes the impact of uncertain tax positions taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
The Company is periodically engaged in various tax audits by federal, state and foreign governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings, if applicable.
CONSOLIDATED STATEMENT OF OPERATIONS AS A PERCENTAGE OF REVENUE

	Year ended December 31,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of sales	49.5%	52.0%	46.5%

Gross margin	50.5%	48.0%	53.5%

Research and development	36.1%	31.1%	35.1%
Sales and marketing	24.8%	22.5%	20.0%
General and administrative	21.1%	16.7%	15.6%
Restructuring charge	18.3%	4.8%	1.5%

Loss from operations	(49.9)%	(27.1)%	(18.7)%

Interest income, net	0.6%	1.2%	2.0%
Other (loss) income, net	(0.4)%	(0.1)%	0.4%

Loss before income tax	(49.7)%	(26.0)%	(16.3)%
Income tax benefit	(3.5)%	(4.3)%	(4.8)%

Net loss	(46.2)%	(21.7)%	(11.5)%

OVERVIEW
Over the past several years, the telecom market has endured major shifts that have globally impacted the traditional leaders within the industry. Many of these telecom equipment manufacturers continued to experience a shift in their customer demand and continued to lose market share to Asian equipment providers located within the Asian markets throughout 2010. Several of these market leaders who experienced a decline in revenues over the past few years are customers of Interphase, and as such, their demand for Interphase products and services continued to decline during 2010. This was reflected in our financial results for 2010.
Interphase has responded to this global impact to the telecom market, and in 2010, we launched a multi-tiered strategy to diversify our product and service offerings into a number of new business areas, both within and outside of the telecommunications market in which we have traditionally operated over the past decade. Some of these new market opportunities include electronic manufacturing services, cloud computing, LTE baseband products and embedded computer vision. Our goal in the above-mentioned strategy is to diversify our product and service offerings and enter robust new market segments that will allow us to generate growth in a variety of ways.
We have continued to diligently manage our expenses and investments and look for efficiencies throughout our Company in an effort to negate the impacts from our decline in revenue during 2010. As a result, we implemented a Company-wide restructuring plan in the second half of the year, which is expected to result in savings of approximately $5.5 million in annualized operating costs. These efforts were taken in order to bring our expenses in line with our recent revenue run rate. We believe that the diversification work as well as the cost reduction measures will allow us to expand our revenue base as well as our ability to compete effectively in new markets in the future.
RESULTS OF OPERATIONS
Revenues: Total revenues for the years ended December 31, 2010, 2009 and 2008 were $18.2 million, $25.6 million and $26.2 million, respectively. Revenues decreased by 29% in 2010 compared to 2009. This decrease was primarily attributable to our broadband telecom revenues, which decreased by approximately 34% to $15.1 million in 2010 compared to $22.7 million in 2009, primarily as the result of reduced deployments of new telecommunications equipment by our customers, which began in the second half of 2009 and continued throughout 2010. Additionally, professional services revenues decreased to approximately $770,000 in 2010 compared to approximately $1.3 million in 2009. Partially offsetting these decreases was an increase in our enterprise product line revenues to approximately $1.6 million in 2010 compared to approximately $806,000 in 2009. All other revenues, comprised primarily of support and repair services increased slightly to approximately $780,000 in 2010 compared to approximately $753,000 in 2009.
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
Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008 was 50%, 48% and 53%, respectively. The increase in gross margin percentage in 2010 compared to 2009 was primarily due to two factors. There was a positive impact in gross margin in 2010 due to a shift in product mix toward higher margin products within our broadband telecom product portfolio compared to 2009. In addition, gross margin in 2010 was positively impacted by a decrease of $300,000 in excess and obsolete inventory charges during 2010 compared to 2009. We believe that pricing pressures in the industry and our anticipated future product mix may reduce our gross margin percentage in future periods.
The decrease in gross margin percentage in 2009 compared to 2008 was primarily due to three factors. There was a positive impact on the 2008 gross margin percentage due to the $973,000 project cancellation fee recorded in the first quarter of 2008 that had no cost of sales associated with it, while there was no similar charge in 2009. In addition, gross margin in 2009 was negatively impacted by an increase of $300,000 in excess and obsolete inventory charges during 2009 compared to 2008. Finally, gross margin in 2009 was negatively impacted further by product mix, as we experienced an increase in purchases of our lower margin products within our broadband telecom product portfolio.
Research and Development: Our investment in the development of new products through research and development was $6.6 million, $8.0 million and $9.2 million in 2010, 2009 and 2008, respectively. As a percentage of revenue, research and development expenses were 36%, 31% and 35% for 2010, 2009 and 2008, respectively. Research and development expenses decreased in 2010 compared to 2009 by approximately $1.4 million. The decrease was primarily due to the impact of the 2009 and the 2010 restructuring plans. See Note 7 in the Notes to the Consolidated Financial Statements for more information regarding the restructuring plans. Additionally, but to a lesser degree, because much of our research and development resources were located in France, those costs were subject to exchange rate fluctuations with the Euro and the Dollar. The Dollar was stronger against the Euro in 2010 compared to 2009. This exchange rate fluctuation resulted in a decrease to research and development expense of approximately $145,000. We anticipate that spending on research and development will continue to decrease in the near future as a result of the restructuring plans we undertook in the third quarter of 2010 and the fourth quarter of 2009. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.
Research and development expenses decreased in 2009 compared to 2008 by approximately $1.2 million. The decrease was primarily due to three factors. First, we reduced our project related headcount expense by approximately $550,000 in 2009 compared to 2008. In addition, we experienced reduced headcount and facility expense of approximately $355,000 year over year as a result of the restructuring plan we undertook in the first quarter of 2008 (See Note 7 in the Notes to the Consolidated Financial Statements for more information). Finally, the Dollar was stronger against the Euro in 2009 compared to 2008. This exchange rate fluctuation resulted in a decrease to research and development expense of approximately $300,000. The decrease in research and development expense as a percentage of total revenue is due to research and development expense decreasing at a higher rate than revenue.
Sales and Marketing: Sales and marketing expenses were $4.5 million, $5.8 million and $5.2 million in 2010, 2009 and 2008, respectively. As a percentage of revenue, sales and marketing expenses were 25%, 22% and 20% for 2010, 2009 and 2008, respectively. Sales and marketing expenses decreased by approximately $1.2 million in 2010 compared to 2009. Approximately, 60% of the decrease in sales and marketing expense was a result of the 2010 and 2009 restructuring plans. See Note 7 in the Notes to the Consolidated Financial Statements for more information regarding the restructuring plans. The remaining portion of the decrease in sales and marketing expense was the result of a decrease in commission and variable compensation to employees in 2010 compared to 2009. The increase in sales and marketing expense as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expense. We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue results.
Sales and marketing expenses increased by approximately $515,000 in 2009 compared to 2008. The increase in sales and marketing expense was primarily driven by two factors. In late 2008, we made strategic headcount investments in the areas of business development and marketing, which increased sales and marketing expense for 2009 by approximately $380,000. Also, during 2009, we saw an increased utilization of outside sales representation and consulting services which resulted in additional expense of approximately $250,000 in 2009 compared to 2008. These increases were partially offset by the impact of the Dollar’s strength against the Euro in 2009 compared to 2008. This exchange rate fluctuation resulted in a decrease to sales and marketing expense of approximately $100,000. The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing while sales and marketing expenses increased.
General and Administrative: General and administrative expenses were $3.8 million, $4.3 million and $4.1 million in 2010, 2009 and 2008, respectively. As a percentage of revenue, general and administrative expenses were 21%, 17% and 16% in the years ended December 31, 2010, 2009 and 2008, respectively. General and administrative expenses decreased by approximately $430,000 in 2010 compared to 2009. The decrease was primarily due to three factors. First, general and administrative expense related to outside providers of accounting, consulting and legal services decreased by approximately $245,000 in 2010 compared to 2009. In addition, executive variable compensation decreased by approximately $120,000 in 2010 compared to 2009. Finally, general and administrative expense decreased by approximately $80,000 as a result of the 2010 restructuring plan. See Note 7 in the Notes to the Consolidated Financial Statements for more information regarding the restructuring plan. The increase in general and administrative expense as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expense.
General and administrative expenses increased slightly in 2009 compared to 2008. The increase in general and administrative expenses as a percentage of total revenues was due to revenue decreasing while general and administrative expenses increased slightly.
Restructuring Charge: On September 30, 2010, we initiated a restructuring plan intended to result in savings of approximately $5.5 million in annualized operating costs. The goal of the 2010 restructuring plan was to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. Under the 2010 restructuring plan, we reduced our worldwide work force by 39 regular full-time positions, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million classified as an operating expense in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. (See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information.)

On December 11, 2009, we adopted a plan to restructure our worldwide operations. The primary goal of the 2009 restructuring program was to align our spending with revenue trends and to enable additional investments in strategic growth areas. Under the 2009 restructuring plan, we reduced our workforce by 12 positions. As a result of the 2009 restructuring plan, we recorded a restructuring charge of approximately $1.2 million classified as an operating expense in the fourth quarter of 2009, of which approximately $1.1 million resulted in cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash impairment charges. (See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information.)
On March 27, 2008, we adopted a plan to restructure our United States based business operations to balance our spending with revenue trends. The primary goal of the 2008 restructuring plan was to improve our ability to invest in future business opportunities that are designed to provide us with increased growth potential and greater revenue diversification in future years and better align our skills with our future direction. Under the 2008 restructuring plan, we reduced our workforce by 14 employees and we recorded a restructuring charge of $403,000, classified as an operating expense. (See Note 7 of the accompanying Notes to the Consolidated Financial Statements for more information.)
Interest Income, Net: Interest income, net of interest expense, was $102,000, $301,000 and $526,000 in 2010, 2009 and 2008, respectively. The decrease in interest income, net of interest expense, in 2010 compared to 2009 was primarily due to lower investment balances and lower rates of return on our investments. The decrease in interest income, net of interest expense, in 2009 compared to 2008 was primarily due to lower investment rates of return.
Other (loss) income, Net: Other loss, net was $79,000 and $12,000 in 2010 and 2009, respectively. Other income, net was $92,000 in 2008. Other loss, net in 2010 primarily relates to the change in market value of a foreign exchange derivative financial instrument which resulted in a loss of approximately $62,000. Other loss, net in 2009 was primarily related to exchange losses on invoices from foreign suppliers. Other income, net in 2008 is primarily due to the change in market value of our foreign exchange derivative financial instruments which resulted in a gain of approximately $130,000. We did not hold any foreign exchange contracts during 2009. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for more information regarding our derivative financial instruments.
Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate, as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2010, 2009 and 2008. The effective income tax benefit rate was 7%, 17% and 29% for 2010, 2009 and 2008, respectively. These income tax benefits were primarily due to a 30% research and development tax credit earned by our operations in France. The benefits from the research and development tax credit were partially offset by tax expense related to income generated in France. The decrease in the effective income tax benefit rates were primarily due to a year-over-year reduction in the Company’s research and development tax credit earned during each year. We will no longer generate tax credits from French research and development, because we closed our French operation at the end of 2010.
Net loss: We reported a net loss of approximately $8.4 million, $5.6 million and $3.0 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents decreased by $3.3 million for the year ended December 31, 2010. Cash and cash equivalents increased by $732,000 and $999,000 for the year ended December 31, 2009 and 2008, respectively.
Operating Activities: Trends in cash flows from operating activities for 2010, 2009 and 2008, are generally similar to the trends in our earnings, except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of restricted stock and write-off of impaired capitalized software. Cash used in operating activities totaled $6.7 million compared to a net loss of $8.4 million for the year ended December 31, 2010. Cash used in operating activities totaled $949,000 for the year ended December 31, 2009, compared to a net loss of $5.6 million. Cash used in operating activities totaled $805,000 for the year ended December 31, 2008, compared to a net loss of $3.0 million. Provisions for uncollectible accounts and returns decreased during 2010 due to revenue reductions and improved collection efforts throughout the year. Provisions for uncollectible accounts and returns increased during 2009 as we experienced a shift in our customers’ risk profiles and payment trends. Provision for excess and obsolete inventories decreased by $300,000 for 2010 compared to 2009. Provision for excess and obsolete inventories increased by $300,000 for 2009 compared to 2008. Depreciation and amortization decreased by approximately $110,000 and $33,000 in 2010 and 2009, respectively. Amortization of restricted stock decreased approximately $76,000 for 2010 compared to 2009 primarily due to the cumulative effect of restricted stock cancellations in 2010. See Note 9 in Notes to the Consolidated Financial Statements for more information on restricted stock. During 2010, there were write-offs of capitalized fixed assets of $29,000 primarily related to the restructuring actions taken during the third quarter of 2010. During 2009, there were write-offs of capitalized software of $173,000 primarily related to the restructuring actions taken during the fourth quarter of 2009. During 2008, there were write-offs of software licenses of $185,000 that were procured for products that were subsequently discontinued.
Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities: Net cash provided by investing activities totaled $3.6 million, $1.6 million and $2.0 million in 2010, 2009 and 2008, respectively. Cash provided by or used in investing activities in each of the three years presented related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment during 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions. Additions to property and equipment during 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. Additions to property and equipment during 2008 primarily related to additional functionality and enhancements to our enterprise performance management system and purchases for the engineering and manufacturing functions. Purchases of marketable securities decreased by approximately $3.4 million for 2010 compared to 2009. Purchases of marketable securities increased by approximately $300,000 for 2009 compared to 2008. Proceeds from the sale of marketable securities decreased by approximately $1.6 million for 2010 compared to 2009. Proceeds from the sale of marketable securities decreased by approximately $300,000 for 2009 compared to 2008.
Financing Activities: There was no net cash provided by or used in financing activities for the year ended December 31, 2010. Net cash provided by financing activities totaled $4,000 and $2,000 for the years ended December 31, 2009 and 2008, respectively. Cash provided by financing activities for 2009 and 2008 is comprised of proceeds from the exercise of stock options. Stock option exercises remained consistent in 2009 compared to 2008.
Commitments
At December 31, 2010, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2011 are estimated at $310,000, a significant portion of which relates to enhancements to our manufacturing equipment and product development and engineering tools. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2011.
The following table summarizes our future contractual obligations and payment commitments as of December 31, 2010 (in thousands):

Contractual Obligation	Payments due by period
	Total	<1 year	1 - 3 years	3 - 5 years	> 5 years

Long-term debt obligation (1,2)	$3,689	$63	$3,626	$—	$—
Operating lease obligations (3,4)	$2,017	$694	$1,208	$115	$—

Total	$5,706	$757	$4,834	$115	$—

(1)	At December 31, 2010, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank. The revolving credit facility matures on December 19, 2013 and is secured throughout the term of the credit facility by marketable securities.

(2)	We incur interest expense on the borrowings from the revolving credit facility at a rate of LIBOR plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2010, our interest rate on the borrowings from the revolving credit facility was 1.8%. We used the 1.8% rate to estimate interest expense for 2011 through December 2013. The interest expense estimate is $63,000 annually for the years 2011 through December 2013.

(3)	We lease our facilities under non-cancelable operating leases with the longest terms extending to March 2014.

(4)	Our operating lease at our headquarters location includes a $280,000 letter of credit issued to our landlord which can only be used in the case of non-payment of such lease. The letter of credit, if accessed, would be funded by our existing revolving credit facility.

Off-Balance Sheet Arrangements
In an attempt to mitigate foreign currency risk, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At December 31, 2010 and 2009, we had no foreign exchange contracts outstanding.
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
Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We elected early application of ASC 605-25 and it was effective for us on January 1, 2010. Our adoption of this standard did not have any impact on our consolidated financial statements.
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). We expect to adopt and prospectively apply the provisions of this standard beginning January 1, 2011. Our adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk.
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $1.7 million, $2.4 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. This risk will be significantly reduced in the future due to the closure of our French operations at the end of 2010.
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. For the year ended December 31, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract. We held no foreign exchange contracts at any point during the year ended December 31, 2009, and thus there was no related gain or loss. For the year ended December 31, 2008, we recognized a gain of $130,000 related to these foreign exchange contracts. At December 31, 2010 and 2009, there were no foreign exchange contracts outstanding.
Market Price Risk
We had no equity hedge contracts outstanding as of December 31, 2010, 2009 or 2008.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2010. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2010. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2009.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (LIBOR) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.8% and 1.3% at December 31, 2010 and 2009, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control — Integrated Framework.” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011, which is incorporated herein by reference.
Executive Officers
See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011, which is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct, which applies to all of the members of the board of directors and employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and, to the extent required by the listing standards of the NASDAQ Global Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.
Item 11. Executive Compensation.
See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011, which is incorporated herein by reference.

Number of securities in
thousands remaining
	Number of securities in		available for future
	thousands to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,470	$5.00	1,236
Equity Compensation plans not approved by security holders	—	—	—

Total	1,470	$5.00	1,236
See Note 9 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder-approved stock incentive plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See information regarding certain relationships, related transactions and director independence under the headings “Election of Directors,” “Audit Committee,” “Nominating and Governance Committee,” “Executive Compensation,” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
See information regarding principal accountant fees and services under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2011” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011, which is incorporated herein by reference.

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

INTERPHASE CORPORATION
Date: March 21, 2011	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2011.

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
We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Dallas, Texas
March 21, 2011

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$4,772	$8,115
Marketable securities	6,005	9,724
Trade accounts receivable, less allowances of $70 and $76, respectively	4,633	5,106
Inventories	1,645	1,699
Prepaid expenses and other current assets	623	2,202

Total current assets	17,678	26,846

Machinery and equipment	6,840	6,993
Leasehold improvements	327	430
Furniture and fixtures	398	587

	7,565	8,010
Less-accumulated depreciation and amortization	(7,151)	(7,318)

Total property and equipment, net	414	692

Capitalized software, net	485	912
Other assets	737	197

Total assets	$19,314	$28,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,388	$1,257
Deferred revenue	39	161
Accrued liabilities	2,486	2,667
Accrued compensation	648	1,504

Total current liabilities	4,561	5,589

Deferred lease obligations	243	296
Long term debt	3,500	3,500

Total liabilities	8,304	9,385

Commitments and contingencies

Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 6,815,600 and 6,911,494 shares issued and outstanding, respectively	682	691
Additional paid in capital	43,355	43,022
Retained deficit	(32,203)	(23,784)
Cumulative other comprehensive loss	(824)	(667)

Total shareholders’ equity	11,010	19,262

Total liabilities and shareholders’ equity	$19,314	$28,647

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2010	2009	2008

Revenues	$18,207	$25,585	$26,231
Cost of sales	9,020	13,296	12,200

Gross margin	9,187	12,289	14,031

Research and development	6,572	7,970	9,198
Sales and marketing	4,512	5,753	5,237
General and administrative	3,843	4,275	4,100
Restructuring charge	3,339	1,236	403

Total operating expenses	18,266	19,234	18,938

Loss from operations	(9,079)	(6,945)	(4,907)

Interest income, net	102	301	526
Other (loss) income, net	(79)	(12)	92

Loss before income tax	(9,056)	(6,656)	(4,289)

Income tax benefit	(637)	(1,102)	(1,263)

Net loss	$(8,419)	$(5,554)	$(3,026)

Net loss per share:
Basic EPS	$(1.23)	$(0.81)	$(0.46)

Diluted EPS	$(1.23)	$(0.81)	$(0.46)

Weighted average common shares	6,839	6,899	6,550

Weighted average common and dilutive shares	6,839	6,899	6,550

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income (loss)

Balance at December 31, 2007	6,500	$650	$42,267	$(15,204)	$(451)	$27,262

Option exercises	1	—	2	—	—	2
Stock issued under restricted stock plan, net forefeitures	72	7	(6)	—	—	1
Amortization of restricted stock plan compensation	—	—	389	—	—	389

Comprehensive income:
Foreign currency translation	—	—	—	—	(256)	(256)	(256)
Unrealized holding period loss	—	—	—	—	(86)	(86)	(86)

Net loss	—	—	—	(3,026)	—	(3,026)	(3,026)

Total comprehensive loss	—	—	—	—	—	—	$(3,368)

Balance at December 31, 2008	6,573	$657	$42,652	$(18,230)	$(793)	$24,286

Option exercises	1	—	4	—	—	4
Stock issued under restricted stock plan, net forefeitures	337	34	(34)	—	—	—
Amortization of restricted stock and stock option plan compensation	—	—	400	—	—	400

Comprehensive income:
Foreign currency translation	—	—	—	—	64	64	64
Unrealized holding period gain	—	—	—	—	62	62	62

Net loss	—	—	—	(5,554)	—	(5,554)	(5,554)

Total comprehensive loss	—	—	—	—	—	—	$(5,428)

Balance at December 31, 2009	6,911	$691	$43,022	$(23,784)	$(667)	$19,262

Option exercises	—	—	—	—	—	—
Stock forfeited under restricted stock plan	(95)	(9)	9	—	—	—
Amortization of restricted stock and stock option plan compensation	—	—	324	—	—	324

Comprehensive income:
Foreign currency translation	—	—	—	—	(125)	(125)	(125)
Unrealized holding period loss	—	—	—	—	(32)	(32)	(32)

Net loss	—	—	—	(8,419)	—	(8,419)	(8,419)

Total comprehensive loss	—	—	—	—	—	—	$(8,576)

Balance at December 31, 2010	6,816	$682	$43,355	$(32,203)	$(824)	$11,010

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(8,419)	$(5,554)	$(3,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for uncollectible accounts and returns	12	27	(14)
Provision for excess and obsolete inventories	200	500	200
Depreciation and amortization	725	835	868
Amortization of restricted stock	324	400	389
Write-off of impaired capitalized software, property and equipment	29	173	185
Change in assets and liabilities:
Trade accounts receivable	461	(375)	2,806
Inventories	(146)	130	357
Prepaid expenses and other current assets	1,458	577	(1,480)
Other assets	(552)	10	671
Accounts payable, deferred revenue and accrued liabilities	(6)	1,728	(1,286)
Accrued compensation	(762)	305	(424)
Deferred lease obligations	(53)	295	(51)

Net adjustments	1,690	4,605	2,221

Net cash used in operating activities	(6,729)	(949)	(805)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(182)	(236)
Purchase of capitalized software	(30)	(136)	(336)
Proceeds from the sale of marketable securities	6,640	8,269	8,585
Purchases of marketable securities	(2,950)	(6,372)	(6,049)

Net cash provided by investing activities	3,613	1,579	1,964

Cash flows from financing activities:
Borrowings under credit facility	7,500	14,000	3,500
Payments on debt	(7,500)	(14,000)	(3,500)
Proceeds from the exercise of stock options	—	4	2

Net cash provided by financing activities	—	4	2

Effect of exchange rate changes on cash and cash equivalents	(227)	98	(162)

Net (decrease) increase in cash and cash equivalents	(3,343)	732	999
Cash and cash equivalents at beginning of year	8,115	7,383	6,384

Cash and cash equivalents at end of year	$4,772	$8,115	$7,383

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—	$—
Interest paid	$32	$7	$236
The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business: Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications and enterprise markets. Founded in 1974, Interphase provides expert engineering design and electronics manufacturing services in addition to its commercial-off-the-shelf (COTS) portfolio of products. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, ip.access, Nokia Siemens Networks, Samsung, and Sun Microsystems. See Note 14 for information regarding the Company’s revenues related to North America and foreign regions.
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
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company maintains deposits in federally insured financial institutions in excess of the federally insured (FDIC) limits. However, as a result of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, all funds in a “noninterest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. As of December 31, 2010, the Company had cash equivalents, in an interest bearing account, which are not protected by the FDIC insurance coverage of approximately $1.7 million. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the institution in which the account is held.
The financial institution holding the Company’s noninterest-bearing cash accounts is insured by the FDIC. At December 31, 2010, the Company’s noninterest-bearing cash accounts did not exceed federally insured limits. From time to time, the Company has had cash in financial institutions in excess of federally insured limits or in interest bearing accounts.
Marketable Securities: The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available for sale and presented as current assets on the balance sheet. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive loss. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.
As of December 31, 2010, the fair market value of marketable securities was $6.0 million, of which $3.8 million matures in one year or less, and $2.2 million matures in five years or less. As of December 31, 2009, the fair market value of marketable securities was $9.7 million, of which $5.0 million matures in one year or less, and $4.7 million matures in five years or less. The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2010 of $32,000. The Company recorded an unrealized gain with respect to certain available-for-sale securities in 2009 of $62,000.
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2010				December 31, 2009
	Fair Value		Unrealized	Estimated		Unrealized	Estimated
	Hierarchy	Cost	Gain	Fair Value	Cost	Gain	Fair Value
Agencies	Level 2	$304	$1	$305	$3,350	$29	$3,379
Asset Backed	Level 2	1,675	8	1,683	2,065	17	2,082
Corporate Bonds	Level 2	1,411	6	1,417	976	1	977
Municipal Bonds and US Treasuries	Level 2	2,590	10	2,600	3,276	10	3,286

Total		$5,981	$25	$6,005	$9,667	$57	$9,724

Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value which requires management to estimate the collectability of the Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management. This reserve is also partially determined by using percentages applied to certain aged receivable categories based on historical results and is reevaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts.
The activity in this account was as follows (in thousands):

	Balance at		(Write-offs)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period

2010	$41	$—	$(18)	$23
2009	113	(16)	(56)	41
2008	77	45	(9)	113
Allowance for Returns: The Company maintains an allowance for returns based upon expected return rates. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2010, 2009 and 2008, the allowance for returns was $47,000, $35,000 and $46,000, respectively, and presented as a reduction to accounts receivable.
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
Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2010	2009

Raw Materials	$1,236	$1,399
Work-in-Process	384	218
Finished Goods	25	82

Total	$1,645	$1,699

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2010, 2009 and 2008 were $200,000, $500,000 and $200,000, respectively.

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

Year ended December 31:	Depreciation Expense

2010	$278
2009	$367
2008	$427
The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years
Capitalized Software: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company’s products as well as the general operations of the Company. Capitalized software is amortized over three to five years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:	Amortization Expense	Accumulated Amortization
2010	$447	$2,945
2009	$468	$2,517
2008	$441	$2,382
Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. There was determined to be no future use with certain furniture and fixtures and computer equipment which resulted in writedowns of these long-lived assets of approximately $29,000 during 2010. There was determined to be no future use with certain software licenses which resulted in writedowns of capitalized software of $175,000 and $185,000 during 2009 and 2008, respectively. During 2010 and 2009, the writedowns were recorded in operating expense as part of the restructuring charge. During 2008, the writedowns were recorded as operating expense in research and development.
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
Our fixed price contracts relate primarily to long-term engineering design services projects. The revenues for such projects that require significant customization and integration are recognized using the percentage of completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If we are unable to develop reasonably dependable costs or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The Company had unbilled revenues of approximately $305,000 and $309,000 included in other current assets on the Company’s balance sheet at December 31, 2010 and 2009, respectively.
Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve of $80,000 and $75,000 at December 31, 2010 and 2009, respectively, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.
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
Interest Income, Net: Interest income from investment in securities and cash balances was approximately $141,000, $308,000 and $714,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense related to the Company’s credit facility was approximately $39,000, $7,000 and $188,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $9,000, $21,000 and $17,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Foreign Currency Translation: Assets and liabilities of the Company’s French subsidiary, whose functional currency is other than the U.S. Dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Realized foreign currency transaction gains and losses are recognized in the Consolidated Statements of Operations as incurred.
Unrealized gains or losses are accumulated in shareholders’ equity as a component of other comprehensive income.
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
The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable. The Company considers recent historical losses, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Management is continuously assessing the realizability of deferred tax assets.
The Company recognizes the impact of uncertain tax positions taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
Other Comprehensive Loss: Other comprehensive losses are presented on the Consolidated Statement of Shareholder’s Equity and are comprised of unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Areas involving estimates include the allowance for doubtful accounts and returns, warranties, inventory impairment charges, accrued liabilities, income tax accounts and revenues.
2. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2010	2009

Research and development tax credit in France	$—	$1,583
Prepaid other	623	619

Total prepaid expenses and other current assets	$623	$2,202

3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Provision for restructuring	$1,189	$979
French corporate tax	322	500
Reserve for uncertain tax position	391	491
Inventory receipts	94	106
Legal	151	6
Accrued other	339	585

Total accrued liabilites	$2,486	$2,667

4. DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges. Changes in the market value of these contracts result in gains or losses recognized in other (loss) income, net in the period of the change. For the year ended December 31, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract. We held no foreign exchange contracts at any point during the year ended December 31, 2009, and thus there was no related gain or loss. For the year ended December 31, 2008, we recognized a gain of $130,000 related to these foreign exchange contracts. At December 31, 2010 and 2009, there were no foreign exchange contracts outstanding.
5. CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At December 31, 2010 and December 31, 2009, the Company’s interest rate on the $3.5 million outstanding balance was 1.8% and 1.3%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to ..75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of December 31, 2010 is classified as long-term debt on the Company’s balance sheet.

6. INCOME TAXES
The provision for income taxes applicable to operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2010	2009	2008

United States tax provision (benefit)	$—	$—	$(2)
Foreign tax benefit	(637)	(1,102)	(1,261)

Income tax benefit	$(637)	$(1,102)	$(1,263)

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2010 and 2009, are presented as follows (in thousands):

	Year ended December 31,
	2010	2009

Current deferred tax assets:

Inventories	$654	$623
Accounts receivable	8	14
Deferred revenue	25	56
Other accruals	284	193

Total current deferred tax assets	$971	$886

Noncurrent deferred tax assets:
Depreciation	$161	$(46)
Amortization	24	82
Other	196	111
Net operating loss carryforwards	14,445	11,151

Total noncurrent deferred tax assets	$14,826	$11,298

Valuation allowance for deferred tax assets	(15,797)	(12,184)

Deferred tax assets, net of valuation allowance	$—	$—

A valuation allowance is established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog and other factors.
Concluding that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. The Company continues to maintain a valuation allowance on all of the net deferred tax assets at December 31, 2010 because management believes, after considering all available objective evidence, that the realization of the assets is not reasonably assured. Until an appropriate level of profitability is sustained, the Company expects to record a full valuation allowance on future tax benefits, except for those that may be generated in foreign jurisdictions.
The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008

Income taxes at statutory rate	$(3,079)	$(2,263)	$(1,458)
Benefit for French research and development tax credit	(1,125)	(1,582)	(1,699)
State provision (benefit)	—	—	(7)
French permanent items	118	119	83
Foreign income inclusion	—	240	—
Adjustment to deferred tax assets	(169)	379	(17)
Other	5	6	9
Change in valuation allowance	3,613	1,999	1,827

Benefit for income taxes	$(637)	$(1,102)	$(1,262)

At December 31, 2010, the Company had approximately $42.4 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022. The federal net operating loss includes $3.6 million related to non-qualified stock option deductions. The Company also had state net operating losses of $4.6 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized. At December 31, 2010, the Company’s French subsidiary has a net research and development tax credit, generated in 2010, of approximately $435,000, classified as a non-current asset on the Company’s balance sheet. At December 31, 2009, the Company’s French subsidiary had a net research and development tax credit, generated during 2009, of approximately $1.0 million, classified as a current asset on the Company’s balance sheet. During 2010, research and development tax credits generated for the year ended December 31, 2009, were refunded to the Company. The Company expects to receive the refund for the research and development tax credit generated for the year ended December 31, 2010 in 2014.
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
At December 31, 2010 and 2009, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2007 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (NOL) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.
The Company is also subject to income tax in France. At December 31, 2010, the Company had an uncertain tax position of approximately $720,000, of which $661,000 is related to a potential liability, $28,000 is related to possible interest, and $31,000 is related to a potential penalty. At December 31, 2009, the Company had an uncertain tax position of approximately $771,000, of which $737,000 is related to a potential liability, $11,000 is related to possible interest, and $23,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact in the amount of $661,000, resulting in a favorable impact on the effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2007 and subsequent remain open for examination.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefit
Balance as of January 1, 2009	$503
Additions based on tax positions — current year	272
Additions based on tax positions — previous years	33
Reductions as a result of lapse of statute limitations	(56)
Effect of exchange rate changes	19

Balance as of December 31, 2009	$771

Additions based on tax positions — current year	$46
Additions based on tax positions — previous years	43
Reductions as a result of lapse of statute limitations	(82)
Effect of exchange rate changes	(58)

Balance as of December 31, 2010	$720

7. RESTRUCTURING CHARGE
On September 30, 2010, we initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. Under the 2010 restructuring plan, we reduced our worldwide work force by 39 employees, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million classified as an operating expense in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. The following table summarizes the timing of payments under the restructuring plan (in thousands):

		Cash
		payments, net		Cash payments,
		of currency		net of currency
		translation	Reclassification	translation
		adjustments	of restructuring	adjustments,
		during quarter	charge, net of	during quarter	Remaining
		ended	currency	ended	liability as
	Restructuring	September 30,	translation	December 31,	of December
Description	charge	2010	adjustments	2010	31, 2010

Severance & Fringe Benefits	$3,181	$—	$(111)	$2,057	$1,013
Other Related Costs	158	—	111	93	176

Total	$3,339	$—	$—	$2,150	$1,189

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million classified as an operating expense in the fourth quarter of 2009 of which approximately $1.1 million resulted in cash expenditures to cover employee severance and benefits. These amounts were paid out under the restructuring plan by the end of 2010. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges.
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

Earnings per share are calculated as follows (in thousands, except per share data):

		Years ended December 31,
	2010	2009	2008

Basic loss per share:
Net loss	$(8,419)	$(5,554)	$(3,026)
Weighted average common shares outstanding	6,839	6,899	6,550
Basic loss per share	$(1.23)	$(0.81)	$(0.46)

Diluted loss per share:
Net loss	$(8,419)	$(5,554)	$(3,026)
Weighted average common shares outstanding	6,839	6,899	6,550

Dilutive stock options and restricted stock	—	—	—
Weighted average common shares outstanding — assuming dilution	6,839	6,899	6,550

Diluted loss per share	$(1.23)	$(0.81)	$(0.46)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	1,371	1,494	1,655
9. COMMON STOCK
2004 Long-Term Stock Incentive Plan: The Interphase Corporation Amended and Restated Stock Option Plan and the Interphase Corporation Directors Stock Option Plan have been collectively amended and restated as the “Interphase Corporation 2004 Long-Term Stock Incentive Plan,” effective May 5, 2004. Options granted under the separate plans prior to the effective date of the amended and restated plan shall be subject to the terms and conditions of the separate plans in effect with respect to such options prior to the effective date, and awards granted after the effective date shall be subject to the terms and conditions of the 2004 Long-Term Stock Incentive Plan. Awards granted under this plan may be (a) incentive stock options, (b) non-qualified stock options, (c) bonus stock awards, (d) stock appreciation rights, (e) performance share awards and performance unit awards, (f) phantom stock awards, and (g) any other type of award established by the Compensation Committee which is consistent with the Plan’s purposes, as designated at the time of grant. The total amount of Common Stock with respect to which awards may be granted under the Plan is 5,250,000 shares.
Amended and Restated Stock Option Plan: The exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board of Directors. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options generally vest ratably over a three-year or four-year period from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months, in most cases, following termination of employment except in the event of death or disability, as defined.
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
Stock Options: During 2010, the Company issued 272,200 stock options that vest between a three to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $1.74. Additionally, during 2010, the Company issued 171,000 stock options which are subject to the achievement of certain performance conditions. If the performance condition is met, the stock options vest between a one to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $1.66. Based on the performance conditions not being deemed probable at December 31, 2010, no compensation expense related to these options has been recorded. During 2009, the Company issued 100,000 stock options which are subject to the achievement of certain performance conditions. If the performance condition is met, the stock options vest over a three year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.55. The performance conditions were not deemed probable at December 31, 2010 and 2009, no compensation expense related to these options has been recorded. The performance conditions for these stock options were not satisfied and were cancelled February 2, 2011. Compensation expense related to stock options was approximately $39,000 for the year ended December 31, 2010. The Company did not recognize any compensation expense related to stock options in 2009 or 2008.
The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of	Weighted Average	Aggregate
	Options	Option Price	Intrinsic Value

Balance, December 31, 2007	1,699	9.67	$4,366

Granted	—	N/A
Exercised	(1)	4.12
Canceled	(64)	10.17

Balance, December 31, 2008	1,634	9.65	—

Granted	100	2.55
Exercised	(1)	4.12
Canceled	(283)	14.81

Balance, December 31, 2009	1,450	8.16	—

Granted	443	1.71
Exercised	—	N/A
Canceled	(423)	12.42

Balance, December 31, 2010	1,470	5.00	—

Exercisable at December 31, 2010	955	$6.69	$—

The total intrinsic value of stock options exercised during 2008 was approximately $4,000.
The following table summarizes information about options granted under the plans that were outstanding at December 31, 2010 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Average Exercise	Exercisable at	Average Exercise
Prices	12/31/10	(years)	Price	12/31/10	Price

$1.36 - $4.18	605	8.18	$2.19	90	$4.11
$4.19 - $8.35	695	1.29	5.99	695	5.99
$8.36 - $11.45	170	3.04	10.96	170	10.96

Total	1,470	4.33	$5.00	955	$6.69
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date. There were no options granted in 2008.

	2010	2009	2008
Weighted average risk free interest rates	2.84%	3.55%	N/A
Weighted Average life (in years)	10	10	N/A
Volatility	63.37%	67.72%	N/A
Expected dividend yield	—	—	N/A
Weighted average grant-date fair value per share of options granted	$1.24	$1.95	N/A
Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during 2010. During 2009, the Company issued 390,500 restricted stock shares granted at market prices ranging from $1.82 to $2.10. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $285,000, $400,000 and $389,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there is approximately $566,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2009, there was approximately $1.1 million of total unamortized compensation cost. The following summarizes the restricted stock activity for 2010 and 2009:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested restricted stock at December 31, 2008	232,249	$7.24
Granted	390,500	1.87
Vested	(85,191)	6.51
Cancelled/Forefeited	(53,300)	8.99

Nonvested restricted stock at December 31, 2009	484,258	$2.84

Granted	—	N/A
Vested	(69,809)	5.26
Cancelled/Forefeited	(95,894)	2.15

Nonvested restricted stock at December 31, 2010	318,555	$2.52

10. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2010, 2009 and 2008, the Company had no related party transactions.
11. EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% up to 6% of the employee’s contributions up to a maximum of $7,350 per employee for the year ended December 31, 2010. The total expense under this plan was $339,000, $400,000 and $408,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company offers no post-retirement or post-employment benefits.
12. OTHER FINANCIAL INFORMATION
Major Customers: During 2010, sales to Alcatel-Lucent and Nokia Siemens Networks were $5.1 million or 28% and $2.9 million or 16%, respectively, of the Company’s consolidated revenues. During 2009, sales to Alcatel-Lucent, Emerson and Nokia Siemens Networks were $6.7 million or 26%, $5.0 million or 20% and $4.8 million or 19%, respectively of the Company’s consolidated revenues. During 2008, sales to Nokia Siemens Networks, Alcatel-Lucent and Emerson were $6.0 million or 23%, $5.6 million or 21% and $3.1 million or 12% of the Company’s consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2010, was approximately $1.3 million, $660,000 and $585,000, due from Alcatel-Lucent, Samsung and Nokia Siemens Networks, respectively. Included in accounts receivable at December 31, 2009, was approximately $1.5 million, $1.0 million, $750,000, and $600,000, due from Nokia Siemens Networks, Alcatel-Lucent, PointRed Telecom and Emerson, respectively. No other customers accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.
Commitments: The Company leases its facilities under noncancelable operating leases with the longest terms extending to March 2014. Rent expense related to these leases is recorded on a straight-line basis. As of December 31, 2010, operating lease commitments having noncancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2011	$694
2012	$599
2013	$609
2014	$115
Thereafter	$—
Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2010	$794
2009	$826
2008	$840
Contingencies: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, have brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The various claims and assertions arise from and relate to the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the Consolidated Financial Statements for more information regarding the restructuring plan. The statement of claim is for an aggregate payment of approximately $3.9 million related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.
13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We elected early application of ASC 605-25 and it was effective for us on January 1, 2010. Our adoption of this standard did not have any impact on our consolidated financial statements.
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). We expect to adopt and prospectively apply the provisions of this standard beginning January 1, 2011. Our adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

14. SEGMENT DATA
The Company is principally engaged in delivering solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the Communications, Aerospace-Defense, and Enterprise markets. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.
Geographic long lived assets, determined by physical location, and revenue, determined by location of the customer, related to North America and foreign regions as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

Long Lived Assets	2010	2009

North America	$771	$1,294
Europe	128	310

Total	$899	$1,604

Revenues	2010	2009	2008

North America	$6,559	$7,490	$8,598
Pacific Rim	6,458	10,812	11,204
Europe	5,190	7,283	6,429

Total	$18,207	$25,585	$26,231

Additional information regarding revenue by product-line is as follows (in thousands):

Product Revenue	2010	2009	2008

Broadband telecom	$15,104	$22,742	$23,218
Enterprise	1,553	806	867
Other	780	753	1,645
Professional services	770	1,284	501

Total	$18,207	$25,585	$26,231

15. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2010 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$3,759	$3,858	$4,770	$5,820
Gross margin	1,859	1,781	2,331	3,216
(Loss) income before income tax	(2,530)	(2,222)	(4,666)	362
Net (loss) income	(2,363)	(2,211)	(4,292)	447
Net (loss) income per share:
Basic EPS	$(0.34)	$(0.32)	$(0.63)	$0.07

Diluted EPS	$(0.34)	$(0.32)	$(0.63)	$0.06
Quarterly results of operations for 2009 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$8,421	$8,120	$4,368	$4,676
Gross margin	5,017	4,456	1,099	1,717
Income (loss) before income tax	427	(121)	(2,726)	(4,236)
Net income (loss)	707	74	(2,381)	(3,954)
Net income (loss) per share:
Basic EPS	$0.11	$0.01	$(0.34)	$(0.57)

Diluted EPS	$0.11	$0.01	$(0.34)	$(0.57)
Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings (loss) per common share for the applicable year.

INDEX TO EXHIBITS
Exhibits

3 (a)	Certificate of Incorporation of the registrant and all amendments as of March 21, 2011. (15)

3 (b)	Amended and Restated Bylaws of the registrant adopted on July 27, 2007. (3)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (5)

10 (b)	Second Amendment to lease on Facility at Parkway Center, Phase I, Plano, Texas. (6)

10 (c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (7)

10 (d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (8)

10 (e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (9)

10 (f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(10)

10 (g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(10)

10 (h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(10)

10 (i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Deborah A. Shute, dated December 30, 2008. *(10)

10 (j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(10)

10 (k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(10)

10 (l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(10)

10 (m)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008* (11)

10 (n)	Employment, Confidentiality, and Non-Competition Agreement with H. Keith Seawright, dated April 6, 2010* (12)

10 (o)	Interphase Corporation 2004 Long-Term Stock Incentive Plan *(13)

21 (a)	Subsidiaries of the Registrant. (14)

23 (a)	Consent of Independent Registered Public Accounting Firm. (15)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (15)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (15)

32 (a)	Section 1350 Certification. (15)

32 (b)	Section 1350 Certification. (15)

(1)	Filed as an exhibit to Registration Statement No. 2-86523 on Form S-1 and incorporated herein by reference.

(2)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Report on Form 8-K on July 31, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K on January 9, 2001, and incorporated herein by reference.

(5)	Filed as an exhibit to Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

E-1

(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

(7)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference

(8)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.

(9)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference

(10)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference

(12)	Filed as an exhibit to Current Report on Form 8-K on April 7, 2010, and incorporated herein by reference.

(13)	Filed as an exhibit to Schedule 14a on March 31, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(15)	Filed herewith

*	Management contract or compensatory plan or arrangement.

E-2