Form 10-Q
period 2011-03-31
INTERPHASE CORP
filed 2011-05-09
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2011, shares of common stock outstanding totaled 6,886,835.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$7,057	$4,772
Marketable securities	2,551	6,005
Trade accounts receivable, less allowances of $88 and $70, respectively	6,011	4,633
Inventories	1,530	1,645
Prepaid expenses and other current assets	1,191	623

Total current assets	18,340	17,678

Machinery and equipment	6,246	6,840
Leasehold improvements	327	327
Furniture and fixtures	398	398

	6,971	7,565
Less-accumulated depreciation and amortization	(6,590)	(7,151)

Total property and equipment, net	381	414

Capitalized software, net	394	485
Other assets	649	737

Total assets	$19,764	$19,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,699	$1,388
Deferred revenue	49	39
Accrued liabilities	1,837	2,486
Accrued compensation	733	648

Total current liabilities	4,318	4,561

Deferred lease obligations	229	243
Long-term debt	3,500	3,500

Total liabilities	8,047	8,304

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,814,835 and 6,815,600 shares issued and outstanding, respectively	681	682
Additional paid in capital	43,889	43,355
Retained deficit	(31,972)	(32,203)
Cumulative other comprehensive loss	(881)	(824)

Total shareholders’ equity	11,717	11,010

Total liabilities and shareholders’ equity	$19,764	$19,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$6,688	$3,759
Cost of sales	3,436	1,900

Gross margin	3,252	1,859

Research and development	1,032	2,093
Sales and marketing	1,004	1,260
General and administrative	985	1,004

Total operating expenses	3,021	4,357

Income (loss) from operations	231	(2,498)

Interest income, net	3	46
Other income (loss), net	5	(78)

Income (loss) before income tax	239	(2,530)

Income tax expense (benefit)	8	(167)

Net income (loss)	$231	$(2,363)

Net income (loss) per share:
Basic EPS	$0.03	$(0.34)

Diluted EPS	$0.03	$(0.34)

Weighted average common shares	6,787	6,871

Weighted average common and dilutive shares	6,911	6,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$231	$(2,363)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for uncollectible accounts and returns	18	(10)
Provision for excess and obsolete inventories	—	100
Depreciation and amortization	145	203
Amortization of stock-based compensation	91	93
Write-off of impaired capitalized software	—	2
Change in assets and liabilities:
Trade accounts receivable	(1,396)	942
Inventories	115	(301)
Prepaid expenses and other current assets	(549)	(24)
Other assets	128	(176)
Accounts payable, deferred revenue and accrued liabilities	(430)	(306)
Accrued compensation	71	13
Deferred lease obligations	(14)	(11)

Net cash used in operating activities	(1,590)	(1,838)

Cash flows from investing activities:
Purchase of property and equipment	(53)	(14)
Purchase of capitalized software	(6)	(5)
Proceeds from the sale of marketable securities	3,441	1,917
Purchase of marketable securities	—	(1,641)

Net cash provided by investing activities	3,382	257

Cash flows from financing activities:
Borrowings under credit facility	—	3,500
Payments on credit facility	—	(3,500)
Proceeds from the exercise of stock options	442	—

Net cash provided by financing activities	442	—

Effect of exchange rate changes on cash and cash equivalents	51	(56)

Net increase (decrease) in cash and cash equivalents	2,285	(1,637)
Cash and cash equivalents at beginning of period	4,772	8,115

Cash and cash equivalents at end of period	$7,057	$6,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications and enterprise markets. Founded in 1974, Interphase provides expert engineering design and electronics manufacturing services, in addition to its commercial-off-the-shelf (COTS) portfolio of products. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, ip.access, Nokia Siemens Networks, Samsung, and Sun Microsystems. See Note 11 for information regarding the Company’s revenues related to North America and foreign regions.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010.
NOTE 2. — STOCK-BASED COMPENSATION
Stock Options: During the three months ended March 31, 2011, the Company issued 204,500 stock options that vest over a three to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $1.83. During the three months ended March 31, 2010, the Company issued 1,200 stock options that vest over a four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $2.56. Additionally, during 2010, the Company issued 171,000 stock options which are subject to the achievement of certain performance conditions. If the performance conditions are met, the stock options vest between a one to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $1.66. Of the stock options outstanding at March 31, 2011, 168,500 are subject to the achievement of certain performance conditions. The performance conditions related to 11,000 of these stock options were deemed probable at March 31, 2011, and the related compensation expense has been recorded in the first quarter of 2011. The performance conditions related to the remaining options were not deemed probable at March 31, 2011, and therefore no compensation expense related to these options has been recorded. Compensation expense related to stock options was approximately $35,000 for the three months ended March 31, 2011. The Company did not recognize any compensation expense related to stock options during the three months ended March 31, 2010. The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2011 and 2010 is 1.64 years and 1.82 years, respectively.
The following table summarizes the combined stock option activity under all of the plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2010	1,470,222	$5.00
Granted	204,500	1.83
Exercised	(86,500)	5.11
Canceled	(286,683)	5.46

Balance, March 31, 2011	1,301,539	$4.39

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended
	March 31,	March 31,
	2011	2010
Weighted average risk free interest rates	3.62%	3.87%
Weighted average life (in years)	10	10
Volatility	63.62%	66.48%
Expected dividend yield	—	—
Weighted average grant-date fair value per share of options granted	$1.36	$1.95
Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during 2010 or 2011. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $56,000 and $93,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there is approximately $351,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2010, there was approximately $566,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.2 years. The following summarizes the restricted stock activity for the first quarter of 2011:

		Weighted
	Restricted Stock	Average Grant
	Shares	Date Value
Nonvested restricted stock at December 31, 2010	318,555	$2.52
Granted	—	—
Vested	(33,295)	3.84
Cancelled/Forefeited	(87,265)	1.87

Nonvested restricted stock at March 31, 2011	197,995	$2.59

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
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2011			December 31, 2010
				Estimated			Estimated
	Fair Value		Unrealized	Fair		Unrealized	Fair
	Hierarchy	Cost	Gain	Value	Cost	Gain	Value
Agencies	Level 2	$—	$—	$—	$304	$1	$305
Asset Backed	Level 2	1,468	6	1,474	1,675	8	1,683
Corporate Bonds	Level 2	1,072	5	1,077	1,411	6	1,417
Municipal Bonds and US Treasuries	Level 2	—	—	—	2,590	10	2,600

Total		$2,540	$11	$2,551	$5,980	$25	$6,005

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	March 31, 2011	December 31, 2010
Raw Materials	$1,075	$1,236
Work-in-Process	391	384
Finished Goods	64	25

Total	$1,530	$1,645

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There were no such writedowns during the three months ended March 31, 2011. Writedowns for the three months ended March 31, 2010 were $100,000.
NOTE 5. — DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to adverse movements in foreign currency exchange rates because it conducts business on a global basis and in some cases in foreign currencies. The Company’s former operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations.
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges. Changes in the market value of these contracts result in gains or losses recognized in other income (loss), net in the period of change. We held no foreign exchange contracts at any point during the three months ended March 31, 2011, and thus there was no related gain or loss. For the three months ended March 31, 2010, the Company recognized a loss of approximately $67,000 related to a foreign exchange contract. At March 31, 2011 and December 31, 2010, there were no foreign exchange contracts outstanding.

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
The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2011 and March 31, 2010. The income tax benefit for the three months ended March 31, 2010 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefit from the research and development tax credit was partially offset by tax expense related to income generated in France. We no longer generate tax credits from French research and development because we closed our French operations at the end of 2010.
NOTE 7. — RESTRUCTURING CHARGE
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

		Reclassification of	Cash payments, net of	Cash payments, net of	Remaining
		restructuring charge,	currency translation	currency translation	liability
		net of currency	adjustments, during	adjustments, during	as of
	Restructuring	translation	quarter ended	quarter ended	March 31,
Description	charge	adjustments	December 31, 2010	March 31, 2011	2011
Severance & Fringe Benefits	$3,181	$(111)	$2,057	$957	$56
Other Related Costs	158	111	93	62	114

Total	$3,339	$—	$2,150	$1,019	$170

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million resulted cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. Cash payments, net of currency translation adjustments, during the quarter ended March 31, 2010 were approximately $530,000. The remaining liability as of March 31, 2010 was approximately $449,000. These amounts were paid out under the restructuring plan by the end of 2010.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At March 31, 2011 and December 31, 2010, the Company’s interest rate on the $3.5 million outstanding balance was 1.8%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of March 31, 2011 and December 31, 2010 is classified as long-term debt on the Company’s balance sheets. Subsequent to March 31, 2011 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.
NOTE 9. — COMPREHENSIVE INCOME (LOSS)
The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended
	March 31,
	2011	2010
Net income (loss)	$231	$(2,363)
Other comprehensive income:
Unrealized holding loss arising during period, net of tax	(13)	(14)
Foreign currency translation adjustment	(44)	12

Comprehensive income (loss)	$174	$(2,365)

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2011	2010
Basic net income (loss) per share:
Net income (loss)	$231	$(2,363)
Weighted average common shares outstanding	6,787	6,871
Basic net income (loss) per share	$0.03	$(0.34)

Diluted net income (loss) per share:
Net income (loss)	$231	$(2,363)
Weighted average common shares outstanding	6,787	6,871
Dilutive stock options	124	—

Weighted average common shares outstanding — assuming dilution	6,911	6,871
Diluted net income (loss) per share	$0.03	$(0.34)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	978	1,336

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 11. — SEGMENT INFORMATION
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
Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Revenues:
Europe	$2,963	$1,650
Pacific Rim	2,027	742
North America	1,698	1,367

Total	$6,688	$3,759

Additional information regarding revenue by product-line is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Product Revenues:
Telecommunications	$5,459	$3,210
Enterprise	840	217
Services	319	291
Other	70	41

Total	$6,688	$3,759

NOTE 12. — RECENTLY ISSUED ACCOUNTING PROUNOUCEMENTS
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We elected early application ASC 605-25 and it was effective for us on January 1, 2010. Our adoption of this standard did not have any impact on our condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). We adopted and prospectively applied the provisions of this standard beginning January 1, 2011. Our adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) effects of the ongoing issues in global credit and financial markets, our reliance on a limited number of customers, our failure to see spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes”, “plans”, “expects”, “will”, “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
RESULTS OF OPERATIONS
Revenue
Total revenue increased 78% to $6.7 million for the three months ended March 31, 2011, compared to $3.8 million for the same period in the prior year. This increase is generally due to leveraging design wins that we won, in some cases, over two years ago and are now beginning to generate revenue. Our telecommunications product revenue, increased to $5.5 million for the three months ended March 31, 2011, compared to $3.2 million in the comparable period in the prior year. Our enterprise product revenue increased to $840,000 for the first quarter of 2011 compared to $217,000 for the same period in the previous year. Our services revenues increased slightly to $319,000 for the three months ended March 31, 2011, compared to $291,000 for the same period in the previous year. All other revenues increased to $70,000, compared to $41,000 in the comparable period last year.
During the first quarter of 2011, sales to three customers individually accounted for approximately 31%, 23% and 13% of total revenues, respectively. During the first quarter of 2010, sales to three customers individually accounted for approximately 37%, 12%, and 11% of total revenues, respectively. No other customer accounted for more than 10% of our consolidated revenue in the periods presented.
Gross Margin
Gross margin as a percentage of revenue was 49% for the three months ended March 31, 2011 and 2010. Increased utilization of our manufacturing facility and a decrease of $100,000 in excess and obsolete inventory charges in the first quarter of 2011 compared to the same period in the prior year offset by a shift in product mix toward lower margin products resulted in a consistent gross margin percentage for the periods presented. We believe that pricing pressures in the industry and our anticipated future product mix may reduce our gross margin percentage in future periods.
Research and Development
Our investment in the development of new products through research and development was $1.0 million the first quarter of 2011 compared to $2.1 million for the three months ended March 31, 2010. The decrease was primarily due to the impact of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenue, research and development expenses were approximately 15% in the first quarter of 2011 compared to approximately 56% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing significantly while research and development expenses decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing
Sales and marketing expenses were $1.0 million and $1.3 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The decrease in sales and marketing expense was primarily due to the impact of the 2010 restructuring plan offset by an increase in compensation related expenses. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenue, sales and marketing expenses were approximately 15% in the first quarter of 2011, compared to approximately 34% for the same period in the prior year. The decrease in sales and marketing expenses as a percentage of total revenue was primarily due to revenue increasing significantly while sales and marketing expenses decreased slightly. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $1.0 million for the three months ended March 31, 2011 and 2010. Although general and administrative expenses remained unchanged, this was the result of several offsetting factors. General and administrative expenses decreased by approximately $70,000 due to employee turnover and extended absences and by approximately $100,000 as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. These decreases were offset by increases of approximately $70,000 related to legal services and approximately $70,000 related to variable compensation expense. As a percentage of revenue, general and administrative expenses were approximately 15% in the first quarter 2011 and 27% for the same period in the prior year. The decrease in general and administrative expenses as a percentage of total revenue was primarily due to revenue increasing significantly while general and administrative expense decreased slightly. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Interest Income, Net
Interest income, net of interest expense, decreased to $3,000 for the three months ended March 31, 2011 from $46,000 in the comparable period in the prior year. The decrease in interest income, net of interest expense, for the three month period in 2011 compared to 2010 was primarily due to lower investment balances and lower rates of return on our investments.
Other Income (Loss), Net
Other income, net was $5,000 for the three months ended March 31, 2011. Other loss, net was $78,000 for the three months ended March 31, 2010. Other loss, net for the three months ended March 31, 2010 primarily relates to the change in market value of a foreign exchange derivative financial instrument which resulted in a loss of approximately $67,000. We did not hold any foreign exchange contracts during the three months ended March 31, 2011. See Note 5 of the accompanying notes to the condensed consolidated financial statements for more information regarding our derivative financial instruments.
Income Taxes
Our tax expense rate was 3% for the three months ended March 31, 2011, compared to a tax benefit rate of 7% for the three months ended March 31, 2010.
The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2011 and March 31, 2010. The income tax benefit for the three months ended March 31, 2010 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefit from the research and development tax credit was partially offset by tax expense related to income generated in France. We no longer generate tax credits from French research and development because we closed our French operations at the end of 2010.

Net Income (Loss)
We reported a net income of $231,000 for the three months ended March 31, 2011 and a net loss of $2.4 million for the three months ended March 31, 2010. Basic and diluted earnings per share for the three months ended March 31, 2011 was $0.03. Basic loss per share for the three months ended March 31, 2010 was ($0.34).
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased approximately $2.3 million for the three months ended March 31, 2011. Cash and cash equivalents decreased approximately $1.6 million for the three months ended March 31, 2010.
Operating Activities
Trends in cash flows from operating activities for the three months ended March 31, 2011 and 2010 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation and write-off of impaired capitalized software. Cash used in operating activities totaled $1.6 million for the three months ended March 31, 2011, compared to net income of $231,000. Provision for uncollectible accounts and returns increased $28,000 for the three months ended March 31, 2011 compared to the same period in 2010. Provision for excess and obsolete inventories decreased $100,000 for the three months ended March 31, 2011, compared to the same period in 2010. Depreciation and amortization decreased $58,000 for the three months ended March 31, 2011, compared to the same period in 2010. Amortization of stock-based compensation decreased $2,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. See Note 2 in the notes to condensed consolidated financial statements for more information on stock-based compensation. Write-off of impaired capitalized software decreased $2,000 for the three months ended March 31, 2011, compared to the same period in 2010.
Changes in assets and liabilities result primarily from the timing of production, sales and purchases. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $3.4 million and $257,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. Cash provided by investing activities in each of the periods related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment and capitalized software were $59,000 for the three months ended March 31, 2011, compared to $19,000 for the three months ended March 31, 2010. The additions for the three months ended March 31, 2011 primarily related to equipment purchases for our manufacturing, engineering and administrative functions. The additions for the three months ended March 31, 2010, primarily related to software and equipment purchases for our engineering and sales and marketing functions. There were no purchases of marketable securities for the three months ended March 31, 2011. Purchases of marketable securities were $1.6 million for the three months ended March 31, 2010. Proceeds from the sale of marketable securities increased to $3.4 million for the three months ended March 31, 2011, compared to $1.9 million for the three months ended March 31, 2010.
Financing Activities
Net cash provided by financing activities totaled $442,000 for the three months ended March 31, 2011; it was solely proceeds from the exercise of stock options. There was no net cash provided by or used in financing activities for the three months ended March 31, 2010.

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

		Reclassification of	Cash payments, net of	Cash payments, net of	Remaining
		restructuring charge,	currency translation	currency translation	liability
		net of currency	adjustments, during	adjustments, during	as of
	Restructuring	translation	quarter ended	quarter ended	March 31,
Description	charge	adjustments	December 31, 2010	March 31, 2011	2011
Severance & Fringe Benefits	$3,181	$(111)	$2,057	$957	$56
Other Related Costs	158	111	93	62	114

Total	$3,339	$—	$2,150	$1,019	$170

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million resulted cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. Cash payments, net of currency translation adjustments, during the quarter ended March 31, 2010 were approximately $530,000. The remaining liability as of March 31, 2010 was approximately $449,000. These amounts were paid out under the restructuring plan by the end of 2010.
Commitments
At March 31, 2011, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2011 are estimated at approximately $250,000, a significant portion of which relates to enhancements to our manufacturing equipment and product development and engineering tools. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2011.
Off-Balance Sheet Arrangements
In an attempt to mitigate foreign currency risk, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At March 31, 2011 and December 31, 2010, we had no foreign exchange contracts outstanding.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $3,000 and $434,000 for the three months ended March 31, 2011 and 2010, respectively. This risk was significantly reduced due to the closure of our French operations at the end of 2010.
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other (loss) income, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three months ended March 31, 2011, and thus there was no related gain or loss. For the three months ended March 31, 2010, the Company recognized a loss of approximately $67,000 related to a foreign exchange contract. At March 31, 2011 and December 31, 2010, there were no foreign exchange contracts outstanding.
Market Price Risk
We had no equity hedge contracts outstanding as of March 31, 2011 or December 31, 2010.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2011. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2011. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2010.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (LIBOR) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.8% at March 31, 2011 and December 31, 2010. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. After March 31, 2011, all borrowings under this facility were repaid.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
French Restructuring Litigation: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, have brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The various claims and assertions arise from and relate to the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. The statement of claim is for an aggregate payment of approximately €2.8 million ($3.9 million) related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.
Patent-infringement Litigation: On April 7, 2011, Interphase was named as one of the defendants in a lawsuit filed by Mosaid Technologies (“Mosaid”). The complaint includes allegations that Interphase has infringed and is infringing upon a certain registered U.S. patent to which Mosaid has enforcement rights. The sole infringement allegation directed at Interphase appears to concern communications controller chips that Interphase purchases (indirectly) from Freescale Semiconductor, Inc., (“Freescale”), another defendant in the infringement allegation, which are used in several of Interphase’s products.
The complaint requests a judgment that Mosaid’s patents have been and are being infringed and, accordingly, an award of an unspecified amount of damages, plus interest and costs, as well as injunctive relief and any other remedies available under law. Because the complaint claims that the alleged infringing conduct is willful, it also requests treble damages and attorneys’ fees under the applicable U.S. patent statute.
Interphase does not know if there is any merit to Mosaid’s allegations. Nevertheless, Interphase intends, and Interphase understands that Freescale intends, to vigorously defend the allegations; and to the extent that the infringement claim relates to the Freescale chips used in Interphase’s products, Freescale will also defend Interphase and indemnify Interphase against damages in the lawsuit.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32 (a)	Section 1350 Certification of Chief Executive Officer.
32 (b)	Section 1350 Certification of Chief Financial Officer.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: May 9, 2011	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)