Form 10-Q
period 2011-06-30
INTERPHASE CORP
filed 2011-08-08
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-35267
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2011, shares of common stock outstanding totaled 6,895,085.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$8,252	$4,772
Marketable securities	2,987	6,005
Trade accounts receivable, less allowances of $68 and $70, respectively	5,045	4,633
Inventories	1,524	1,645
Prepaid expenses and other current assets	483	623

Total current assets	18,291	17,678

Machinery and equipment	6,285	6,840
Leasehold improvements	327	327
Furniture and fixtures	400	398

	7,012	7,565
Less-accumulated depreciation and amortization	(6,641)	(7,151)

Total property and equipment, net	371	414

Capitalized software, net	369	485
Other assets	652	737

Total assets	$19,683	$19,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,634	$1,388
Deferred revenue	110	39
Accrued liabilities	1,390	2,486
Accrued compensation	678	648

Total current liabilities	3,812	4,561

Deferred lease obligations	212	243
Long-term debt	3,500	3,500

Total liabilities	7,524	8,304

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,892,835 and 6,815,600 shares issued and outstanding, respectively	689	682
Additional paid in capital	44,008	43,355
Retained deficit	(31,655)	(32,203)
Cumulative other comprehensive loss	(883)	(824)

Total shareholders’ equity	12,159	11,010

Total liabilities and shareholders’ equity	$19,683	$19,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$6,177	$3,858	$12,865	$7,617
Cost of sales	2,930	2,077	6,366	3,977

Gross margin	3,247	1,781	6,499	3,640

Research and development	1,016	1,818	2,048	3,911
Sales and marketing	872	1,271	1,876	2,531
General and administrative	1,029	954	2,014	1,958

Total operating expenses	2,917	4,043	5,938	8,400

Income (loss) from operations	330	(2,262)	561	(4,760)

Interest income, net	8	41	11	87
Other loss, net	(6)	(1)	(1)	(79)

Income (loss) before income tax	332	(2,222)	571	(4,752)

Income tax expense (benefit)	15	(11)	23	(178)

Net income (loss)	$317	$(2,211)	$548	$(4,574)

Net income (loss) per share:
Basic EPS	$0.05	$(0.32)	$0.08	$(0.67)

Diluted EPS	$0.04	$(0.32)	$0.08	$(0.67)

Weighted average common shares	6,852	6,832	6,819	6,851

Weighted average common and dilutive shares	7,139	6,832	7,097	6,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$548	$(4,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible accounts and returns	3	(12)
Provision for excess and obsolete inventories	—	100
Depreciation and amortization	280	393
Amortization of stock-based compensation	191	184
Change in assets and liabilities:
Trade accounts receivable	(415)	1,518
Inventories	121	(151)
Prepaid expenses and other current assets	146	(110)
Other assets	140	—
Accounts payable, deferred revenue and accrued liabilities	(920)	(719)
Accrued compensation	4	(180)
Deferred lease obligations	(31)	(25)

Net cash provided by (used in) operating activities	67	(3,576)

Cash flows from investing activities:
Purchase of property and equipment	(93)	(36)
Purchase of capitalized software	(64)	(25)
Proceeds from the sale of marketable securities	4,052	3,118
Purchase of marketable securities	(1,050)	(2,795)

Net cash provided by investing activities	2,845	262

Cash flows from financing activities:
Borrowings under credit facility	3,500	5,500
Payments on credit facility	(3,500)	(5,500)
Proceeds from the exercise of stock options	469	—

Net cash provided by financing activities	469	—

Effect of exchange rate changes on cash and cash equivalents	99	(199)

Net increase (decrease) in cash and cash equivalents	3,480	(3,513)
Cash and cash equivalents at beginning of period	4,772	8,115

Cash and cash equivalents at end of period	$8,252	$4,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications and enterprise markets. The company also offers a comprehensive portfolio of desktop virtualization solutions. Founded in 1974, Interphase provides expert engineering design and electronics manufacturing services, in addition to its commercial-off-the-shelf (COTS) product portfolio. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, ip.access, Nokia Siemens Networks, Samsung, and Sun Microsystems. See Note 11 for information regarding the Company’s revenues related to North America and foreign regions.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010.
NOTE 2. — STOCK-BASED COMPENSATION
Stock Options: During the six months ended June 30, 2011, the Company issued 215,000 stock options that vest over a three to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.00. During the six months ended June 30, 2010, the Company issued 23,700 stock options that vest over a four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $2.63. Compensation expense related to these stock options was approximately $46,000 and $4,000 for the three months ended June 30, 2011 and 2010, respectively. Compensation expense related to these stock options was approximately $71,000 and $4,000 for the six months ended June 30, 2011 and 2010, respectively.
During the six months ended June 30, 2011, the Company issued 10,000 stock options with performance-based vesting criteria through December 31, 2014 and which expire ten years from the date of grant. The weighted average exercise price of these stock options is $6.20. Of the stock options outstanding at June 30, 2011, 178,500 are subject to the achievement of certain performance conditions. The performance conditions related to 16,750 of these stock options were deemed probable during the six months ended June 30, 2011. Compensation expense related to performance-based stock options was approximately $4,000 and $15,000 for the three and six months ended June 30, 2011, respectively. The Company did not recognize any compensation expense related to performance-based stock options during the three or six months ended June 30, 2010. The performance conditions related to the remaining options were not deemed probable at June 30, 2011, and therefore no compensation expense related to these options has been recorded.
The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2011 and 2010 is 1.65 years and 2.67 years, respectively.
The following table summarizes the combined stock option activity under all of the plans:

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2010	1,470,222	$5.00
Granted	225,000	2.19
Exercised	(93,000)	5.04
Canceled	(364,033)	6.03

Balance, June 30, 2011	1,238,189	$4.18

Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average risk free interest rates	3.39%	3.87%	3.60%	3.87%
Weighted average life (in years)	10	10	10	10
Volatility	65.47%	66.09%	63.79%	66.11%
Expected dividend yield	—	—	—	—

Weighted average grant-date fair value per share of options granted	$4.33	$1.99	$1.63	$1.99

Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During the three months ended June 30, 2011, the Company issued 72,000 shares of restricted stock. There were no shares of restricted stock issued during 2010. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $50,000 and $87,000 for the three months ended June 30, 2011 and 2010, respectively. Compensation expense related to restricted stock was approximately $106,000 and $180,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there is approximately $618,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 3.4 years. As of December 31, 2010, there was approximately $566,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.2 years. The following summarizes the restricted stock activity for the six months ended June 30, 2011:

	Restricted Stock	Weighted Average
	Shares	Grant Date Value
Nonvested restricted stock at December 31, 2010	318,555	$2.52
Granted	72,000	4.41
Vested	(55,107)	4.62
Cancelled/Forefeited	(87,765)	1.87

Nonvested restricted stock at June 30, 2011	247,683	$2.84

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2011			December 31, 2010
			Unrealized	Estimated			Estimated
	Fair Value		Gain	Fair		Unrealized	Fair
	Hierarchy	Cost	(Loss)	Value	Cost	Gain	Value

Agencies	Level 2	$—	$—	$—	$304	$1	$305
Asset Backed	Level 2	1,022	4	1,026	1,675	8	1,683
Corporate Bonds	Level 2	907	4	911	1,411	6	1,417
Municipal Bonds and US Treasuries	Level 2	1,050	—	1,050	2,590	10	2,600

Total		$2,979	$8	$2,987	$5,980	$25	$6,005

NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	June 30, 2011	December 31, 2010

Raw Materials	$1,175	$1,236
Work-in-Process	238	384
Finished Goods	111	25

Total	$1,524	$1,645

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There were no such writedowns during the three months ended June 30, 2011 and 2010. In addition, there were no such writedowns during the six months ended June 30, 2011. Writedowns for the six months ended June 30, 2010 were $100,000.
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
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges. Changes in the market value of these contracts result in gains or losses recognized in other loss, net in the period of change. We held no foreign exchange contracts at any point during the six months ended June 30, 2011, and thus there was no related gain or loss. For the three months ended June 30, 2010, the Company recognized a gain of approximately $5,000 related to a foreign exchange contract. For the six months ended June 30, 2010, the Company recognized a loss of approximately $62,000 related to a foreign exchange contract. At June 30, 2011 and December 31, 2010, there were no foreign exchange contracts outstanding.
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
The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at June 30, 2011 and June 30, 2010. The income tax benefit for the three and six months ended June 30, 2010 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefit from the research and development tax credit was partially offset by tax expense related to income generated in France. We no longer generate tax credits from French research and development because we closed our French operations at the end of 2010.
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Cash
			payments, net		Cash
			of currency		payments, net
		Reclassification	translation	Cash payments,	of currency
		of restructuring	adjustments, during	net of currency	translation
		charge, net of	quarter	translation	adjustments,	Remaining
		currency	ended	adjustments, during	during quarter	liability
	Restructuring	translation	December 31,	quarter ended	ended	as of
Description	charge	adjustments	2010	March 31, 2011	June 30, 2011	June 30, 2011

Severance & Fringe Benefits	$3,181	$(111)	$2,057	$957	$27	$29
Other Related Costs	158	111	93	62	114	—

Total	$3,339	$—	$2,150	$1,019	$141	$29

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million resulted cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. Cash payments, net of currency translation adjustments, during the three and six months ended June 30, 2010 were approximately $132,000 and $662,000, respectively. The remaining liability as of June 30, 2010 was approximately $317,000. These amounts were paid out under the restructuring plan by the end of 2010.
NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At June 30, 2011 and December 31, 2010, the Company’s interest rate on the $3.5 million outstanding balance was 1.7% and 1.8%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of June 30, 2011 and December 31, 2010 is classified as long-term debt on the Company’s balance sheets. Subsequent to June 30, 2011 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.
NOTE 9. — COMPREHENSIVE INCOME (LOSS)
The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$317	$(2,211)	$548	$(4,574)
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period, net of tax	(3)	5	(16)	(9)
Foreign currency translation adjustment	1	(95)	(43)	(83)

Comprehensive income (loss)	$315	$(2,301)	$489	$(4,666)

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic net income (loss) per share:
Net income (loss)	$317	$(2,211)	$548	$(4,574)
Weighted average common shares outstanding	6,852	6,832	6,819	6,851
Basic net income (loss) per share	$0.05	$(0.32)	$0.08	$(0.67)

Diluted net income (loss) per share:
Net income (loss)	$317	$(2,211)	$548	$(4,574)
Weighted average common shares outstanding	6,852	6,832	6,819	6,851
Dilutive stock options	287	—	278	—

Weighted average common shares outstanding — assuming dilution	7,139	6,832	7,097	6,851
Diluted net income (loss) per share	$0.04	$(0.32)	$0.08	$(0.67)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	658	1,167	759	1,167
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
Geographic revenues related to North America and foreign regions is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Pacific Rim	$2,856	$1,786	$4,883	$2,528
North America	2,155	977	3,853	2,344
Europe	1,166	1,095	4,129	2,745

Total	$6,177	$3,858	$12,865	$7,617

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Product Revenues:
Telecommunications	$5,256	$3,204	$10,715	$6,414
Services	497	264	816	555
Enterprise	361	346	1,201	563
Other	63	44	133	85

Total	$6,177	$3,858	$12,865	$7,617

NOTE 12. — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. We are currently evaluating the impact of our adoption of ASU 2011-05 on our condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We are currently evaluating the impact of our adoption of ASU 2011-04 on our condensed consolidated financial statements.
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
RESULTS OF OPERATIONS
Revenue
Total revenue increased 60% to $6.2 million for the three months ended June 30, 2011, compared to $3.9 million for the same period in the prior year. This increase was generally due to revenues now being generated from design wins that we won, in some cases, over two years ago along with a general increase in orders from most of our customers. Our telecommunications product revenue increased to $5.3 million for the three months ended June 30, 2011, compared to $3.2 million in the comparable period in the prior year. Our services revenue increased to $497,000 for the second quarter of 2011 compared to $264,000 for the same period in the previous year. Our enterprise product revenue increased slightly to $361,000 for the three months ended June 30, 2011, compared to $346,000 for the same period in the previous year. All other revenues increased to $63,000, compared to $44,000 in the comparable period last year.
Total revenue increased 69% to $12.9 million for the six months ended June 30, 2011, compared to $7.6 million for the same period in the prior year. This increase was generally due to revenues now being generated from design wins that we won, in some cases, over two years ago along with a general increase in orders from most of our customers. Our telecommunications product revenue increased to $10.7 million for the six months ended June 30, 2011, compared to $6.4 million in the comparable period in the prior year. Our enterprise product revenue increased to $1.2 million for the first half of 2011 compared to $563,000 for the same period in the previous year. Our services revenue increased to $816,000 for the six months ended June 30, 2011, compared to $555,000 for the same period in the previous year. All other revenues increased to $133,000, compared to $85,000 in the comparable period last year.
During the second quarter of 2011, sales to two customers individually accounted for approximately 27% and 20%, of total revenues, respectively. During the second quarter of 2010, sales to two customers individually accounted for approximately 42% and 15% of total revenues, respectively. No other customer accounted for more than 10% of our total revenue in the periods presented.
Gross Margin
For the three months ended June 30, 2011, gross margin, as a percentage of revenues, was 53% compared to 46% for the same period in the prior year. The increase in our gross margin percentage in the second quarter of 2011 was primarily due to increased utilization of our manufacturing facility, partially offset by a shift in product mix toward lower margin products.
Gross margin as a percentage of revenues was 51% and 48% for the six months ended June 30, 2011 and 2010, respectively. The increase in gross margin was primarily due to increased utilization of our manufacturing facility and a decrease of $100,000 in excess and obsolete inventory charges, partially offset by a shift in product mix toward lower margin products.
Despite increases in margins during the three and six months ended June 30, 2011 compared to the same periods in the prior year, we believe that pricing pressures in the industry and our anticipated future product mix may reduce our gross margin percentage in future periods.
Research and Development
Our investment in the development of new products through research and development was $1.0 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively. The decrease was primarily due to the impact of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenues, research and development expenses were approximately 16% in the second quarter of 2011 as compared to approximately 47% for the same period for the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing significantly while research and development expense decreased.
Our investment in research and development was $2.0 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively. The decrease was primarily due to the impact of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of total revenue, research and development expense was approximately 16% for the six months ended June 30, 2011 and 51% for the six months ended June 30, 2010. The decrease in research and development expense as a percentage of total revenue was due to revenue increasing significantly while research and development expense decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.
Sales and Marketing
Sales and marketing expenses were $872,000 and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in sales and marketing expense was primarily the result of two factors. First, sales and marketing expense decreased by approximately $240,000 during the three months ended June 30, 2011 compared to the same period in the prior year as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. Second, there was an additional decrease in compensation related expenses of approximately $150,000 due to employee turnover compared to the same period in the prior year. As a percentage of revenue, sales and marketing expenses were approximately 14% for the second quarter of 2011 and 33% for the second quarter of 2010. The decrease in sales and marketing expenses as a percentage of revenue was primarily due to revenue increasing significantly while sales and marketing expense decreased.
Sales and marketing expenses were $1.9 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in sales and marketing expense was primarily due to the impact of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenue, sales and marketing expenses were approximately 15% for the six months ended June 30, 2011 and 33% for the six months ended June 30, 2010. The decrease in sales and marketing expenses as a percentage of revenue was primarily due to revenue increasing significantly while sales and marketing expense decreased. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $1.0 million for both the three months ended June 30, 2011 and 2010. As a percentage of revenue, general and administrative expenses were approximately 17% in the second quarter of 2011 and 25% for the same period in the prior year. The decrease as a percentage of revenue was primarily due to revenues increasing significantly while general and administrative expenses increased only slightly for the period.
General and administrative expenses were $2.0 million for both the six months ended June 30, 2011 and 2010. As a percentage of total revenue, general and administrative expense was approximately 16% for the six months ended June 30, 2011 and 26% for the six months ended June 30, 2010. The decrease as a percentage of revenue was due to revenues increasing significantly while general and administrative expenses increased only slightly for the period. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Interest Income, Net
Interest income, net of interest expense, decreased to $8,000 for the three months ended June 30, 2011 from $41,000 in the comparable period in the prior year. Interest income, net of interest expense, was $11,000 for the six months ended June 30, 2011 and $87,000 for the six months ended June 30, 2010. The decrease in interest income, net, for each period primarily relates to lower investment balances and lower rates of return on our investments during the three and six months ended June 30, 2011 compared to the same periods in 2010.
Other Loss, Net
Other loss, net, was $6,000 and $1,000 for the three months ended June 30, 2011 and 2010, respectively. Other loss, net, was $1,000 and $79,000 for the six months ended June 30, 2011 and 2010, respectively. The other loss, net, during the periods presented for 2010 primarily relates to the change in market value of a foreign exchange derivative financial instrument. The financial instrument resulted in a gain of approximately $5,000 during the three months ended June 30, 2010 and a net loss of $62,000 for the six months ended June 30, 2010. During the three and six months ended June 30, 2011, we had no such foreign exchange derivative financial instruments. See Note 5 in the Notes to the condensed consolidated financial statements for more information regarding our derivative financial instruments.
Income Taxes
Our tax expense rate for the six months ended June 30, 2011 was 4%, compared to a tax benefit rate of 4% for the six months ended June 30, 2010.
The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at June 30, 2011 and June 30, 2010. The income tax expense for the six months ended June 30, 2011 was primarily due to accrued interest and penalties for uncertain tax positions in foreign jurisdictions. The income tax benefit for the six months ended June 30, 2010 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefit from the research and development tax credit was partially offset by tax expense related to income generated in France. We no longer generate tax credits from French research and development because we closed our French operations at the end of 2010.
Net Income (Loss)
We reported a net income of $317,000 for the three months ended June 30, 2011 and net loss of $2.2 million for the three months ended June 30, 2010. Basic earnings per share for the three months ended June 30, 2011 was $0.05. Diluted earnings per share for the three months ended June 30, 2011 was $0.04. Basic loss per share for the three months ended June 30, 2010 was ($0.32). The Company reported a net income of $548,000 and a net loss of $4.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Basic and diluted earnings per share for the six months ended June 30, 2011 was $0.08. Basic loss per share for the six months ended June 30, 2010 was ($0.67).
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $3.5 million from December 31, 2010 to June 30, 2011 and decreased $3.5 million from December 31, 2009 to June 30, 2010. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the six months ended June 30, 2011 and 2010 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation.

Cash provided by operating activities totaled $67,000 for the six months ended June 30, 2011, compared to a net income of $548,000. Provision for uncollectible accounts and returns increased $15,000 for the six months ended June 30, 2011 compared to the same period in 2010. Provision for excess and obsolete inventories decreased $100,000 for the six months ended June 30, 2011, compared to the same period in 2010. Depreciation and amortization decreased $113,000 for the six months ended June 30, 2011 compared to the same period in 2010. Amortization of stock-based compensation increased $7,000 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. See Note 2 in the Notes to condensed consolidated financial statements for more information on stock-based compensation.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $2.8 million and $262,000 for the six months ended June 30, 2011 and 2010, respectively. Cash provided by investing activities in each of the periods related principally to additions to property and equipment, capitalized software purchases and our investments in marketable securities. Additions to property and equipment and capitalized software were $157,000 for the six months ended June 30, 2011 compared to $61,000 for the six months ended June 30, 2010. The additions for the six months ended June 30, 2011 primarily related to software and equipment purchases for our engineering, manufacturing and administrative functions. The additions for the six months ended June 30, 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities were $1.1 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively. Proceeds from the sale of marketable securities increased to $4.1 million for the six months ended June 30, 2011 compared to $3.1 million for the same period in 2010.
Financing Activities
Net cash provided by financing activities totaled $469,000 for the six months ended June 30, 2011; it was solely proceeds from the exercise of stock options. There was no net cash provided by or used in financing activities for the six months ended June 30, 2010.
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

			Cash
			payments, net		Cash
			of currency	Cash payments,	payments, net
		Reclassification	translation	net of currency	of currency
		of restructuring	adjustments,	translation	translation
		charge, net of	during quarter	adjustments,	adjustments,
		currency	ended	during quarter	during quarter	Remaining
	Restructuring	translation	December 31,	ended	ended	liability as of
Description	charge	adjustments	2010	March 31, 2011	June 30, 2011	June 30, 2011
Severance & Fringe Benefits	$3,181	$(111)	$2,057	$957	$27	$29
Other Related Costs	158	111	93	62	114	—

Total	$3,339	$—	$2,150	$1,019	$141	$29

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million resulted cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. Cash payments, net of currency translation adjustments, during the three and six months ended June 30, 2010 were approximately $132,000 and $662,000, respectively. The remaining liability as of June 30, 2010 was approximately $317,000. These amounts were paid out under the restructuring plan by the end of 2010.
Commitments
At June 30, 2011 we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2011 are estimated at approximately $200,000, a significant portion of which relates to our product development and engineering tools. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2011.
Off-Balance Sheet Arrangements
In an attempt to mitigate foreign currency risk, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At June 30, 2011 and December 31, 2010, we had no foreign exchange contracts outstanding.
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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Pronouncements
See Note 12 in the Notes to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $15,000 and $204,000 for the three months ended June 30, 2011 and 2010, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $18,000 and $709,000 for the six months ended June 30, 2011 and 2010, respectively. This risk was significantly reduced due to the closure of our French operations at the end of 2010.
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized in other loss, net, in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three or six months ended June 30, 2011, and thus there was no related gain or loss. For the three months ended June 30, 2010, we recognized a gain of approximately $5,000 related to a foreign exchange contract. For the six months ended June 30, 2010, we recognized a loss of $62,000. At June 30, 2011 and December 31, 2010, there were no foreign exchange contracts outstanding.
Market Price Risk
We had no equity hedge contracts outstanding as of June 30, 2011 or December 31, 2010.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2011. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2011. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2010.
We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (LIBOR) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% and 1.8% at June 30, 2011 and December 31, 2010, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. Subsequent to June 30, 2011 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
French Restructuring Litigation: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, have brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The various claims and assertions arise from and relate to the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. The statement of claim is for an aggregate payment of approximately €2.8 million, which translates to approximately $4.0 million at June 30, 2011, related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.
Patent-infringement Litigation: On April 7, 2011, Interphase was named as one of the defendants in a lawsuit filed by Mosaid Technologies (“Mosaid”). The complaint includes allegations that Interphase has infringed and is infringing upon a certain registered U.S. patent to which Mosaid has enforcement rights. The sole infringement allegation directed at Interphase appears to concern communications controller chips that Interphase purchases (indirectly) from Freescale Semiconductor, Inc. (“Freescale”), another defendant in the infringement allegation, which are used in several of Interphase’s products.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
Exhibits

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 (a)	Section 1350 Certification of Chief Executive Officer.

32 (b)	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Lebel Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Furnished herewith
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: August 8, 2011	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)