Form 10-Q
period 2011-09-30
INTERPHASE CORP
filed 2011-11-07
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, shares of common stock outstanding totaled 6,895,085.

INTERPHASE CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$8,113	$4,772
Marketable securities	3,281	6,005
Trade accounts receivable, less allowances of $53 and $70, respectively	4,871	4,633
Inventories	1,535	1,645
Prepaid expenses and other current assets	343	623

Total current assets	18,143	17,678

Machinery and equipment	6,205	6,840
Leasehold improvements	327	327
Furniture and fixtures	400	398

	6,932	7,565
Less-accumulated depreciation and amortization	(6,540)	(7,151)

Total property and equipment, net	392	414

Capitalized software, net	291	485
Other assets	621	737

Total assets	$19,447	$19,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,700	$1,388
Deferred revenue	154	39
Accrued liabilities	1,122	2,486
Accrued compensation	417	648

Total current liabilities	3,393	4,561

Deferred lease obligations	196	243
Long-term debt	3,500	3,500

Total liabilities	7,089	8,304

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,895,085 and 6,815,600 shares issued and outstanding, respectively	690	682
Additional paid in capital	44,146	43,355
Retained deficit	(31,596)	(32,203)
Cumulative other comprehensive loss	(882)	(824)

Total shareholders’ equity	12,358	11,010

Total liabilities and shareholders’ equity	$19,447	$19,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$5,521	$4,770	$18,386	$12,387
Cost of sales	2,926	2,439	9,292	6,416

Gross margin	2,595	2,331	9,094	5,971

Research and development	923	1,605	2,971	5,516
Sales and marketing	834	1,103	2,710	3,634
General and administrative	753	950	2,767	2,908
Restructuring charge	—	3,339	—	3,339

Total operating expenses	2,510	6,997	8,448	15,397

Income (loss) from operations	85	(4,666)	646	(9,426)

Interest income, net	5	—	16	87
Other loss, net	—	—	(1)	(79)

Income (loss) before income tax	90	(4,666)	661	(9,418)

Income tax expense (benefit)	31	(374)	54	(552)

Net income (loss)	$59	$(4,292)	$607	$(8,866)

Net income (loss) per share:
Basic EPS	$0.01	$(0.63)	$0.09	$(1.30)

Diluted EPS	$0.01	$(0.63)	$0.09	$(1.30)

Weighted average common shares	6,895	6,830	6,845	6,844

Weighted average common and dilutive shares	7,182	6,830	7,125	6,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$607	$(8,866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of uncollectible accounts and returns	(12)	(12)
Provision for excess and obsolete inventories	—	100
Depreciation and amortization	416	567
Amortization of stock-based compensation	272	262
Change in assets and liabilities:
Trade accounts receivable	(226)	865
Inventories	110	(416)
Prepaid expenses and other current assets	282	1,466
Other assets	139	(516)
Accounts payable, deferred revenue and accrued liabilities	(1,031)	2,426
Accrued compensation	(257)	(68)
Deferred lease obligations	(47)	(39)

Net cash provided by (used in) operating activities	253	(4,231)

Cash flows from investing activities:
Purchase of property and equipment	(169)	(38)
Purchase of capitalized software	(69)	(30)
Proceeds from the sale of marketable securities	5,503	5,094
Purchase of marketable securities	(2,800)	(2,950)

Net cash provided by investing activities	2,465	2,076

Cash flows from financing activities:
Borrowings under credit facility	7,000	5,500
Payments on credit facility	(7,000)	(5,500)
Proceeds from the exercise of stock options	527	—

Net cash provided by financing activities	527	—

Effect of exchange rate changes on cash and cash equivalents	96	(160)

Net increase (decrease) in cash and cash equivalents	3,341	(2,315)
Cash and cash equivalents at beginning of period	4,772	8,115

Cash and cash equivalents at end of period	$8,113	$5,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. — BASIS OF PRESENTATION
Interphase Corporation and subsidiaries (“Interphase” or the “Company”) delivers solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications and enterprise markets. The Company also offers a comprehensive portfolio of desktop virtualization solutions. Founded in 1974, Interphase provides expert engineering design and electronics manufacturing services, in addition to its commercial-off-the-shelf (COTS) product portfolio. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, ip.access, Nokia Siemens Networks, Oracle, and Samsung. See Note 11 for information regarding the Company’s revenues related to North America and foreign regions.
The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010.
NOTE 2. — STOCK-BASED COMPENSATION
Stock Options: During the nine months ended September 30, 2011, the Company issued 215,000 stock options that vest over a three to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.00. During the nine months ended September 30, 2010, the Company issued 198,200 stock options that vest over a three to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $1.78. Compensation expense related to these stock options was approximately $44,000 and $17,000 for the three months ended September 30, 2011 and 2010, respectively. Compensation expense related to these stock options was approximately $114,000 and $21,000 for the nine months ended September 30, 2011 and 2010, respectively.
During the nine months ended September 30, 2011, the Company issued 20,000 stock options with performance-based vesting criteria through December 31, 2014 and which expire ten years from the date of grant. The weighted average exercise price of these stock options is $5.40. Of the stock options outstanding at September 30, 2011, 178,500 are subject to the achievement of certain performance conditions. The performance conditions related to 7,000 of these stock options were deemed probable at September 30, 2011. During the three months ended September 30, 2011, it was determined that performance targets related to 9,750 performance-based stock options were no longer probable of being achieved, and, as a result, the Company recognized a benefit of $7,000 related to performance-based stock options during the third quarter of 2011. Compensation expense related to performance-based stock options was approximately $8,000 for the nine months ended September 30, 2011. The Company did not recognize any compensation expense related to performance-based stock options during the three or nine months ended September 30, 2010. The performance conditions related to the remaining options were not deemed probable at September 30, 2011; therefore no compensation expense related to these options has been recorded.
The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2011 and 2010 is 2.07 years and 1.71 years, respectively.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the combined stock option activity under all of the plans:

	Number of	Weighted Average
	Options	Option Price
Balance, December 31, 2010	1,470,222	$5.00
Granted	235,000	2.29
Exercised	(107,250)	4.92
Canceled	(397,499)	5.80

Balance, September 30, 2011	1,200,473	$4.21

Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average risk free interest rates	2.28%	2.75%	3.54%	2.83%
Weighted average life (in years)	10	10	10	10
Volatility	66.16%	63.51%	63.89%	63.69%
Expected dividend yield	—	—	—	—

Weighted average grant-date fair value per share of options granted	$3.39	$1.22	$1.70	$1.27

Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from one to four years, and in some cases vesting is subject to the achievement of certain performance conditions. During the three months ended September 30, 2011, the Company issued no shares of restricted stock. During the nine months ended September 30, 2011, the Company issued 72,000 shares of restricted stock. In addition, there were no shares of restricted stock issued during 2010. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $44,000 and $61,000 for the three months ended September 30, 2011 and 2010, respectively. Compensation expense related to restricted stock was approximately $149,000 and $241,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there is approximately $521,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2010, there was approximately $566,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.2 years. The following summarizes the restricted stock activity for the nine months ended September 30, 2011:

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted
	Restricted Stock	Average Grant
	Shares	Date Value
Nonvested restricted stock at December 31, 2010	318,555	$2.52
Granted	72,000	4.41
Vested	(59,274)	4.85
Cancelled/Forfeited	(99,765)	2.17

Nonvested restricted stock at September 30, 2011	231,516	$2.66

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
The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available for sale and presented as current assets on the accompanying condensed consolidated balance sheets. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive loss. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.
Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2011			December 31, 2010
				Estimated			Estimated
	Fair Value		Unrealized	Fair		Unrealized	Fair
	Hierarchy	Cost	Gain	Value	Cost	Gain	Value

Agencies	Level 2	$—	$—	$—	$304	$1	$305
Asset Backed	Level 2	930	2	932	1,675	8	1,683
Corporate Bonds	Level 2	748	1	749	1,411	6	1,417
Municipal Bonds and US Treasuries	Level 2	1,600	—	1,600	2,590	10	2,600

Total		$3,278	$3	$3,281	$5,980	$25	$6,005

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. — INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	September 30, 2011	December 31, 2010

Raw Materials	$1,158	$1,236
Work-in-Process	331	384
Finished Goods	46	25

Total	$1,535	$1,645

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There were no such writedowns during the three months ended September 30, 2011 and 2010. In addition, there were no such writedowns during the nine months ended September 30, 2011. Writedowns for the nine months ended September 30, 2010 were $100,000.
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
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges. Changes in the market value of these contracts result in gains or losses recognized in other loss, net in the period of change. We held no foreign exchange contracts at any point during the nine months ended September 30, 2011, and thus there was no related gain or loss. There were no foreign exchange contracts held by the Company during the three months ended September 30, 2010, and thus there was no related gain or loss during the period. For the nine months ended September 30, 2010, the Company recognized a loss of approximately $62,000 related to a foreign exchange contract. At September 30, 2011 and December 31, 2010, there were no foreign exchange contracts outstanding.
NOTE 6. — INCOME TAXES
The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained and realization of the net deferred tax assets is reasonably assured, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.
The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at September 30, 2011 and September 30, 2010. The income tax expense for the three and nine months ended September 30, 2011 was primarily due to tax in foreign jurisdictions. The income tax benefit for the three and nine months ended September 30, 2010 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefit from the research and development tax credit was partially offset by tax expense related to income generated in France. We no longer generate tax credits from French research and development activities as a result of the closure of our French operations at the end of 2010.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. — RESTRUCTURING CHARGE
On September 30, 2010, we initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. Under the 2010 restructuring plan, we reduced our worldwide work force by 39 employees, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. The following table summarizes the timing of payments under the restructuring plan (in thousands):

	Severance &	Other
Description	Fringe Benefits	Related Costs	Total
Restructuring charge	$3,181	$158	$3,339
Reclassification of restructuring charge, net of currency translation adjustments	(111)	111	—
Cash payments, net of currency translation adjustments, during quarter ended December 31, 2010	2,057	93	2,150
Cash payments, net of currency translation adjustments, during quarter ended March 31, 2011	957	62	1,019
Cash payments, net of currency translation adjustments, during quarter ended June 30, 2011	27	114	141
Cash payments, net of currency translation adjustments, during quarter ended September 30, 2011	10	—	10

Remaining liability as of September 30, 2011	$19	$—	$19

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009, of which approximately $1.1 million resulted cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. Cash payments, net of currency translation adjustments, during the three and nine months ended September 30, 2010 were approximately $317,000 and $979,000, respectively. There was no remaining liability as of September 30, 2010.
NOTE 8. — CREDIT FACILITY
The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At September 30, 2011 and December 31, 2010, the Company’s interest rate on the $3.5 million outstanding balance was 1.7% and 1.8%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to         .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of September 30, 2011 and December 31, 2010 is classified as long-term debt on the Company’s condensed consolidated balance sheets. Subsequent to September 30, 2011 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. — COMPREHENSIVE INCOME (LOSS)
The following table shows the Company’s comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$59	$(4,292)	$607	$(8,866)
Other comprehensive income (loss):
Unrealized holding (loss) gain arising during period, net of tax	(5)	9	(21)	—
Foreign currency translation adjustment	6	25	(37)	(58)

Comprehensive income (loss)	$60	$(4,258)	$549	$(8,924)

NOTE 10. — EARNINGS PER SHARE
Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic net income (loss) per share:
Net income (loss)	$59	$(4,292)	$607	$(8,866)
Weighted average common shares outstanding	6,895	6,830	6,845	6,844
Basic net income (loss) per share	$0.01	$(0.63)	$0.09	$(1.30)

Diluted net income (loss) per share:
Net income (loss)	$59	$(4,292)	$607	$(8,866)
Weighted average common shares outstanding	6,895	6,830	6,845	6,844
Dilutive stock options	287	—	280	—

Weighted average common shares outstanding — assuming dilution	7,182	6,830	7,125	6,844
Diluted net income (loss) per share	$0.01	$(0.63)	$0.09	$(1.30)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	609	1,379	708	1,481
NOTE 11. — SHAREHOLDERS’ EQUITY
The Board of Directors has adopted a Shareholder Rights Plan whereby each holder of record as of August 9, 2011 received a right to purchase from the Company one share of common stock of the Company at a price of $39 per share for each share held. These rights can only be exercised after certain events occur, such as if a person or entity acquires, or makes a tender or exchange offer to acquire, 15% or more of the Company’s common stock and the rights expire at the close of business on July 29, 2021. Upon acquisition of 15% or more of the Company’s common stock, each right not owned by the acquiring person or group will be adjusted to allow the purchase for $39 of a number of shares having a then market value of $78. These rights are intended to provide the Company certain antitakeover protections. The Board of Directors may terminate the Shareholder Rights Plan, or redeem the rights for $0.001 per right, at any time until the tenth business day following a public announcement of a 15% or more stock acquisition. The Company reserved 90,315,210 shares of common stock for this plan. The rights were distributed to shareholders as of the record date as a nontaxable dividend. The rights are attached to and trade with the Company’s common stock until the occurrence of one of the triggering events, at which time the rights would become detached from the Company’s common stock.
NOTE 12. — SEGMENT INFORMATION
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Geographic revenues related to North America and foreign regions is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
North America	$2,274	$1,607	$6,127	$3,951
Pacific Rim	1,872	1,923	6,755	4,451
Europe	1,375	1,240	5,504	3,985

Total	$5,521	$4,770	$18,386	$12,387

Additional information regarding revenues by product-line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Product Revenues:
Telecommunications	$4,439	$3,738	$15,154	$10,152
Services	831	510	1,675	1,065
Enterprise	192	438	1,393	1,001
Other	59	84	164	169

Total	$5,521	$4,770	$18,386	$12,387

NOTE 13. — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. Our adoption of this update is not expected to have a material impact on our condensed consolidated financial statements, as it only requires a change in the format of presentation.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. Our adoption of this update is not expected to have a material impact on our condensed consolidated financial statements.
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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) effects of the ongoing issues in global credit and financial markets, our reliance on a limited number of customers, the lack of spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in the Company’s filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes”, “plans”, “expects”, “will”, “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
RESULTS OF OPERATIONS
Revenue
Total revenue increased 16% to $5.5 million for the three months ended September 30, 2011, compared to $4.8 million for the same period in the prior year. This increase was due to revenues being generated from design wins that we won, in some cases, over two years ago along with an increase in orders from most of our customers. Our telecommunications product revenue increased to $4.4 million for the three months ended September 30, 2011, compared to $3.7 million in the comparable period in the prior year. Our services revenue increased to $831,000 for the third quarter of 2011, compared to $510,000 for the same period in the previous year. Our enterprise product revenue decreased to $192,000 for the three months ended September 30, 2011, compared to $438,000 for the same period in the previous year. All other revenues decreased to $59,000, compared to $84,000 in the comparable period last year.
Total revenue increased 48% to $18.4 million for the nine months ended September 30, 2011, compared to $12.4 million for the same period in the prior year. This increase was due to revenues being generated from design wins that we won, in some cases, over two years ago along with an increase in orders from most of our customers. Our telecommunications product revenue increased to $15.2 million for the nine months ended September 30, 2011, compared to $10.2 million in the comparable period in the prior year. Our services revenue increased to $1.7 million for the nine months ended September 30, 2011, compared to $1.1 million for the same period in the previous year. Our enterprise product revenue increased to $1.4 million for the nine months ended September 30, 2011, compared to $1.0 million for the same period in the previous year. All other revenues decreased to $164,000, compared to $169,000 in the comparable period last year.
During the third quarter of 2011, sales to two customers individually accounted for approximately 38% and 17%, of total revenues, respectively. During the third quarter of 2010, sales to three customers individually accounted for approximately 21%, 18% and 12% of total revenues, respectively. No other customer accounted for more than 10% of our total revenue in the periods presented.
Gross Margin
For the three months ended September 30, 2011, gross margin, as a percentage of revenues, was 47% compared to 49% for the same period in the prior year. The decrease in our gross margin percentage in the third quarter of

2011 was primarily due to a shift in product mix toward lower margin products and services, partially offset by increased utilization of our manufacturing facility.
Gross margin as a percentage of revenues was 49% and 48% for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross margin was primarily due to increased utilization of our manufacturing facility and a decrease of $100,000 in excess and obsolete inventory charges, partially offset by a shift in product mix toward lower margin products and services.
We believe that pricing pressures in the industry and our anticipated future product mix may reduce our gross margin percentage in future periods.
Research and Development
Our investment in the development of new products through research and development was $923,000 and $1.6 million for the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to the closure of our European engineering and support center located in Chaville, France as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenues, research and development expenses were approximately 17% in the third quarter of 2011, as compared to approximately 34% for the same period for the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing while research and development expense decreased.
Our investment in research and development was $3.0 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to the closure of our European engineering and support center located in Chaville, France as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of total revenue, research and development expense was approximately 16% for the nine months ended September 30, 2011 and 45% for the nine months ended September 30, 2010. The decrease in research and development expense as a percentage of total revenue was due to revenue increasing significantly while research and development expense decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.
Sales and Marketing
Sales and marketing expenses were $834,000 and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in sales and marketing expense was primarily due to the closure of our European engineering and support center located in Chaville, France as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenue, sales and marketing expenses were approximately 15% for the third quarter of 2011 and 23% for the third quarter of 2010. The decrease in sales and marketing expenses as a percentage of revenue was primarily due to revenue increasing while sales and marketing expense decreased.
Sales and marketing expenses were $2.7 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in sales and marketing expense was primarily due to the closure of our European engineering and support center located in Chaville, France as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenue, sales and marketing expenses were approximately 15% for the nine months ended September 30, 2011 and 29% for the nine months ended September 30, 2010. The decrease in sales and marketing expenses as a percentage of revenue was primarily due to revenue increasing significantly while sales and marketing expense decreased. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.
General and Administrative
General and administrative expenses were $753,000 and $950,000 for the three months ended September 30, 2011 and 2010, respectively. General and administrative expense decreased by approximately $100,000 related to variable compensation expense and approximately $100,000 as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. As a percentage of revenue, general and administrative expenses were approximately 14% in the third quarter of 2011 and 20% for the same period in the prior year. The decrease as a percentage of revenue was primarily due to revenues increasing while general and administrative expenses decreased.

General and administrative expenses were $2.8 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expenses decreased by approximately $180,000 due to lower headcount related expenses and by approximately $280,000 as a result of the 2010 restructuring plan. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. These decreases were partially offset by increases of approximately $350,000 related to legal services. See Part II, Item 1, for more information regarding legal proceedings. As a percentage of total revenue, general and administrative expense was approximately 15% for the nine months ended September 30, 2011 and 23% for the nine months ended September 30, 2010. The decrease as a percentage of revenue was due to revenues increasing significantly while general and administrative expenses decreased. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.
Restructuring Charge
On September 30, 2010, we initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. Under the 2010 restructuring plan, we reduced our worldwide work force by 39 employees, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. At September 30, 2011, $19,000 of the restructuring charge remained. See Note 7 in the Notes to condensed consolidated financial statements for more information on the 2010 restructuring plan.
Interest Income, Net
Interest income, net of interest expense, increased to $5,000 for the three months ended September 30, 2011 from zero in the comparable period in the prior year. Interest income, net of interest expense, was $16,000 for the nine months ended September 30, 2011 and $87,000 for the nine months ended September 30, 2010. The decrease in interest income, net, primarily relates to lower investment balances and lower rates of return on our investments during the nine months ended September 30, 2011 compared to the same period in 2010.
Other Loss, Net
Other loss, net, was zero for both the three months ended September 30, 2011 and 2010. Other loss, net, was $1,000 and $79,000 for the nine months ended September 30, 2011 and 2010, respectively. The other loss, net, during the nine months ended September 30, 2010 primarily relates to the change in market value of a foreign exchange derivative financial instrument. The financial instrument resulted in a net loss of $62,000 for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2011, we had no such foreign exchange derivative financial instruments. See Note 5 in the Notes to the condensed consolidated financial statements for more information regarding our derivative financial instruments.
Income Taxes
Our tax expense rate for the nine months ended September 30, 2011 was 8%, compared to a tax benefit rate of 6% for the nine months ended September 30, 2010.
The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at September 30, 2011 and September 30, 2010. The income tax expense for the nine months ended September 30, 2011 was primarily due to tax in foreign jurisdictions. The income tax benefit for the nine months ended September 30, 2010 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefit from the research and development tax credit was partially offset by tax expense related to income generated in France. We no longer generate tax credits from French research and development activities because we closed our French operations at the end of 2010.

Net Income (Loss)
We reported net income of $59,000 for the three months ended September 30, 2011 and net loss of $4.3 million for the three months ended September 30, 2010. Basic and diluted earnings per share for the three months ended September 30, 2011 was $0.01. Basic loss per share for the three months ended September 30, 2010 was ($0.63). The Company reported net income of $607,000 and net loss of $8.9 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2011 was $0.09. Basic loss per share for the nine months ended September 30, 2010 was ($1.30).
LIQUIDITY AND CAPITAL RESOURCES
Consolidated Cash Flows
Cash and cash equivalents increased $3.3 million from December 31, 2010 to September 30, 2011 and decreased $2.3 million from December 31, 2009 to September 30, 2010. Cash flows are impacted by operating, investing and financing activities.
Operating Activities
Trends in cash flows from operating activities for the nine months ended September 30, 2011 and 2010 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation. Cash provided by operating activities totaled $253,000 for the nine months ended September 30, 2011, compared to a net income of $607,000. Provision for uncollectible accounts and returns remained consistent for the nine months ended September 30, 2011 compared to the same period in 2010. Provision for excess and obsolete inventories decreased $100,000 for the nine months ended September 30, 2011 compared to the same period in 2010. Depreciation and amortization decreased $151,000 for the nine months ended September 30, 2011 compared to the same period in 2010. Amortization of stock-based compensation increased $10,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. See Note 2 in the Notes to condensed consolidated financial statements for more information on stock-based compensation.
Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.
Investing Activities
Cash provided by investing activities totaled $2.5 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by investing activities in each of the periods related principally to our investments in marketable securities, offset by additions to property and equipment and capitalized software purchases. Additions to property and equipment and capitalized software were $238,000 for the nine months ended September 30, 2011 compared to $68,000 for the nine months ended September 30, 2010. The additions for the nine months ended September 30, 2011 primarily related to software and equipment purchases for our engineering, manufacturing and administrative functions. The additions for the nine months ended September 30, 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions. Purchases of marketable securities were $2.8 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively. Proceeds from the sale of marketable securities increased to $5.5 million for the nine months ended September 30, 2011 compared to $5.1 million for the same period in 2010.
Financing Activities
Net cash provided by financing activities totaled $527,000 for the nine months ended September 30, 2011; it was solely proceeds from the exercise of stock options. There was no net cash provided by or used in financing activities for the nine months ended September 30, 2010.
Restructuring Charge
On September 30, 2010, we initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. Under the 2010 restructuring plan, we reduced our worldwide work force by 39 employees, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. The following table summarizes the timing of payments under the restructuring plan (in thousands):

	Severance &	Other
Description	Fringe Benefits	Related Costs	Total
Restructuring charge	$3,181	$158	$3,339
Reclassification of restructuring charge, net of currency translation adjustments	(111)	111	—
Cash payments, net of currency translation adjustments, during quarter ended December 31, 2010	2,057	93	2,150
Cash payments, net of currency translation adjustments, during quarter ended March 31, 2011	957	62	1,019
Cash payments, net of currency translation adjustments, during quarter ended June 30, 2011	27	114	141
Cash payments, net of currency translation adjustments, during quarter ended September 30, 2011	10	—	10

Remaining liability as of September 30, 2011	$19	$—	$19

On December 11, 2009, the Company adopted a plan to restructure its worldwide operations. The primary goal of the restructuring program was to align the Company’s current spending with recent revenue trends and to enable additional investments in strategic growth areas for the Company. Under the restructuring plan, the Company reduced its workforce by 12 positions. As a result of the restructuring plan, the Company recorded a restructuring charge of $1.2 million, classified as an operating expense, in the fourth quarter of 2009 of which approximately $1.1 million resulted cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash software impairment charges. Cash payments, net of currency translation adjustments, during the three and nine months ended September 30, 2010 were approximately $317,000 and $979,000, respectively. There was no remaining liability as of September 30, 2010.
Commitments
At September 30, 2011 we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2011 are estimated at approximately $100,000, a significant portion of which relates to our product development and engineering tools. Our significant long-term obligations are operating leases on facilities and future debt payments. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2011.
Off-Balance Sheet Arrangements
In an attempt to mitigate foreign currency risk, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At September 30, 2011 and December 31, 2010, we had no foreign exchange contracts outstanding.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $7,000 and $238,000 for the three months ended September 30, 2011 and 2010, respectively. The Euro to U.S. Dollar translation accounted for charges of approximately $25,000 and $947,000 for the nine months ended September 30, 2011 and 2010, respectively. This risk was significantly reduced due to the closure of our French operations at the end of 2010.
In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized in other loss, net, in the period of the change. There were no foreign exchange contracts held by the Company at any point during the three or nine months ended September 30, 2011, and thus there was no related gain or loss. In addition, there were no foreign exchange contracts held by us during the three months ended September 30, 2010; thus there was no related gain or loss during the period. For the nine months ended September 30, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract. At September 30, 2011 and December 31, 2010, there were no foreign exchange contracts outstanding.
Market Price Risk
We had no equity hedge contracts outstanding as of September 30, 2011 or December 31, 2010.
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
A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2011. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2011. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2010.
We maintain a $5.0 million revolving bank credit facility maturing on December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (LIBOR), plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% and 1.8% at September 30, 2011 and December 31, 2010, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75%, depending on total deposits with the creditor. A hypothetical 100 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $35,000. All borrowings under this facility are secured by marketable securities. Subsequent to September 30, 2011 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.
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
Changes in Internal Controls
The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
French Restructuring Litigation: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, have brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The various claims and assertions arise from and relate to the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the condensed consolidated financial statements for more information regarding the restructuring plan. The statement of claim is for an aggregate payment of approximately €2.8 million, which translates to approximately $3.8 million at September 30, 2011, related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.
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

Item 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibits
31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32 (a)	Section 1350 Certification of Chief Executive Officer.
32 (b)	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Furnished electronically herewith, but (in accordance with Rule 406T of Regulation S-T) not deemed “filed”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: November 7, 2011	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)