Form 10-K
period 2011-12-31
INTERPHASE CORP
filed 2012-03-16
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-35267

INTERPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-1549797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 North Dallas Parkway, Suite 200,

Plano, Texas 75093

(Address of Principal Executive Offices and Zip Code)

(214) 654-5000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011, was approximately $32,000,000. As of March 14, 2012, shares of common stock outstanding totaled 6,914,960.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Item 1. Business.

Company Background

Founded in 1974, Interphase Corporation and its subsidiaries (“Interphase” or the “Company”), a diversified information and communications technology company, delivers embedded communications networking and computing solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for communications and enterprise markets. The Company also offers a comprehensive portfolio of desktop virtualization solutions. Interphase provides expert engineering design and electronics manufacturing services in addition to its commercial-off-the-shelf (COTS) portfolio of products. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Siemens Networks, Oracle, and Samsung.

Key Terms and Definitions

Because Interphase is a technology company, many terms used by the Company may be unfamiliar to those outside the industry. The following are some key terms that may be useful in helping the reader understand the products, technologies, and markets relevant for the Company:

AdvancedMC™ or AMC (Advanced Mezzanine Card) – Specifications that define the mezzanine card form factor for use with Advanced Telecommunications Computing Architecture (ATCA) or MicroTCA platforms. AdvancedMC enhances ATCA flexibility by extending its high-bandwidth, multi-protocol interface to individual hot-swappable modules, which are optimized for packet-based telecom applications. Together, ATCA blades equipped with AdvancedMC modules give telecom equipment manufacturers (or TEMs) a versatile platform for quickly building modular telecom systems that could be designed, manufactured, scaled, upgraded and serviced at a much lower cost. AdvancedMC is a trademark of PCI Industrial Computer Manufacturers Group (PICMG).

Baseband—A transmission medium through which digital signals are sent without frequency shifting. In general, only one communication channel is available at any given time. Ethernet is an example of a baseband network.

Base Station—A fixed station used in the wireless network for communications between the mobile client (most commonly handsets) and the telecommunications infrastructure. Each cell in a cellular network requires a base station.

Broadband—A transmission facility (communications link) that has bandwidth (capacity) greater than a traditional voice-grade line.

Building Blocks—The basic board-level products used in a system. These products are combined with other hardware and software building blocks to build a network element, system and/or application.

CompactPCI (cPCI)—An industrial-grade variation of the PCI bus standard that utilizes the Versa Module Eurocard (VME) form factor. CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (i.e., 99.999%) reliability. Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.

Desktop Virtualization—As a concept, separates a personal computer desktop environment from a physical machine using the client–server model of computing. The desktop virtualization model allows the use of virtual machines to let multiple network subscribers maintain individualized desktops on a single, centrally located computer or server. The central machine may operate at a residence, business, or data center. Users may be geographically scattered, but all must be connected to the central machine by a local area network, a wide area network, or the public Internet.

Embedded Computing Systems—Computer systems designed to perform specific and dedicated functions, often with real-time computing constraints. It is embedded as part of a complete device often including hardware and software. By contrast, a general-purpose computer, such as a personal computer, is designed to be flexible and to meet a wide range of end-user needs. Embedded systems control many devices in common use today.

eNodeB—The base station in the LTE radio access network. In contrast with UMTS base stations, eNodeB uses OFDMA/SC-FDMA as air transport technology. An eNodeB contains one or more radio frequency transmitters and receivers used to communicate directly with mobile devices, which move freely around it.

Femtocell—A small cellular base station typically designed for use in residential or small business environments. Originally known as an Access Point Base Station, it connects to the service provider’s network via broadband (such as DSL or cable); current designs typically support two to four active mobile phones in a residential setting. A femtocell allows service providers to extend service indoors, especially where access would otherwise be limited or unavailable. The femtocell incorporates the functionality of a typical base station, but extends it to allow a simpler, self-contained deployment.

Gateway Appliances—Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.

Gigabit Ethernet (GigE)—A family of frame-based computer networking technologies for local area networks (LANs). Ethernet operates over twisted wire, coaxial cable and fiber optic cables at speeds starting at 10 Mbps. The original 10 Mbps specification was extended to a speed of 100 Mbps transmission bandwidth with Fast Ethernet and to 1 Gbps with Gigabit Ethernet. GigE is now the most popular variant being deployed. Ethernet itself has evolved to the next 10 Gbps transmission bandwidth capability. As network bandwidth usage continues to rapidly expand world-wide, 10 Gbps is becoming a commonplace offering in enterprise and service provider networks.

Interworking—The ability to seamlessly communicate between devices supporting dissimilar protocols, such as frame relay and Asynchronous Transfer Mode (ATM), by translating between the protocols, not through encapsulation.

Internet Protocol (IP)—The standard method or protocol by which data is sent from one computer to another on the Internet.

Long Term Evolution (LTE or 3GPP LTE)—The project within the 3rd Generation Partnership Project (3GPP) to improve the Universal Mobile Telecommunications System (UMTS) mobile phone standard to cope with future technology evolutions. Goals include improving spectral efficiency, lowering costs, improving services, making use of new spectrum and reframed spectrum opportunities, and better integration with other open standards. A characteristic of so-called “4G” networks such as LTE is that they are fundamentally based upon TCP/IP, the core protocol of the Internet, with higher-level services such as voice, video, and messaging, built on top of this.

Macrocell—A large radio cell. SMR (Specialized Mobile Radio), also known as TMR (Trunk Mobile Radio), systems use macrocells. They work on the basis of a large omni-directional antenna placed at the highest spot in an area, in order to maximize the direct line-of-sight and, therefore, the quality of the signal. SMR systems generally cover a radius of 50 miles or so. A microcell is smaller and a picocell is smaller still.

Microcell—A cell in a mobile communications network served by a low-power cellular base station that covers a limited area, such as a mall, hotel or transportation hub.

OC-3/STM-1—The American and the European standards (respectively) for optical connections at 155.52 Mbps. This line speed is very common in telecommunications access networks.

Packet Processing—Real-time wire-speed analysis and processing of packets in an IP network.

PCI Mezzanine Card (PMC)—A low-profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification. PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.

Picocell—A mobile communications base station system that provides smaller and more localized coverage (e.g., indoor areas) than a microcell.

Small Cell—An umbrella term that incorporates femtocells, picocells and microcells.

SS7 (Signaling System 7)—The protocols used in the public switch telephone network (PSTN) for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding. When you dial “1” in front of a number, SS7 routes the call to your long distance carrier, and it also routes local calls based on the first three digits of the phone number.

System on Chip (SoC or SOC)—An integrated circuit (IC) that integrates all components of a computer or other electronic system into a single chip. It may contain digital, analog, mixed-signal, and often radio-frequency functions all on a single chip substrate. A typical application is in the area of embedded systems.

T1/E1—A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second) or 2.048 Mbps for the European E1 standard. T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels. T1 lines are also used to connect networks across remote distances.

Time-division multiplexing (TDM)—A type of digital or analog multiplexing in which two or more signals, or bit streams, are transferred apparently simultaneously as sub-channels in one communication channel, but physically are taking turns on the channel.

Worldwide Interoperability of Microwave Access (WiMAX)—A standard formed in June 2001 to promote conformance and interoperability of the IEEE 802.16 standard. The WiMAX Forum describes WiMAX as “a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL.”

Business Strategy

The Company’s business strategy leverages nearly forty years of development and manufacturing expertise; this experience, coupled with a new process for identifying innovative product and solution ideas, is aimed not only at developing its core business, but also at identifying and launching into new high-growth businesses which will continue to help the Company to diversify its products and services into a variety of potential new markets. The Company’s core business has long been providing networking input/output (I/O) devices that serve as building blocks within a telecommunications or enterprise network infrastructure. The Company is focused upon a multi-tiered strategy to expand its reach into innovative and sometimes disruptive technologies and services where the Company believes it has the technology and process excellence to be successful. The Company’s goal is to increase the breadth of its product line, strengthen its portfolio of new solutions and diversify into attractive adjacent markets. The Company has focused its diversification efforts in six main areas.

LTE Baseband Products

The Company is continuing to develop a new baseband product for use in LTE and WiMAX networks. This product targets the high-performance mobile broadband networks by integrating system-on-chip technology, optimized protocol software, 4th generation (4G) microcell, picocell and enterprise femtocell radio access, while offering customers significant “time to market”, “time to revenue” and cost advantages over traditional macrocell architectures. The product supports all of the critical functions of a wireless base station (excluding the radio head), and it is designed for use in 4G networks, including the LTE eNodeB and next generation WiMAX base stations. The mounting pressure on wireless carriers to attract new customers with higher-performance services has fueled a need to reduce their cost per packet in order to handle the increasing load on their networks at an affordable price. The Company continues to see an interest in its LTE AMC and customized form factor products to quickly enable development of home eNodeB’s and enterprise femtocells as well as public access small cell solutions. The Company expects that it will be asked to provide engineering design services to customize this product to its customers’ specific needs for a variety of wireless broadband applications. The slow adoption of LTE small cells has delayed the Company’s ability to generate significant revenue from this program. However, the Company continues to believe that once the deployment of small cells accelerates in order to alleviate the congestion created by growing media consumption in macrocell networks, this product will be well positioned to support that deployment.

Interworking Products

The Company has expanded its market reach and revenue from its interworking products, which include the iSPAN 3650 AMC, iSPAN 3632 AMC, and the 92XX Gateway family of products. All of these products provide the necessary protocol interworking between the TDM networks and IP-based networks, at various levels of channelization, and typically offer customers a significant cost reduction from alternative approaches to accomplish the interworking function.

Desktop Virtualization Products

The Company formally launched its desktop virtualization products under the brand name clouDevice™ on June 27, 2011, at the ISTE (International Society for Technology in Education) tradeshow in Philadelphia, Pennsylvania. Interphase offers differentiated product features, industry-leading price/performance, and an ability to support all major desktop virtualization platforms and different end-user types. These products have generated interest from numerous resellers and end customers, and the Company is in the process of formalizing several reseller agreements. Interphase will continue to expand its marketing and distribution channel activities and continue to introduce new models to expand its product portfolio. The Company expects to begin generating revenues from its desktop virtualization products in 2012.

Engineering Design Services

The Company’s engineering design services offering has broadened its reach beyond traditional telecommunications and enterprise network technologies into new areas within location-based mobile services offerings and high efficiency enterprise computing solutions. These engagements are expected to be not only revenue generators for Interphase in the near term but also, in many cases, to provide additional opportunities for future growth.

Electronics Manufacturing Services

This service is offered to clients in need of outsourcing high-quality, high-mix, and low-to-medium-volume product manufacturing. Interphase differentiates itself on the basis of customer responsiveness, high quality, and low total cost of engagement. The Company has positioned its manufacturing services to offer high-quality manufacturing services to those under-served by the top tier contract manufacturers. With its unique breadth of experience, the Company is further able to differentiate itself by providing additional services to customers who are in need of converting an engineering design to a manufacturing ready product. Several electronics manufacturing services customers have completed their supplier qualification phase, which have led to production orders. This marks the beginning of the anticipated revenue growth associated with the introduction of Interphase’s electronics manufacturing services. There are other customers pursuing qualification acceptance with Interphase, and the Company anticipates accelerated revenue growth as these customers complete their qualification process. This services offering can also make Interphase’s manufacturing capability more financially efficient while expanding the number of markets from which the Company generates revenues.

Embedded Computer Vision

In 2010 the Company selected embedded computer vision technology as a new strategic area of business. Since that time, Interphase has been developing a product using this technology that is expected to be very disruptive to or have a significant impact in large target markets. The Company is also currently focused on developing a new brand-specific website and collateral as well as establishing channel relationships necessary to sell this product. Interphase continues to develop and protect its intellectual property related to this product, and has filed five patents on this technology. The Company expects to announce and release the product in the first half of 2012.

Products

Telecommunications and Enterprise Products

The Company offers innovative, high-performance solutions to the converging voice, data, and video communication segments of the telecommunications market while also offering high-value solutions addressing the enterprise computing and government markets. Interphase offers solutions primarily in the following four categories, supporting various form factors such as AMC, PCI-X, PCIe, cPCI, and PMC as well as related software applications:

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

Desktop Virtualization Products

Cloud computing is not just limited to on-demand IT-related services delivered over the public Internet, such as SaaS (software as a service). It also includes shared hardware computing resources accessible over a private network. A key enabler and integral component of cloud computing is remote hosted desktop virtualization, a new computing architecture that can run multiple desktop environments simultaneously on a centralized server, eliminating the need to use PCs on the client side. Virtual desktops require the use of a client (cloud client), such as a thin client, a zero client, or a multi-seat client. The clouDevice portfolio includes comprehensive client solutions that enable virtual desktops. clouDevice client types include:

Enterprise thin client

•

A thin client (sometimes called a lean or slim client) is a networked computer device without local storage that uses a remote server as a processing and data engine. A thin client is typically used to support VDI (virtual desktop infrastructure). These models are Citrix Ready® and VMWare® Ready certified.

High-performance zero client

•

A zero client is a type of client device that has neither local storage nor a traditional operating system. It is often deployed to support a remote physical desktop using a blade PC/workstation, enabling both powerful computing capabilities and utmost data security.

Multi-seat client

•	A multi-seat client for Microsoft MultiPoint Server 2010/2011 is a low-cost computer device that enables simultaneous multi-user sharing of a single host computer.

Services

Interphase has been designing and manufacturing products for the electronics industry for nearly 40 years and now offers this expertise and capability to customers as a separate service. Since Interphase has honed its processes of design for manufacture, and can supplement these services with engineering design services, Interphase believes it can improve its customers’ ability to meet their outsourcing needs by using Interphase as a qualified “one-stop shop” supplier.

Interphase offers services in two basic categories:

Engineering Design Services

•	Specifications gathering

•	Program management

•	Detailed design (high performance/cost optimized)

•	Rapid prototyping

Electronics Manufacturing Services

•	Supply Chain

•	Branding and control

•	Production assembly

•	Integration

•	Testing and delivery

Marketing and Customers

The Company’s network connectivity, interworking and packet processing products are sold to Telecommunications Equipment Manufacturers (TEMs) for inclusion into telecommunications and networking infrastructure solutions designed for use in wireless carrier networks. Enterprise products are delivered to server manufacturers for integration into server platforms for delivery of high-performance application platforms for enterprise networking. The Company’s engineering design and electronics manufacturing services customers are from a variety of different markets within the electronics industry.

During 2011, sales to Nokia Siemens Networks and Alcatel-Lucent were $6.7 million (or 31%) and $4.6 million (or 21%), respectively, of the Company’s consolidated revenues. During 2010, sales to Alcatel-Lucent and Nokia Siemens Networks were $5.1 million (or 28%) and $2.9 million (or 16%), respectively, of the Company’s consolidated revenues. During 2009, sales to Alcatel-Lucent, Emerson and Nokia Siemens Networks were $6.7 million (or 26%), $5.0 million (or 20%) and $4.8 million (or 19%), respectively, of the Company’s consolidated revenues. No other customer accounted for more than 10% of the Company’s consolidated revenues in any of those years.

The Company markets its products through its direct sales force, manufacturers’ representatives and value-added distributors. In addition to the Company’s headquarters in Plano, Texas, the Company has sales offices located in or near Newark, New Jersey; Seattle, Washington; Amsterdam, Holland; and

Helsinki, Finland. The Company’s direct sales force sells products directly to key customers and supports manufacturers’ representatives and the distribution channel. See Note 14 of the accompanying notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.

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

The Company generally has not manufactured products to stock finished goods inventory. Instead, substantially all of the Company’s production is dedicated to specific customer purchase orders. As a result, the Company has limited requirements to maintain significant finished goods inventories.

Patents, Copyrights, Trademarks, Licenses and Intellectual Property

While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate and adapt to technology changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products. The Company is building a patent portfolio related to its embedded computer vision technology currently under development. However, Interphase does not hold any patents relative to its current product lines already deployed or released. Instead, as it relates to product lines already deployed or released, the Company relies upon a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company’s products. Furthermore, the laws of some countries do not provide the same degree of protection of the Company’s proprietary information as do the laws of the United States. Finally, the Company’s adherence to industry-wide technical standards and specifications may limit the Company’s opportunities to provide proprietary product features suitable for intellectual rights protection.

Interphase, the Interphase logo, iWARE, iSPAN, iNAV, SlotOptimizer, and clouDevice are trademarks or registered trademarks of Interphase Corporation.

Many of the Company’s products are designed to include intellectual property obtained from third parties. The Company has entered into several licensing agreements that allow the Company to incorporate third-party intellectual property into its product line, thereby increasing its functionality, performance and interoperability.

The Company is also subject to the risk of litigation alleging infringement of third-party intellectual property rights. Infringement claims could require the Company to expend significant time and money in litigation, paying damages, developing non-infringing technology or acquiring licenses to the technology which is the subject of asserted infringement.

Employees

At December 31, 2011, the Company had 81 regular full-time employees, of which 29 were engaged in manufacturing and quality assurance, 21 in research and development, 17 in sales, sales support, customer service and marketing and 14 in general management and administration.

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

Competition

The Company’s primary competition currently includes embedded computing vendors specifically dedicated to telecommunication and enterprise I/O market segments. In the case of specific product offerings, Interphase may also face competition from TEMs’ in-house design teams. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share. The Company also competes with other, primarily regionally based, contract manufacturers. The Company’s products and services compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, customer support skills, ease of integration, time-to-market delivery capabilities, flexibility and compliance with industry standards. Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize additional off-the-shelf products for their product design. As Interphase expands further into new market areas like cloud computing, electronics manufacturing, and the target markets of the embedded computer vision product, the Company’s competition will change and in some cases may intensify.

Available Information

The Company maintains a website at www.interphase.com. Copies of this Annual Report on Form 10-K and copies of the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto are or will be available free of charge at the Company’s website as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

Item 1A. Risk Factors.

The continued issues in global credit and financial markets could materially and adversely affect our business and results of operations.

The global credit and financial markets have been experiencing significant disruptions for several years, including diminished liquidity and credit availability. There can be no assurance that there will not be continuing, or even further, deterioration in credit and financial markets. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors, or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current and potential future disruptions in the credit and financial markets and adverse global economic conditions. There can be no assurance that if the current uncertain economic conditions continue, it will not have a material adverse effect on our operating results, financial condition and cash flows.

The marketing and sale of our products involve lengthy sales cycles. This and other factors make business forecasting extremely difficult and can lead to significant fluctuations in period-to-period results.

We have experienced fluctuations in our period-to-period revenue and operating results in the past and may experience similar fluctuations in the future. Our sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond our control. We may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause our operating results to fall short of anticipated levels for any period. Delays by our OEM customers in producing products that incorporate our products could also cause operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in our revenue and operating results include success in achieving design wins, the market acceptance of the OEM products that incorporate our products, the rate of adoption of new products, competition from new technologies and other companies, and the variability of the life cycles of our customers’ products.

Because fluctuations can happen, we believe that comparisons of the results of our operations for preceding quarters are not necessarily predictive of future quarters and that investors should not rely on the results for any one quarter as an indication of how we will perform in the future. Investors should also understand that, if the revenue or operating results for any quarter are less than the level expected by securities analysts or the market in general, the market price of our common stock could immediately and significantly decline.

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

The Company must successfully manage new product and service introductions and the entry into new markets.

As described under Item 1. “Business – Business Strategy” above, we are focused upon a multi-tiered strategy to expand our reach into innovative and sometimes market-disruptive technologies and services where we believe we have the technology and process excellence to be successful. As a result we intend to introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We expect that these new product and service introductions will lead us into markets where we have not previously competed. The success of new product and service introductions will depend on a number of factors including, but not limited to, timely and successful development of products or services, market acceptance, our ability to manage the risks associated with new products and production ramp issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects in the early stages of introduction, and the availability of qualified persons to perform new services. Accordingly, we cannot determine in advance the ultimate effect that new product and service introductions and the entry into new markets will have on our operating results, financial condition and cash flows.

Litigation against us could require significant time of our management, be costly to defend against and/or negatively impact our operating results.

As noted under Item 3. “Legal Proceedings” below, twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan. The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.0 million at December 31, 2011, related to these claims. We believe that the Plaintiffs’

claims are without merit and plan to vigorously defend ourselves in this lawsuit. Although we do not believe that the Plaintiffs’ claims have merit, litigation (particularly outside of the United States) is inherently unpredictable, and it is possible that we would be required to pay an additional amount to the Plaintiffs. If the potential required amount is significant, the payment could have a material adverse effect on our financial condition. Further, if this litigation were to continue for an extended time, our defense of the Plaintiffs’ claims, even if successful, could require us to pay significant costs (including fees of counsel) and require time and energy of management that could otherwise be spent on our business, all of which could negatively affect our financial condition and operations.

On April 7, 2011, Interphase Corporation was named as one of the defendants in a lawsuit filed by Mosaid Technologies (“Mosaid”) pending in the United States District Court for the Eastern District of Texas. The complaint includes allegations that Interphase has infringed and is still infringing upon a certain registered U.S. patent to which Mosaid has enforcement rights. The sole infringement allegation directed at Interphase appears to concern communications controller chips that Interphase purchases (indirectly) from Freescale Semiconductor, Inc. (“Freescale”), another defendant in the infringement allegation, which are used in several of Interphase’s products.

The complaint requests a judgment that Mosaid’s patents have been and are being infringed upon and, accordingly, an award of an unspecified amount of damages, plus interest and costs, as well as injunctive relief and any other remedies available under law. Because the complaint claims the alleged infringing conduct is willful, it also requests treble damages and attorneys’ fees under the applicable U.S. patent statute.

We do not know if there is any merit to Mosaid’s allegations. Nevertheless, we intend, and we understand that Freescale intends, to vigorously defend the allegations; and to the extent that the infringement claim relates to the Freescale chips used in Interphase’s products, Freescale will also defend Interphase and indemnify Interphase against damages in the lawsuit.

We operate in an intensely competitive marketplace and many of our competitors have greater resources than we do.

The telecommunications, signaling and networking business is extremely competitive, and we face competition from a number of established and emerging companies, both public and private. Our principal competitors have established brand name recognition and market positions, and have substantially greater financial resources to deploy on promotion, advertising, research and product development. In addition, as we broaden our product and service offerings, we may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to our product offerings. Increased competition could result in significant pricing pressures, which could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in sales volumes, cost reductions or otherwise. We expect competition to increase as a result of industry consolidations and alliances, as well as the potential emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.

The loss of one or more key customers, or reduced spending by customers, could significantly impact our operating results, financial condition and cash flows.

While we enjoy very good relationships with our customers, there can be no assurance that our principal customers will continue to purchase products from us at the current levels. Orders from our customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Customers typically do not enter into long-term volume purchase contracts with us, and they have certain rights to extend or delay the shipment of their orders. The loss of one or more of our major customers, or the reduction, delay or cancellation of orders or a delay in shipment of products to such customers, could have a material adverse effect on our operating results, financial condition and cash flows.

Schedule delays, cancellations of programs and changes in customer markets can delay or prevent a design-win from reaching the production phase, which could negatively impact our operating results, financial condition and cash flows.

A design-win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design-win and when customers initiate production shipments. Design-wins reach production volumes at varying rates, typically beginning approximately 18 to 30 months after the design-win occurs. A variety of risks, such as schedule delays, customer consolidations, cancellations of programs and changes in customer markets, can delay or prevent the design-win from reaching the production phase. The customer’s failure to bring its product (into which our product is designed) to the production phase could have an adverse effect on our operating results, financial condition and cash flows.

Design defects, errors or problems in our products or services could harm our reputation, revenue and profitability.

If we deliver products or services with errors, defects or problems, our credibility, market acceptance and sales of our products and services could be harmed. Further, if our products or services contain errors, defects or problems, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability lawsuits against us or our customers, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. While no such litigation currently exists, product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to us, would be time consuming and costly to defend. Existing or future laws, or unfavorable judicial decisions, could negate any limitation-of-liability provisions that are included in our license agreements. A product liability claim, whether or not successful, could seriously harm our business, financial condition and results of operations.

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

We manufacture our products at our Carrollton, Texas facility, and have established alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. Even though we have been successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain its services at the same costs we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to mitigate the effect of an interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.

Because business forecasting is extremely difficult, we may fail to accurately forecast demand for our products which may expose us to risk associated with inventory.

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

Our success depends partly upon certain proprietary technologies developed within our products. Historically, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies. Over the last two years, we also filed a number of patents and trademarks with the United States Patent and Trademark Office and internationally. In addition, we generally enter into confidentiality or license agreements with our customers, distributors and potential customers, which limit access to, and distribution of, the source code to our software and other proprietary information. Our employees are subject to our strict employment policy regarding confidentiality. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.

Although we believe our products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, possibly resulting in costly litigation in which we may not ultimately prevail. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require that we seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our operating results, financial condition and cash flows. As described in Item 3. “Legal Proceedings” below, we are named as one of three defendants in a pending patent infringement case involving intellectual property we license for use in certain of our products.

It may be necessary to obtain technology licenses from others due to the large number of patents in the telecommunications and computer networking industry and the rapid rate of issuance of new patents and new standards or to obtain important new technology. There can be no assurance that these third party technology licenses will be available on commercially reasonable terms. The loss of, or inability to, obtain any of these technology licenses could result in delays or reductions in product shipments. Such delays or reductions in product shipments could have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel to manage our business effectively.

Our success and the pursuit of our business strategy depend on the continued contributions of our personnel and on our ability to attract and retain skilled employees for our current and future business. Changes in personnel could adversely affect our operating results, financial condition and cash flows.

We have substantial international activities, which expose us to additional business risks, including political, economic and currency risks.

In 2011, we derived approximately 65% of our revenues from sales outside of North America. Economic and political conditions in some of these markets, as well as different legal, tax, accounting and other regulatory requirements, may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our operations in France have been measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations (See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk” below).

We may require additional working capital to fund operations and expand our business.

We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to:

•	fund research and development of new products beyond what is expected in 2012;

•	expand product and service offerings beyond what is contemplated in 2012 if unforeseen opportunities arise;

•	respond to a rapid increase in demand for our products;

•	take advantage of potential acquisition opportunities in the current economic environment;

•	invest in businesses and technologies that complement our current operations; or

•	respond to unforeseen competitive pressures.

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

We have incurred significant losses.

We posted net losses of $505,000, $8.4 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. In order to achieve consistent profitability, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, the market price of our common stock will likely be negatively impacted.

We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.

The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the telecommunications and networking industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high-technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock, which has historically had relatively small trading volumes. As a result, small transactions in our common stock can have a disproportionately large impact on its price.

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

In addition, we may choose to voluntarily delist from NASDAQ, or “go dark,” in the event we believe we may be subject to a delisting proceeding, or for any other reason our Board of Directors determines it to be in the best interest of our stockholders.

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

Certain provisions of Texas law and our shareholder rights plan may make it more difficult to acquire us, even if such acquisition may be beneficial to our shareholders.

Certain provisions of the Texas corporate statute, to which we are subject, limits business combinations with any “affiliated shareholder,” which is generally any person or group of persons that is, or has been during the preceding three years, the beneficial owner of 20% or more of our outstanding voting shares. Also, we have in place a shareholder rights plan, commonly referred to as a “poison pill” (see Note 9 in the notes to the consolidated financial statements). The statutory provisions and the rights plan may discourage, delay or prevent a third party from acquiring us or acquiring a large portion of our shares (including by initiating a tender offer), even if our shareholders might receive for their shares in any such acquisition a premium over the then current market price of the shares.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a smaller reporting company, we are not subject to the provisions of the Sarbanes-Oxley Act of 2002 that require an attestation report from our independent registered public accounting firm regarding our internal controls over financial reporting. If we cease to qualify as a smaller reporting company or as a non-accelerated filer, we would become subject to this requirement, which could cause us to incur substantial additional costs and may adversely affect our financial results. The failure of our independent registered public accounting firm to concur with management’s assessment of the effectiveness of our internal controls over financial reporting may result in investors losing confidence in the reliability of our financial statements, which may result in a decrease in the trading price of our common stock. It may also prevent us from providing the required financial information in a timely manner which could materially and adversely impact our business, our financial condition and the trading price of our common stock, and it may prevent us from otherwise complying with the standards applicable to us as a public company and subject us to additional regulatory consequences.

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

Item 3. Legal Proceedings.

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the notes to the consolidated financial statements for more information regarding the restructuring plan. The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.0 million at December 31, 2011, related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.

On April 7, 2011, Interphase was named as one of the defendants in a lawsuit filed by Mosaid Technologies (“Mosaid”) pending in the United States District Court for the Eastern District of Texas. The complaint includes allegations that Interphase has infringed and is still infringing upon a certain registered U.S. patent to which Mosaid has enforcement rights. The sole infringement allegation directed at Interphase appears to concern communications controller chips that Interphase purchases (indirectly) from Freescale Semiconductor, Inc. (“Freescale”), another defendant in the infringement allegation, which are used in several of Interphase’s products.

The complaint requests a judgment that Mosaid’s patents have been and are being infringed upon and, accordingly, an award of an unspecified amount of damages, plus interest and costs, as well as injunctive relief and any other remedies available under law. Because the complaint claims that the alleged infringing conduct is willful, it also requests treble damages and attorneys’ fees under the applicable U.S. patent statute.

Interphase does not know if there is any merit to Mosaid’s allegations. Nevertheless, Interphase intends, and understands that Freescale intends, to vigorously defend the allegations; and to the extent that the infringement claim relates to the Freescale chips used in Interphase’s products, Freescale will also defend Interphase and indemnify Interphase against damages in the lawsuit.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since January 1984, shares of the Company’s common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2010 and 2011 as reported by the NASDAQ Global Market.

2010	High	Low
First Quarter	3.12	2.28
Second Quarter	2.73	1.55
Third Quarter	1.79	1.46
Fourth Quarter	1.87	1.20

2011	High	Low
First Quarter	7.23	1.78
Second Quarter	7.11	3.35
Third Quarter	5.88	3.97
Fourth Quarter	5.62	4.00

The Company had approximately 1,400 beneficial owners of its common stock, of which 67 were of record, as of March 14, 2012.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Stock Performance Graph

The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2011, 2010, 2009, 2008 and 2007 with the cumulative total return of the NASDAQ composite index and the Dow Jones US Telecommunications Equipment TSM Index. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2006 in the common stock of the Company and in each of the foregoing indices, and assumes reinvestment of dividends.

	Cumulative Return
	12/06	12/07	12/08	12/09	12/10	12/11
Interphase Corporation	100	124	20	31	22	55
NASDAQ Composite	100	110	66	95	112	111
Dow Jones US Telecommunications Equipment TSM Index	100	103	61	92	97	89

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Interphase Corporation, the NASDAQ Composite Index,

and the Dow Jones US Telecommunications Equipment TSM Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 Dow Jones & Co. All rights reserved.

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” have been derived from the consolidated balance sheets and the related consolidated statements of operations at or for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and the notes thereto appearing elsewhere herein, as applicable. In accordance with Accounting Standards Codification (“ASC”) 260-10-45-68B, “Participating Securities and the Two-Class Method,” which became effective January 1, 2009, prior period share data and corresponding EPS figures have been adjusted retrospectively.

It is important that you also read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, for the years ended December 31, 2011, 2010 and 2009.

Statement of Operations Data:

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009	2008	2007
Revenues	$21,993	$18,207	$25,585	$26,231	$30,780

Gross margin	10,531	9,187	12,289	14,031	17,591

Research and development	3,814	6,572	7,970	9,198	10,216
Sales and marketing	3,498	4,512	5,753	5,237	5,614
General and administrative	3,529	3,843	4,275	4,100	4,692
Restructuring charge	—	3,339	1,236	403	—

Loss from operations	(310)	(9,079)	(6,945)	(4,907)	(2,931)
Other income, net	22	23	289	618	1,128

Loss before income tax	(288)	(9,056)	(6,656)	(4,289)	(1,803)
Income tax provision (benefit)	217	(637)	(1,102)	(1,263)	(609)

Net loss	$(505)	$(8,419)	$(5,554)	$(3,026)	$(1,194)

Net loss per share
Basic	$(0.07)	$(1.23)	$(0.81)	$(0.46)	$(0.19)
Diluted	$(0.07)	$(1.23)	$(0.81)	$(0.46)	$(0.19)
Weighted average common shares	6,857	6,839	6,899	6,550	6,240
Weighted average common and dilutive shares	6,857	6,839	6,899	6,550	6,240

Balance Sheet Data:

(In thousands)

	December 31,
	2011	2010	2009	2008	2007
Working capital	$13,997	$13,117	$21,257	$25,301	$27,030

Total assets	17,818	19,314	28,647	31,248	36,180

Total liabilities	6,476	8,304	9,385	6,962	8,918

Shareholders’ equity	$11,342	$11,010	$19,262	$24,286	$27,262

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the following are some of the more critical judgment areas in the application of the Company’s accounting policies that affect the Company’s financial condition, results of operations, and cash flows. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.” Product revenues and electronics manufacturing services revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue, other than electronics manufacturing services revenue, is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.

Our long-term engineering design services are typically provided on a fixed-fee basis. The revenues for such projects that require significant customization and integration are recognized using the percentage of completion method. In using the percentage of completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If we are unable to develop reasonably dependable costs or revenue estimates, the completed contract method is applied, under which all revenues and related costs are deferred until the contract is completed.

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

Allowance for Returns: The Company maintains an allowance for returns, based upon expected return rates, when such return rates are estimable. The estimates of expected return rates are generally a factor of historical returns. Changes in return rates could impact the allowance for return estimates.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Valuing inventories at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as projected demand decreases due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. The Company has experienced significant changes in required reserves in the past due to changes in strategic direction, such as discontinuances of product lines and declining market conditions. It is possible that significant changes in this estimate may occur in the future as market conditions change.

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation.” Management estimates are necessary in determining compensation expense for both restricted stock and stock options with performance-based vesting criteria. Compensation expense for this type of stock-based award is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever. Management evaluates whether performance conditions are probable of occurring on a quarterly basis.

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

Consolidated Statement of Operations as a Percentage of Revenue

	Year ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of sales	52.1%	49.5%	52.0%

Gross margin	47.9%	50.5%	48.0%

Research and development	17.3%	36.1%	31.1%
Sales and marketing	15.9%	24.8%	22.5%
General and administrative	16.0%	21.1%	16.7%
Restructuring charge	—	18.3%	4.8%

Loss from operations	(1.4)%	(49.9)%	(27.1)%

Interest income, net	0.1%	0.6%	1.2%
Other loss, net	—	(0.4)%	(0.1)%

Loss before income tax	(1.3)%	(49.7)%	(26.0)%
Income tax provision (benefit)	1.0%	(3.5)%	(4.3)%

Net loss	(2.3)%	(46.2)%	(21.7)%

Overview

The telecommunications industry is in the midst of a significant transformation. Two fundamental shifts in this industry have impacted us over the past several years. The first has been a dramatic shift in subscriber growth toward emerging countries, where our customers have not been able to secure a majority market share. Secondly, there has been a shift from circuit-switched network architectures toward packet-based IP network architectures, and this network shift has threatened our T1/E1 business where we enjoyed a market leadership position for many years. Taken together, we determined that these trends would lead to an anticipated reduction in opportunity within the telecommunications market and that the most prudent path for our future growth was to pursue a diversification strategy in order to find alternative sources of revenue in new markets.

Our response to this challenge was to launch a multi-tiered strategy in 2010 to build a more diversified company that is less dependent upon a single market and a small group of customers for our success. In 2011 our diversification efforts were focused on developing new baseband products for use in LTE and WiMAX networks, expanding our market reach from our interworking products, launching our desktop virtualization products, broadening our technology reach in engineering design services, generating our first meaningful revenue from electronics manufacturing services, and accelerating the development of our embedded computer vision product and preparing for its introduction in the first half of 2012. See Item 1. “Business – Business Strategy” above for more information about these diversification efforts.

Despite a disappointing fourth quarter, our financial results for the full year of 2011 demonstrated significant growth and financial improvement for our company. Revenues increased approximately 21%, driven by significant increases in telecommunications product revenues as well as services revenues, including our first meaningful revenues generated by electronics manufacturing services. Even with the funding of the diversification efforts discussed above, we were able to reduce our operating expenses by 27% in 2011, as the impact of the 2010 restructuring plan took full effect. Although we did not achieve the profitable year that we desired in 2011, we were able to narrow our net loss by approximately $7.9 million, increase cash and marketable securities by approximately $1.0 million and increase our working capital position by approximately $880,000 when compared to 2010.

Results of Operations

Revenues: Total revenues for the years ended December 31, 2011, 2010 and 2009 were $22.0 million, $18.2 million and $25.6 million, respectively. Revenues increased by 21% in 2011 compared to 2010. This increase was primarily attributable to our telecommunications product revenues, which increased by approximately 18% to $17.8 million in 2011 compared to $15.1 million in 2010, primarily as the result of design wins that we won, in some cases, over two years ago. Additionally, our services revenues, including our first meaningful revenues from electronics manufacturing services, increased approximately 77% to $2.5 million in 2011 compared to approximately $1.4 million in 2010. Our enterprise product revenues were consistent at $1.6 million in 2011 and 2010. All other revenues increased slightly to $162,000 in 2011 compared to $158,000 in 2010.

Revenues decreased by 29% in 2010 compared to 2009. This decrease was primarily attributable to our telecommunications product revenues, which decreased by approximately 34% to $15.1 million in 2010 compared to $22.7 million in 2009, primarily as the result of reduced deployments of new telecommunications equipment by our customers, which began in the second half of 2009 and continued throughout 2010. Additionally, services revenues decreased to approximately $1.4 million in 2010 compared to approximately $1.8 million in 2009 and other revenues decreased to $158,000 in 2010 compared to $277,000 in 2009. Partially offsetting these decreases was an increase in our enterprise product revenues to approximately $1.6 million in 2010 compared to $806,000 in 2009.

Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009 was 48%, 50% and 48%, respectively. The decrease in gross margin percentage in 2011 compared to 2010 was primarily due to a shift in product mix toward lower margin products and services, partially offset by increased utilization of our manufacturing facility and a decrease of $140,000 in excess and obsolete inventory charges. We believe that pricing pressures in the industry and our anticipated future product mix may reduce our gross margin percentage in future periods.

The increase in gross margin percentage in 2010 compared to 2009 was primarily due to two factors. There was a positive impact in gross margin in 2010 due to a shift in product mix toward higher margin products within our telecommunications product portfolio compared to 2009. In addition, gross margin was positively impacted by a decrease of $300,000 in excess and obsolete inventory charges during 2010 compared to 2009.

Research and Development: Our investment in the development of new products through research and development was $3.8 million, $6.6 million and $8.0 million in 2011, 2010 and 2009, respectively. As a percentage of revenue, research and development expenses were 17%, 36% and 31% for 2011, 2010 and 2009, respectively. Research and development expenses decreased in 2011 compared to 2010 by approximately $2.8 million. The decrease was primarily due to the closure of our European engineering and support center located in Chaville, France as a result of the 2010 restructuring plan. See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan. The decrease in research and development expense as a percentage of total revenue is due to revenue increasing while research and development expense decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

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

Sales and Marketing: Sales and marketing expenses were $3.5 million, $4.5 million and $5.8 million in 2011, 2010 and 2009, respectively. As a percentage of revenue, sales and marketing expenses were 16%, 25% and 22% for 2011, 2010 and 2009, respectively. Sales and marketing expenses decreased by approximately $1.0 million in 2011 compared to 2010. The decrease was primarily due to the closure of our European engineering and support center located in Chaville, France as a result of the 2010 restructuring plan. See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan. The decrease in sales and marketing expense as a percentage of total revenue was due to revenue increasing while sales and marketing expense decreased. We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue results.

Sales and marketing expenses decreased by approximately $1.2 million in 2010 compared to 2009. Approximately 60% of the decrease in sales and marketing expense was a result of the 2010 and 2009 restructuring plans. See Note 7 in the notes to the consolidated financial statements for more information regarding the restructuring plans. The remaining portion of the decrease in sales and marketing expense was the result of a decrease in commission and variable compensation to employees in 2010 compared to 2009. The increase in sales and marketing expense as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expense.

General and Administrative: General and administrative expenses were $3.5 million, $3.8 million and $4.3 million in 2011, 2010 and 2009, respectively. As a percentage of revenue, general and administrative expenses were 16%, 21% and 17% in the years ended December 31, 2011, 2010 and 2009, respectively. General and administrative expenses decreased by $314,000 in 2011 compared to 2010. General and administrative expenses decreased by approximately $300,000 as a result of the 2010 restructuring plan and by approximately $225,000 due to lower headcount related expenses that were not associated with the 2010 restructuring plan. See Note 7 in the notes to the consolidated financial statements for more information regarding the restructuring plan. These decreases were offset by increases of approximately $250,000 related to legal services. See Note 12 in the notes to the consolidated financial statements for more information regarding legal proceedings. The decrease in general and administrative expense as a percentage of total revenue was due to revenue increasing while general and administrative expense decreased.

General and administrative expenses decreased by approximately $430,000 in 2010 compared to 2009. The decrease was primarily due to three factors. First, general and administrative expense related to outside providers of accounting, consulting and legal services decreased by approximately $245,000 in 2010 compared to 2009. In addition, executive variable compensation decreased by approximately $120,000 in 2010 compared to 2009. Finally, general and administrative expense decreased by approximately $80,000 as a result of the 2010 restructuring plan. See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan. The increase in general and administrative expense as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expense.

Restructuring Charge: On September 30, 2010, we initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions. Under the 2010 restructuring plan, we reduced our worldwide work force by 39 regular full-time positions, including the closure of our European engineering and support center located in Chaville, France. As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs. See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan.

On December 11, 2009, we adopted a plan to restructure our worldwide operations. The primary goal of the 2009 restructuring program was to align our spending with revenue trends and to enable additional investments in strategic growth areas. Under the 2009 restructuring plan, we reduced our workforce by 12 positions. As a result of the 2009 restructuring plan, we recorded a restructuring charge of approximately $1.2 million, classified as an operating expense, in the fourth quarter of 2009, of which approximately

$1.1 million resulted in cash expenditures to cover employee severance and benefits. The remaining $173,000 included in the restructuring charge related to certain non-cash impairment charges. See Note 7 in the notes to the consolidated financial statements for more information regarding the 2009 restructuring plan.

Interest Income, Net: Interest income, net of interest expense, was $22,000, $102,000 and $301,000 in 2011, 2010 and 2009, respectively. The decrease in interest income, net of interest expense, in 2011 compared to 2010 as well as in 2010 compared to 2009 was primarily due to lower investment balances and lower rates of return on our investments.

Other Loss, Net: Other loss, net was zero in 2011 and $79,000 and $12,000 in 2010 and 2009, respectively. Other loss, net in 2010 primarily relates to the change in market value of a foreign exchange derivative financial instrument which resulted in a loss of approximately $62,000. Other loss, net in 2009 was primarily related to exchange losses on invoices from foreign suppliers. We did not hold any foreign exchange contracts during 2011 or 2009. See Note 4 in the notes to the consolidated financial statements for more information regarding our derivative financial instruments.

Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2011, 2010 and 2009. Income tax expense for 2011 was primarily due to tax in a foreign jurisdiction. The tax benefit rates for 2010 and 2009 were 7% and 17%, respectively. The income tax benefit for 2010 and 2009 was primarily due to a 30% research and development tax credit earned by our operations in France. The benefits from the research and development tax credit were partially offset by tax expense related to income generated in France. The decrease in the effective income tax benefit rate in 2010 compared to 2009 was primarily due to a year-over-year reduction in the Company’s research and development tax credit earned during each year. We no longer generate tax credits from French research and development activities because we closed our French operations at the end of 2010.

Net Loss: We reported a net loss of approximately $505,000, $8.4 million and $5.6 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Consolidated Cash Flows

Cash and cash equivalents increased by $2.7 million for the year ended December 31, 2011. Cash and cash equivalents decreased by $3.3 million for the year ended December 31, 2010. Cash and cash equivalents increased by $732,000 for the year ended December 31, 2009. Cash flows are impacted by operating, investing and financing activities.

Operating Activities: Trends in cash flows from operating activities for 2011, 2010 and 2009 are generally similar to the trends in our earnings adjusted by the (recovery of)/provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation and write-off of impaired capitalized software. Cash provided by operating activities totaled $771,000 compared to a net loss of $505,000 for the year ended December 31, 2011. Cash used in operating activities totaled $6.7 million compared to a net loss of $8.4 million for the year ended December 31, 2010. Cash used in operating activities totaled $949,000 for the year ended December 31, 2009, compared to a net loss of $5.6 million. We recovered $22,000 in uncollectible accounts and returns during 2011 due to improved collection efforts throughout the year. Provisions for uncollectible accounts and returns decreased during 2010 due to revenue reductions and improved collection efforts throughout the year. Provision for excess and obsolete inventories decreased by approximately $140,000 and $300,000 in 2011 and 2010, respectively. Depreciation and amortization decreased by $160,000 and $110,000 in 2011 and 2010, respectively. Amortization of stock-based compensation increased $34,000 for 2011 compared to 2010. Amortization of stock-based compensation decreased $76,000 for 2010 compared to 2009 primarily due to the cumulative effect of restricted stock cancellations in 2010. See Note 9 in the notes to the consolidated financial statements for more information on stock-based compensation. During 2011, there were no write-offs of capitalized fixed assets. During 2010, there were write-offs of capitalized fixed assets of $29,000 primarily related to the restructuring actions taken during the third quarter of 2010. During 2009, there were write-offs of capitalized software of $173,000 primarily related to the restructuring actions taken during the fourth quarter of 2009.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: Net cash provided by investing activities totaled $1.3 million, $3.6 million and $1.6 million in 2011, 2010 and 2009, respectively. Cash provided by investing activities in each of the three years presented related principally to our investments in marketable securities, offset by additions to property and equipment and capitalized software purchases. Additions to property and equipment during 2011 primarily related to software and equipment purchases for our engineering, manufacturing and administrative functions. Additions to property and equipment during 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions. Additions to property and equipment during 2009 primarily related to enhancements to our enterprise performance management system and software purchases for our engineering function. Purchases of marketable securities increased by approximately $3.3 million for 2011 compared to 2010. Purchases of marketable securities decreased by approximately $3.4 million for 2010 compared to 2009. Proceeds from the sale of marketable securities increased by approximately $1.2 million for 2011 compared to 2010. Proceeds from the sale of marketable securities decreased by approximately $1.6 million for 2010 compared to 2009.

Financing Activities: Net cash provided by financing activities totaled $527,000 for the year ended December 31, 2011. There was no net cash provided by or used in financing activities for the year ended December 31, 2010. Net cash provided by financing activities totaled $4,000 for the year ended December 31, 2009. Cash provided by financing activities for 2011 and 2009 is composed of proceeds from the exercise of stock options.

Commitments

At December 31, 2011, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2012 are estimated at $390,000, a significant portion of which relates to enhancements to our manufacturing equipment and product development and engineering tools. Our significant long-term obligations are operating leases on facilities and phone systems and future debt payments. In addition, at December 31, 2011, we had approximately $160,000 of non-cancelable purchase commitments for materials, hardware and product tooling. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2012.

The following table summarizes our future contractual obligations and payment commitments as of December 31, 2011 (in thousands):

Contractual Obligation	Payments due by period
	Total	<1 year	1 - 3 years	3 - 5 years	> 5 years
Long-term debt obligation (1,2)	$3,626	$63	$3,563	$—	$—
Operating lease obligations (3,4,5)	$1,382	$619	$763	$—	$—

Total	$5,008	$682	$4,326	$—	$—

(1)	At December 31, 2011, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank. The revolving credit facility matures on December 19, 2013 and is secured throughout the term of the credit facility by marketable securities.
(2)	We incur interest expense on the borrowings from the revolving credit facility at a rate of London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2011, our interest rate on the borrowings from the revolving credit facility was 1.8%. We used the 1.8% rate to estimate interest expense for 2012 through December 2013. The interest expense estimate is $63,000 annually for the years 2012 through December 2013.
(3)	We lease our facilities under non-cancelable operating leases with the longest terms extending to March 2014.
(4)	Our operating lease at our headquarters location includes a $280,000 letter of credit issued to our landlord which can only be used in the case of non-payment of such lease. The letter of credit, if accessed, would be funded by our existing revolving credit facility.
(5)	We lease our phone system under a non-cancelable operating lease extending to October 2014.

Off-Balance Sheet Arrangements

In an attempt to mitigate foreign currency risk, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. At December 31, 2011 and 2010, we had no foreign exchange contracts outstanding.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt service. To the extent our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, issue additional securities, repurchase shares of our common stock or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Recently Issued Accounting Pronouncements

See Note 13 in the notes to the consolidated financial statements for more information regarding recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk.

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $27,000, $1.7 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. This risk was significantly reduced due to the closure of our French operations at the end of 2010.

In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change. There were no foreign exchange contracts held by the Company at any point during the year ended December 31, 2011, and thus there was no related gain or loss. For the year ended December 31, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract. There were no foreign exchange contracts held by the Company at any point during the year ended December 31, 2009, and thus there was no related gain or loss. At December 31, 2011 and 2010, there were no foreign exchange contracts outstanding.

Market Price Risk

We had no equity hedge contracts outstanding as of December 31, 2011 or 2010.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2011. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2011. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2010.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.8% at December 31, 2011 and 2010. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to December 31, 2011 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a). “Exhibits and Financial Statement Schedules” below.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other associates, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control – Integrated Framework.” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012, which is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct, which applies to all members of the board of directors and employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The Code of Ethics is available on the Company’s website at www.interphase.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and, to the extent required by the listing standards of the NASDAQ Global Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

Item 11. Executive Compensation.

See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012, which is incorporated herein by reference.

The following table sets forth information as of December 31, 2011 regarding the Company’s equity compensation plans:

Plan Category	Number of securities in thousands to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities in thousands remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,332	$4.21	1,294
Equity Compensation plans not approved by security holders	—	—	—

Total	1,332	$4.21	1,294

See Note 9 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder-approved stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See information regarding certain relationships, related transactions and director independence under the headings “Election of Directors,” “Audit Committee,” “Nominating and Governance Committee,” “Executive Compensation,” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See information regarding principal accountant fees and services under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2012” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    (1) Financial Statements.

Reference is made to the listing on page F-1 of all financial statements filed as a part of this report.

(2)	Financial Statement Schedules.

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

INTERPHASE CORPORATION

Date: March 16, 2012	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2012.

Name	Title

/s/ Gregory B. Kalush Gregory B. Kalush	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)

/s/ Thomas N. Tipton, Jr. Thomas N. Tipton, Jr.	Chief Financial Officer, Secretary, Vice President of Finance and Treasurer (Principal financial and accounting officer)

/s/ Mark D. Kemp Mark D. Kemp	Director

/s/ Michael J. Myers Michael J. Myers	Director

/s/ Kenneth V. Spenser Kenneth V. Spenser	Director

/s/ Christopher B. Strunk Christopher B. Strunk	Director

/s/ S. Thomas Thawley S. Thomas Thawley	Vice Chairman and Director

*	All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interphase Corporation

We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 16, 2012

INTERPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$7,470	$4,772
Marketable securities	4,355	6,005
Trade accounts receivable, less allowances of $43 and $70, respectively	2,998	4,890
Inventories	1,556	1,645
Prepaid expenses and other current assets	414	366

Total current assets	16,793	17,678

Machinery and equipment	6,233	6,840
Leasehold improvements	327	327
Furniture and fixtures	400	398

	6,960	7,565
Less-accumulated depreciation and amortization	(6,591)	(7,151)

Total property and equipment, net	369	414

Capitalized software, net	225	485
Other assets	431	737

Total assets	$17,818	$19,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,008	$1,388
Deferred revenue	164	39
Accrued liabilities	1,231	2,486
Accrued compensation	393	648

Total current liabilities	2,796	4,561

Deferred lease obligations	180	243
Long term debt	3,500	3,500

Total liabilities	6,476	8,304

Commitments and contingencies
Shareholders’ Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 6,895,085 and 6,815,600 shares issued and outstanding, respectively	690	682
Additional paid in capital	44,232	43,355
Retained deficit	(32,708)	(32,203)
Cumulative other comprehensive loss	(872)	(824)

Total shareholders’ equity	11,342	11,010

Total liabilities and shareholders’ equity	$17,818	$19,314

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues:
Product	$19,524	$16,815	$23,825
Service	2,469	1,392	1,760

Total revenues	21,993	18,207	25,585

Cost of sales:
Product	9,907	8,340	11,957
Service	1,555	680	1,339

Total cost of sales	11,462	9,020	13,296

Gross margin	10,531	9,187	12,289

Research and development	3,814	6,572	7,970
Sales and marketing	3,498	4,512	5,753
General and administrative	3,529	3,843	4,275
Restructuring charge	—	3,339	1,236

Total operating expenses	10,841	18,266	19,234

Loss from operations	(310)	(9,079)	(6,945)

Interest income, net	22	102	301
Other loss, net	—	(79)	(12)

Loss before income tax	(288)	(9,056)	(6,656)

Income tax provision (benefit)	217	(637)	(1,102)

Net loss	$(505)	$(8,419)	$(5,554)

Net loss per share:
Basic	$(0.07)	$(1.23)	$(0.81)

Diluted	$(0.07)	$(1.23)	$(0.81)

Weighted average common shares	6,857	6,839	6,899

Weighted average common and dilutive shares	6,857	6,839	6,899

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Cumulative Other
	Common Stock		Paid in	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income (loss)
Balance at December 31, 2008	6,573	$657	$42,652	$(18,230)	$(793)	$24,286
Option exercises	1	—	4	—	—	4
Stock issued under restricted stock plan, net of forefeitures	337	34	(34)	—	—	—
Amortization of restricted stock and stock option plan compensation	—	—	400	—	—	400

Comprehensive income:
Foreign currency translation	—	—	—	—	64	64	64
Unrealized holding period gain	—	—	—	—	62	62	62

Net loss	—	—	—	(5,554)	—	(5,554)	(5,554)

Total comprehensive loss	—	—	—	—	—	—	$(5,428)

Balance at December 31, 2009	6,911	$691	$43,022	$(23,784)	$(667)	$19,262
Stock forfeited under restricted stock plan	(95)	(9)	9	—	—	—
Amortization of restricted stock and stock option plan compensation	—	—	324	—	—	324

Comprehensive income:
Foreign currency translation	—	—	—	—	(125)	(125)	(125)
Unrealized holding period loss	—	—	—	—	(32)	(32)	(32)

Net loss	—	—	—	(8,419)	—	(8,419)	(8,419)

Total comprehensive loss	—	—	—	—	—	—	$(8,576)

Balance at December 31, 2010	6,816	$682	$43,355	$(32,203)	$(824)	$11,010
Option exercises	107	11	—	—	—	11
Stock forfeited under restricted stock plan, net of stock issued	(28)	(3)	519	—	—	516
Amortization of restricted stock and stock option plan compensation	—	—	358	—	—	358

Comprehensive income:
Foreign currency translation	—	—	—	—	(28)	(28)	(28)
Unrealized holding period loss	—	—	—	—	(20)	(20)	(20)

Net loss	—	—	—	(505)	—	(505)	(505)

Total comprehensive loss	—	—	—	—	—	—	$(553)

Balance at December 31, 2011	6,895	$690	$44,232	$(32,708)	$(872)	$11,342

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(505)	$(8,419)	$(5,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Recovery of)/provision for uncollectible accounts and returns	(22)	12	27
Provision for excess and obsolete inventories	60	200	500
Depreciation and amortization	565	725	835
Amortization of stock-based compensation	358	324	400
Write-off of impaired capitalized software, property and equipment	—	29	173
Change in assets and liabilities:
Trade accounts receivable	1,914	204	(375)
Inventories	29	(146)	130
Prepaid expenses and other current assets	(51)	1,715	577
Other assets	312	(552)	10
Accounts payable, deferred revenue and accrued liabilities	(1,550)	(6)	1,728
Accrued compensation	(276)	(762)	305
Deferred lease obligations	(63)	(53)	295

Net cash provided by (used in) operating activities	771	(6,729)	(949)

Cash flows from investing activities:
Purchase of property and equipment	(205)	(47)	(182)
Purchase of capitalized software	(93)	(30)	(136)
Proceeds from the sale of marketable securities	7,878	6,640	8,269
Purchases of marketable securities	(6,249)	(2,950)	(6,372)

Net cash provided by investing activities	1,331	3,613	1,579

Cash flows from financing activities:
Borrowings under credit facility	10,500	7,500	14,000
Payments on credit facility	(10,500)	(7,500)	(14,000)
Proceeds from the exercise of stock options	527	—	4

Net cash provided by financing activities	527	—	4

Effect of exchange rate changes on cash and cash equivalents	69	(227)	98

Net increase (decrease) in cash and cash equivalents	2,698	(3,343)	732
Cash and cash equivalents at beginning of year	4,772	8,115	7,383

Cash and cash equivalents at end of year	$7,470	$4,772	$8,115

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$14	$—	$—
Interest paid	$30	$32	$7

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business: Founded in 1974, Interphase Corporation and its subsidiaries (“Interphase” or the “Company”), a diversified information and communications technology company, delivers embedded communications networking and computing solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for communications and enterprise markets. The Company also offers a comprehensive portfolio of desktop virtualization solutions. Interphase provides expert engineering design and electronics manufacturing services in addition to its commercial-off-the-shelf (COTS) portfolio of products. Interphase is headquartered in Plano, Texas, with sales offices in the United States and Europe. Clients include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Siemens Networks, Oracle, and Samsung. See Note 14 for information regarding the Company’s revenues related to North America and foreign regions.

Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to trade accounts receivable and prepaid expenses and other current assets in the 2010 consolidated balance sheet to conform to the 2011 presentation. This reclassification is not considered material to our consolidated financial statements.

Fair Value of Financial Instruments: Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company follows ASC 820 in its valuation of its marketable securities. ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 classifies the levels used to measure fair value into the following hierarchy:

1.	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 – Valuations based on one or more quoted prices in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs that are observable other than quoted prices for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

3.	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Cash and Cash Equivalents: The Company considers cash and temporary investments with original maturities of less than three months, as well as interest-bearing money market accounts, to be cash equivalents. The Company maintains cash balances at various financial institutions.

The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company maintains deposits in federally insured financial institutions in excess of the federally insured limits. However, as a result of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, all funds in a “noninterest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. As of December 31, 2011 and 2010, the Company had cash equivalents in an interest bearing account totaling $409,000 and $1.7 million, respectively, which are not protected by the FDIC insurance coverage. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the institution in which the account is held.

The financial institution holding the Company’s noninterest-bearing cash accounts is insured by the FDIC. At December 31, 2011 and 2010, the Company’s noninterest-bearing cash accounts did not exceed federally insured limits. From time to time, the Company has had cash in financial institutions in excess of federally insured limits or in interest bearing accounts.

Marketable Securities: The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets on the balance sheet. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive loss. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.

The fair values of our marketable securities were estimated using the market approach. As of December 31, 2011, the fair market value of marketable securities was $4.4 million, of which approximately $2.3 million matures in one year or less, and approximately $2.1 million matures after one year, but less than five years. As of December 31, 2010, the fair market value of marketable securities was $6.0 million, of which approximately $3.8 million matures in one year or less, and approximately $2.2 million matures after one year, but less than five years. The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2011 of $20,000. The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2010 of $32,000.

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2011			December 31, 2010

	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Agencies	Level 2	$—	$—	$—	$304	$1	$305
Asset Backed	Level 2	2,136	2	2,138	1,675	8	1,683
Corporate Bonds	Level 2	616	1	617	1,411	6	1,417
Municipal Bonds and US Treasuries	Level 2	1,600	—	1,600	2,590	10	2,600

Total		$4,352	$3	$4,355	$5,980	$25	$6,005

Accounts Receivable and Allowance for Doubtful Accounts: The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Management evaluates all accounts periodically and a reserve is established based on the best facts available to management. This reserve is also partially determined by using percentages applied to certain aged receivable categories based on historical results and is reevaluated and adjusted as additional information is received. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts.

The activity in this account was as follows (in thousands):

Year Ended December 31:	Balance at Beginning of Period	Charged to Expense	(Write-offs) Net of Recoveries	Balance at End of Period
2011	$23	$—	$(5)	$18
2010	$41	$—	$(18)	$23
2009	$113	$(16)	$(56)	$41

Allowance for Returns: The Company maintains an allowance for returns, based upon expected return rates, when such return rates are estimable. The estimates of expected return rates are generally a factor of historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2011, 2010 and 2009, the allowance for returns was $25,000, $47,000 and $35,000, respectively, and presented as a reduction to accounts receivable.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2011	2010
Raw Materials	$1,231	$1,236
Work-in-Process	214	384
Finished Goods	111	25

Total	$1,556	$1,645

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2011, 2010 and 2009 were $60,000, $200,000 and $500,000, respectively.

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

Year ended December 31:	Depreciation Expense
2011	$217
2010	$278
2009	$367

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3-5 years
Leasehold improvements	Term of the respective leases
Furniture and fixtures	3-10 years

Capitalized Software: Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company’s products as well as the general operations of the Company. Capitalized software is amortized over three to five years utilizing the straight-line method. Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:	Amortization Expense	Accumulated Amortization
2011	$348	$3,306
2010	$447	$2,945
2009	$468	$2,517

Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. There was no such writedown during 2011. Due to the restructuring activities taken in 2010, there was no future use associated with certain furniture and fixtures and computer equipment, which resulted in writedowns of these long-lived assets of approximately $29,000 during 2010. Due to the restructuring activities taken in 2009, there was no future use associated with certain software licenses, which resulted in writedowns of capitalized software of $175,000 during 2009. During 2010 and 2009, the writedowns were recorded in operating expense as part of the restructuring charge.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.” Product revenues and electronics manufacturing services revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue, other than electronics manufacturing services revenue, is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.

Our long-term engineering design services are typically provided on a fixed-fee basis. The revenues for such projects that require significant customization and integration are recognized using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If we are unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The Company had unbilled revenues of approximately $90,000 and $305,000 included in trade accounts receivable on the Company’s balance sheet at December 31, 2011 and 2010, respectively.

Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve of $35,000 and $80,000 at December 31, 2011 and 2010, respectively, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.

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

Interest Income, Net: Interest income from investments in securities and cash balances was approximately $46,000, $141,000 and $308,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense related to the Company’s credit facility was approximately $24,000, $39,000 and $7,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was approximately $6,000, $9,000 and $21,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Other Comprehensive Loss: Other comprehensive loss is presented on the Consolidated Statements of Shareholders’ Equity and is comprised of unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

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

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	2011	2010
Prepaid insurance	$124	$121
Prepaid rent	59	58
Prepaid maintenance contracts	47	37
Prepaid other	184	150

Total prepaid expenses and other current assets	$414	$366

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Reserve for uncertain tax position	$784	$720
Inventory receipts	227	94
Legal	45	151
Provision for restructuring	—	1,189
Accrued other	175	332

Total accrued liabilites	$1,231	$2,486

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

All derivative instruments are recorded as assets or liabilities, as applicable, on the accompanying consolidated balance sheets at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date. These derivative financial instruments do not meet the criteria to qualify as hedges. Changes in the market value of these contracts result in gains or losses recognized in other loss, net in the period of the change. We held no foreign exchange contracts at any point during the year ended December 31, 2011, and thus there was no related gain or loss. For the year ended December 31, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract. We held no foreign exchange contracts at any point during the year ended December 31, 2009, and thus there was no related gain or loss. At December 31, 2011 and 2010, there were no foreign exchange contracts outstanding.

5. CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At December 31, 2011 and December 31, 2010, the Company’s interest rate on the $3.5 million outstanding balance was 1.8%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of December 31, 2011 and 2010 is classified as long-term debt on the Company’s consolidated balance sheets. Subsequent to December 31, 2011 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid.

6. INCOME TAXES

The provision for income taxes applicable to operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States tax provision	$7	$—	$—
Foreign tax provision (benefit)	210	(637)	(1,102)

Total income tax provision (benefit)	$217	$(637)	$(1,102)

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2011 and 2010, are presented as follows (in thousands):

	Year ended December 31,
	2011	2010
Current deferred tax assets:

Inventories	$264	$654
Accounts receivable	6	8
Deferred revenue	57	25
Other accruals	287	284

Total current deferred tax assets	$614	$971

Noncurrent deferred tax assets:
Depreciation	$229	$161
Amortization	—	24
Other	251	196
Net operating loss carryforwards	14,862	14,445

Total noncurrent deferred tax assets	$15,342	$14,826

Valuation allowance for deferred tax assets	(15,956)	(15,797)

Deferred tax assets, net of valuation allowance	$—	$—

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

Concluding that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. The Company continues to maintain a valuation allowance on all of the net deferred tax assets at December 31, 2011 because management believes, after considering all available objective evidence, that the realization of the assets is not reasonably assured. Until an appropriate level of profitability is sustained, the Company expects to record a full valuation allowance on future tax benefits, except for those that may be generated in foreign jurisdictions.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Income tax benefit at statutory rate	$(98)	$(3,079)	$(2,263)
Benefit for French research and development tax credit	—	(1,125)	(1,582)
State provision	15	—	—
French permanent items	81	118	119
Foreign income inclusion	100	—	240
Adjustment to deferred tax assets	(38)	(169)	379
Other	(2)	5	6
Change in valuation allowance	159	3,613	1,999

Income tax provision (benefit)	$217	$(637)	$(1,102)

At December 31, 2011, the Company had approximately $43.6 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022. The federal net operating loss includes $3.6 million related to non-qualified stock option deductions. The Company also had state net operating losses of $4.5 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized. At December 31, 2011, the Company’s French subsidiary has a net research and development tax credit, generated in 2010, of approximately $288,000, classified as a non-current asset on the Company’s consolidated balance sheet. The Company expects to receive the refund for the research and development tax credit generated for the year ended December 31, 2010 in 2014 or to utilize it to offset future tax payments in advance of the refund. The Company no longer generates tax credits from French research and development activities as a result of the closure of our French operations at the end of 2010.

The earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to foreign tax credits) and withholding taxes, if applicable, payable to foreign countries.

At both December 31, 2011 and 2010, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2008 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (“NOL”) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.

The Company is also subject to income tax in France. At December 31, 2011, the Company had an uncertain tax position of approximately $784,000, of which $712,000 is related to a potential liability, $46,000 is related to possible interest, and $26,000 is related to a potential penalty. At December 31, 2010, the Company had an uncertain tax position of approximately $720,000, of which $661,000 is related to a potential liability, $28,000 is related to possible interest, and $31,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact in the amount of $784,000, resulting in a favorable impact on the effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The French income tax returns for the years ended December 31, 2008 and subsequent remain open for examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefit
Balance as of January 1, 2010	$771
Additions based on tax positions—current year	46
Additions based on tax positions—previous years	43
Reductions as a result of lapse of statute limitations	(82)
Effect of exchange rate changes	(58)

Balance as of December 31, 2010	$720

Additions based on tax positions—previous years	$185
Reductions as a result of lapse of statute limitations	(103)
Effect of exchange rate changes	(18)

Balance as of December 31, 2011	$784

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

Description	Severance & Fringe Benefits	Other Related Costs	Total
Restructuring charge	$3,181	$158	$3,339
Reclassification of restructuring charge, net of currency translation adjustments	(111)	111	—
Cash payments, net of currency translation adjustments, during quarter ended December 31, 2010	(2,057)	(93)	(2,150)
Cash payments, net of currency translation adjustments, during quarter ended March 31, 2011	(957)	(62)	(1,019)
Cash payments, net of currency translation adjustments, during quarter ended June 30, 2011	(27)	(114)	(141)
Cash payments, net of currency translation adjustments, during quarter ended September 30, 2011	(10)	—	(10)
Cash payments, net of currency translation adjustments, during quarter ended December 31, 2011	(19)	—	(19)

Remaining liability as of December 31, 2011	$—	$—	$—

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2011	2010	2009
Basic loss per share:
Net loss	$(505)	$(8,419)	$(5,554)
Weighted average common shares outstanding	6,857	6,839	6,899
Basic loss per share	$(0.07)	$(1.23)	$(0.81)

Diluted loss per share:
Net loss	$(505)	$(8,419)	$(5,554)
Weighted average common shares outstanding	6,857	6,839	6,899
Dilutive stock options and restricted stock	—	—	—

Weighted average common shares outstanding—assuming dilution	6,857	6,839	6,899

Diluted loss per share	$(0.07)	$(1.23)	$(0.81)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive
	704	1,371	1,494

9. COMMON STOCK

2004 Long-Term Stock Incentive Plan: The Interphase Corporation Amended and Restated Stock Option Plan and the Interphase Corporation Directors Stock Option Plan have been collectively amended and restated as the “Interphase Corporation 2004 Long-Term Stock Incentive Plan,” effective May 5, 2004. Options granted under the separate plans prior to the effective date of the amended and restated plan shall be subject to the terms and conditions of the separate plans in effect with respect to such options prior to the effective date, and awards granted after the effective date shall be subject to the terms and conditions of the 2004 Long-Term Stock Incentive Plan. Awards granted under this plan may be (a) incentive stock options, (b) non-qualified stock options, (c) bonus stock awards, (d) stock appreciation rights, (e) performance share awards and performance unit awards, (f) phantom stock awards, and (g) any other type of award established by the Compensation Committee which is consistent with the Plan’s purposes, as designated at the time of grant. The total amount of Common Stock with respect to which awards may be granted under the Plan is 5,250,000 shares. The Company issues new shares upon exercise of stock options.

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

France Stock Option Sub-Plan: This plan was adopted in 2000 for the benefit of the Company’s former employees located in France. This plan authorizes the issuance of options to purchase common stock of the Company at prices at least equal to the fair market value of the common stock on the date of the grant. Unless otherwise decided at the sole discretion of the Board, the options vest (i) 75% after the expiration of a two-year period from the date of grant and (ii) 25% after the expiration of a three-year period from the date of grant. Except for the events provided under the French tax code, the shares cannot be sold or otherwise disposed of for a period of four years from the date of grant. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months following termination of employment except in the event of death or disability, as defined.

Amended and Restated Director Stock Option Plan: Stock option grants pursuant to the directors’ plan will vest in one year and have a term of ten years. The exercise prices related to these options are equal to the market value of the Company’s stock on the date of grant.

Stock Options: During 2011, the Company issued 219,500 stock options that vest over a one to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.05. During 2010, the Company issued 272,200 stock options that vest over a three to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $1.74. Compensation expense related to these stock options was approximately $162,000 and $39,000 for the years ended December 31, 2011 and 2010, respectively. The Company did not recognize any compensation expense related to stock options in 2009.

During 2011, the Company issued 150,500 stock options with performance-based conditions through the year ended December 31, 2015, the achievement of which would result in vesting in February 2016. The weighted average exercise price of these stock options is $4.32. During 2010, the Company issued 171,000 stock options with performance-based conditions through the year end December 31, 2014, the achievement of which would result in vesting in February 2015. The weighted average exercise price of these stock options is $1.66. During 2009, the Company issued 100,000 stock options with performance-based conditions through the year ended December 31, 2010, but the performance conditions were not satisfied and the stock options were cancelled in February 2011. The weighted average exercise price of these stock options was $2.55. All stock options with performance-based conditions expire ten years from the date of grant. Of the stock options outstanding at December 31, 2011, 309,000 are subject to the achievement of certain performance conditions. The performance conditions related to 7,000 stock options were deemed probable during 2011. Compensation expense related to performance-based stock options was approximately $9,000 for the year ended December 31, 2011. The performance conditions related to the remaining stock options were not deemed probable at December 31, 2011; therefore, no compensation expense related to these options has been recorded in 2011. The Company did not recognize any compensation expense related to performance-based stock options during 2010 or 2009 as the performance conditions were not deemed probable.

The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Balance, December 31, 2008	1,634	$9.65	$—

Granted	100	2.55
Exercised	(1)	4.12
Canceled	(283)	14.81

Balance, December 31, 2009	1,450	8.16	—

Granted	443	1.71
Exercised	—	N/A
Canceled	(423)	12.42

Balance, December 31, 2010	1,470	5.00	—

Granted	370	2.98
Exercised	(107)	4.92
Canceled	(401)	5.77

Balance, December 31, 2011	1,332	4.21	1,724

Exercisable at December 31, 2011	654	$6.13	$220

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2011 (in thousands, except option prices):

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price
$1.36 - $4.18	717	8.97	$2.12	81	$1.79
$4.19 - $8.35	470	1.66	5.34	428	5.34
$8.36 - $11.45	145	2.24	10.89	145	10.89

Total	1,332	5.65	$4.21	654	$6.13

Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	2011	2010	2009
Weighted average risk free interest rates	3.01%	2.84%	3.55%
Weighted Average life (in years)	10	10	10
Volatility	64.81%	63.37%	67.72%
Expected dividend yield	—	—	—
Weighted average grant-date fair value per share of options granted	$2.20	$1.24	$1.95

Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2011, the Company issued 72,000 restricted stock shares granted at a market price of $4.41. There were no shares of restricted stock issued during 2010. During 2009, the Company issued 390,500 restricted stock shares granted at market prices ranging from $1.82 to $2.10. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was approximately $188,000, $285,000 and $400,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there is approximately $479,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2010, there was approximately $566,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.2 years. The following summarizes the restricted stock activity for 2011 and 2010 (in thousands, except weighted average grant date value):

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2009	484	$2.84
Granted	—	N/A
Vested	(69)	5.26
Cancelled/Forfeited	(96)	2.15

Nonvested restricted stock at December 31, 2010	319	$2.52

Granted	72	$4.41
Vested	(65)	4.63
Cancelled/Forfeited	(100)	2.17

Nonvested restricted stock at December 31, 2011	226	$2.67

Shareholder Rights Plan: The Board of Directors adopted a Shareholder Rights Plan and, under the Plan, declared a (non-taxable) dividend, paid at the close of business on August 9, 2011 (the “Record Date”), of one common share purchase right (a “Right”) for each outstanding share of Common Stock. From the Record Date until the Rights become exercisable, the Rights will be attached to all outstanding shares of Common Stock and, therefore, will be represented by the certificates evidencing the shares of Common Stock and transferrable only with the shares of Common Stock. A Right will be exercisable, upon certain conditions, to purchase one share of Common Stock from the Company at a price of $39, subject to adjustment. The Rights will become exercisable, and separate from the shares of Common Stock, upon the earlier of:

(1)	ten business days following the date of the first public announcement (the “Stock Acquisition Date”) that a person or a group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (an “Acquiring Person”), or

(2)	ten business days (or such later date as the Board of Directors may determine) following the commencement of a tender or exchange offer that, if consummated, would result in a person or group of persons becoming an Acquiring Person.

Upon a Stock Acquisition Date, each holder of a Right (other than an Acquiring Person) will be entitled to receive, upon exercise of the Right, shares of Common Stock at a 50% discount. Also, if, at any time following a Stock Acquisition Date, the Company is acquired in a merger or business combination and its Common Stock is exchanged or converted, or if 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, then each holder of a Right (other than an Acquiring Person) will be entitled to receive, upon exercise of the Right, shares of the acquirer’s common stock at a 50% discount. Further, at any time after a person or group of persons becomes an Acquiring Person, but before any person or group of persons becomes the beneficial owner of 50% or more of the outstanding shares of Common Stock, the Company may cause each exercisable Right to be exchanged for one share of Common Stock. The Rights will expire at the close of business on July 29, 2021, or such other date as the Board of Directors may determine under certain circumstances. The Board of Directors may terminate the Plan or cause the Company to redeem the Rights, at a price of $0.001 per Right, at any time before the earlier of a Stock Acquisition Date or the expiration of the Rights. The Company has reserved 90,315,210 shares of Common Stock for possible issuance upon exercise of Rights under the Plan.

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011, 2010 and 2009, the Company had no related party transactions.

11. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and the Company matches 50% up to 6% of the employee’s contributions, up to a maximum of $7,350 per employee for the year ended December 31, 2011. The total expense under this plan was $208,000, $339,000 and $400,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company offers no post-retirement or post-employment benefits to its employees.

12. OTHER FINANCIAL INFORMATION

Major Customers: During 2011, sales to Nokia Siemens Networks and Alcatel-Lucent were $6.7 million (or 31%) and $4.6 million (or 21%), respectively, of the Company’s consolidated revenues. During 2010, sales to Alcatel-Lucent and Nokia Siemens Networks were $5.1 million (or 28%) and $2.9 million (or 16%), respectively, of the Company’s consolidated revenues. During 2009, sales to Alcatel-Lucent, Emerson and Nokia Siemens Networks were $6.7 million (or 26%), $5.0 million or 20% and $4.8 million or (19%), respectively, of the Company’s consolidated revenues. No other customers individually accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2011, was approximately $786,000 and $734,000 due from Alcatel-Lucent and Nokia Siemens Networks, respectively. Included in accounts receivable at December 31, 2010, was approximately $1.3 million, $660,000 and $585,000, due from Alcatel-Lucent, Samsung and Nokia Siemens Networks, respectively. No other customers individually accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under non-cancelable operating leases with the longest terms extending to March 2014. The Company leases its phone system under a non-cancelable operating lease extending to October 2014. Certain of the leases contain escalation clauses over their respective terms. Rent expense related to these leases is recorded on a straight-line basis with the difference between rent expense recognized and cash payments made recorded as deferred rent, a component of accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2011, operating lease commitments having non-cancelable terms of more than one year are as follows (in thousands):

$000,000
Year ending December 31:
2012	$619
2013	$630
2014	$133
2015	$—
Thereafter	$—

Total rent expense for operating leases was as follows (in thousands):

$000,000
Year ending December 31:
2011	$630
2010	$794
2009	$826

As of December 31, 2011, the Company had approximately $160,000 of non-cancelable purchase commitments for materials, hardware and product tooling as part of the normal course of business.

Contingencies: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 7 in the Notes to the consolidated financial statements for more information regarding the restructuring plan. The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.0 million at December 31, 2011, related to these claims. The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.

On April 7, 2011, Interphase was named as one of the defendants in a lawsuit filed by Mosaid Technologies (“Mosaid”) pending in the United States District Court for the Eastern District of Texas. The complaint includes allegations that Interphase has infringed and is still infringing upon a certain registered U.S. patent to which Mosaid has enforcement rights. The sole infringement allegation directed at Interphase appears to concern communications controller chips that Interphase purchases (indirectly) from Freescale Semiconductor, Inc. (“Freescale”), another defendant in the infringement allegation, which are used in several of Interphase’s products.

The complaint requests a judgment that Mosaid’s patents have been and are being infringed upon and, accordingly, an award of an unspecified amount of damages, plus interest and costs, as well as injunctive relief and any other remedies available under law. Because the complaint claims the alleged infringing conduct is willful, it also requests treble damages and attorneys’ fees under the applicable U.S. patent statute.

Interphase does not know if there is any merit to Mosaid’s allegations. Nevertheless, Interphase intends, and understands that Freescale intends, to vigorously defend the allegations; and to the extent that the infringement claim relates to the Freescale chips used in Interphase’s products, Freescale will also defend Interphase and indemnify Interphase against damages in the lawsuit.

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The Company’s adoption of this update is not expected to have a material impact on the consolidated financial statements, as it only requires a change in the format of presentation.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The Company’s adoption of this update is not expected to have a material impact on the consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company’s adoption of this update is not expected to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. This ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The Company adopted and prospectively applied the provisions of this standard beginning January 1, 2011. The adoption of this standard did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” to amend certain guidance in FASB ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements.” The amended guidance in ASC 605-25 modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered items and eliminates the use of the residual method of allocation. Instead, the amended guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company elected early application of ASC 605-25 and it was effective on January 1, 2010. The adoption of this standard did not have a material impact on the consolidated financial statements.

14. SEGMENT DATA

The Company is principally engaged in delivering embedded communications networking and computing solutions for LTE and WiMAX, interworking gateways, packet processing, network connectivity, and security for key applications for the communications and enterprise markets. Except for revenue performance, which is monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to have only a single reporting segment.

Geographic long lived assets, determined by physical location, and revenue, determined by location of the customer, related to North America and foreign regions as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	$000,000	$000,000
Long Lived Assets	2011	2010
North America	$594	$771
Europe	—	128

Total	$594	$899

	$000,000	$000,000	$000,000
Revenues	2011	2010	2009
Pacific Rim	$7,679	$6,458	$10,812
North America	7,608	6,559	7,490
Europe	6,706	5,190	7,283

Total	$21,993	$18,207	$25,585

Additional information regarding revenues by product-line is as follows (in thousands):

	$000,000	$000,000	$000,000
Product Revenues	2011	2010	2009
Telecommunications	$17,771	$15,104	$22,742
Services	2,469	1,392	1,760
Enterprise	1,591	1,553	806
Other	162	158	277

Total	$21,993	$18,207	$25,585

15. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2011 (unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$6,688	$6,177	$5,521	$3,607
Gross margin	3,252	3,247	2,595	1,437
Income (loss) before income tax	239	332	90	(949)
Net income (loss)	231	317	59	(1,112)
Net income (loss) per share:
Basic EPS	$0.03	$0.05	$0.01	$(0.16)

Diluted EPS	$0.03	$0.04	$0.01	$(0.16)

Quarterly results of operations for 2010 (unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$3,759	$3,858	$4,770	$5,820
Gross margin	1,859	1,781	2,331	3,216
(Loss) income before income tax	(2,530)	(2,222)	(4,666)	362
Net (loss) income	(2,363)	(2,211)	(4,292)	447
Net (loss) income per share:
Basic EPS	$(0.34)	$(0.32)	$(0.63)	$0.07

Diluted EPS	$(0.34)	$(0.32)	$(0.63)	$0.06

Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted income (loss) per common share for the applicable year.

INDEX TO EXHIBITS

Exhibits
3 (a)	Certificate of Incorporation of the registrant and all amendments. (10)

3 (b)	Amended and Restated Bylaws of the registrant. (1)

4 (a)	Rights Agreement dated as of July 29, 2011 by and between the Company and Computershare Trust Company N.A., as Rights Agent. (11)

10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (2)

10 (b)	Second Amendment to lease on Facility at Parkway Center, Phase I, Plano, Texas. (3)

10 (c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (4)

10 (d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (5)

10 (e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (6)

10 (f)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(7)

10 (g)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated December 30, 2008. *(7)

10 (h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(7)

10 (i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(7)

10 (j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Marc E. DeVinney, dated December 30, 2008. *(7)

10 (k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(7)

10 (l)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008. *(8)

10 (m)	Interphase Corporation 2004 Long-Term Stock Incentive Plan. *(9)

10 (n)	Form of Indemnification Agreement with directors and officers of the registrant. *(12)

21 (a)	Subsidiaries of the Registrant. (13)

23 (a)	Consent of Independent Registered Public Accounting Firm. (13)

31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (13)

31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (13)

32 (a)	Section 1350 Certification. (13)

32 (b)	Section 1350 Certification. (13)

101.INS	XBRL Instance Document. (14)

101.SCH	XBRL Taxonomy Extension Schema Document. (14)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (14)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (14)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (14)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (14)

E-1

(1)	Filed as an exhibit to Form 8-K on July 31, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
(7)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.
(8)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to Schedule 14A on March 31, 2004 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K on August 2, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to Form 8-K on November 1, 2011, and incorporated herein by reference.
(13)	Filed herewith.
(14)	Furnished electronically herewith, but (in accordance with Rule 406T of Regulation S-T) not deemed “filed”.
*	Management contract or compensatory plan or arrangement.

E-2