Form 10-Q
period 2012-03-31
INTERPHASE CORP
filed 2012-05-09
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, shares of common stock outstanding totaled 6,985,085.

INTERPHASE CORPORATION

Index to Form 10-Q
Quarterly Period Ended March 31, 2012

PART I
FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$6,297	$7,470
Marketable securities	4,435	4,355
Trade accounts receivable, less allowances of $41 and $43, respectively	3,352	2,998
Inventories	1,872	1,556
Prepaid expenses and other current assets	510	414
Total current assets	16,466	16,793

Machinery and equipment	5,996	6,233
Leasehold improvements	332	327
Furniture and fixtures	400	400
	6,728	6,960
Less-accumulated depreciation and amortization	(6,335)	(6,591)
Total property and equipment, net	393	369

Capitalized software, net	192	225
Other assets	408	431
Total assets	$17,459	$17,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,515	$1,008
Deferred revenue	103	164
Accrued liabilities	953	1,231
Accrued compensation	160	393
Total current liabilities	2,731	2,796

Deferred lease obligations	163	180
Long-term debt	3,500	3,500
Total liabilities	6,394	6,476

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,924,960 and 6,895,085 shares issued and outstanding, respectively	692	690
Additional paid in capital	44,889	44,232
Retained deficit	(33,637)	(32,708)
Cumulative other comprehensive loss	(879)	(872)
Total shareholders' equity	11,065	11,342
Total liabilities and shareholders' equity	$17,459	$17,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Product	$3,233	$6,323
Service	781	365
Total revenues	4,014	6,688
Cost of sales:
Product	1,618	3,137
Service	547	299
Total cost of sales	2,165	3,436
Gross margin	1,849	3,252

Research and development	932	1,032
Sales and marketing	914	1,004
General and administrative	940	985
Total operating expenses	2,786	3,021
(Loss) income from operations	(937)	231

Interest income, net	9	3
Other (loss) income, net	(5)	5
(Loss) income before income tax	(933)	239

Income tax (benefit) expense	(4)	8
Net (loss) income	$(929)	$231

Net (loss) income per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net (loss) income	$(929)	$231
Other comprehensive loss:
Foreign currency translation adjustment	(10)	(44)
Unrealized holding gain (loss) arising during period, net of tax	3	(13)
Other comprehensive loss	(7)	(57)
Comprehensive (loss) income	$(936)	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(929)	$231
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Recovery of)/provision for uncollectible accounts and returns	(2)	18
Provision for excess and obsolete inventories	25	-
Depreciation and amortization	135	145
Amortization of stock-based compensation	151	91
Change in assets and liabilities:
Trade accounts receivable	(352)	(1,396)
Inventories	(341)	115
Prepaid expenses and other current assets	(93)	(549)
Other assets	34	128
Accounts payable, deferred revenue and accrued liabilities	143	(430)
Accrued compensation	(233)	71
Deferred lease obligations	(17)	(14)
Net cash used in operating activities	(1,479)	(1,590)

Cash flows from investing activities:
Purchase of property and equipment	(77)	(53)
Purchase of capitalized software	(49)	(6)
Proceeds from the sale of marketable securities	1,980	3,441
Purchase of marketable securities	(2,056)	-
Net cash (used in) provided by investing activities	(202)	3,382

Cash flows from financing activities:
Borrowings under credit facility	3,500	-
Payments on credit facility	(3,500)	-
Proceeds from the exercise of stock options	508	442
Net cash provided by financing activities	508	442

Effect of exchange rate changes on cash and cash equivalents	-	51

Net (decrease) increase in cash and cash equivalents	(1,173)	2,285
Cash and cash equivalents at beginning of period	7,470	4,772
Cash and cash equivalents at end of period	$6,297	$7,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  -  BASIS OF PRESENTATION

Interphase Corporation and its subsidiaries (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services.  The Company is known in the industry as a premier provider of solutions for connectivity, interworking, and packet processing.  Clients of the Company’s communications networking products include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Siemens Networks, Oracle, and Samsung.  Interphase recently expanded its business to include electronic manufacturing services and electronic engineering design services. With the recent introduction of the clouDevice™ and penveu™ product lines, the Company also now provides desktop virtualization and embedded computer vision technology solutions, targeted at the enterprise and education technology markets.  The Company, founded in 1974, is headquartered in Plano, Texas, with manufacturing facilities in Carrollton, Texas, and sales offices throughout the Americas and Europe.  See Note 10 for information regarding the Company’s revenues related to North America and foreign regions.

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made.  All such adjustments are of a normal, recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011.

NOTE 2.  - STOCK-BASED COMPENSATION

Stock Options: During the three months ended March 31, 2012, the Company issued 67,000 stock options that vest over a one to four year period and expire ten years from date of grant.  The weighted average exercise price of these stock options is $4.80.  During the three months ended March 31, 2011, the Company issued 204,500 stock options that vest over a three to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $1.83.  Compensation expense related to these stock options was approximately $73,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company also issued 448,000 stock options with performance-based vesting conditions for the years ended December 31, 2012, 2013, 2014, and 2015, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, and 2016, respectively. The weighted average exercise price of these stock options is $4.76.  During the three months ended March 31, 2011, the Company issued no stock options with performance-based vesting conditions.  All stock options with performance-based conditions expire ten years from date of grant.  Of the stock options outstanding at March 31, 2012, 680,300 are subject to the achievement of certain performance conditions.  The performance conditions related to approximately 14,000 of these stock options were deemed probable as of March 31, 2012.  Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $45,000 and $11,000 for the three months ended March 31, 2012 and 2011, respectively.  The performance conditions related to the remaining options were not deemed probable at March 31, 2012; therefore no compensation expense related to these options has been recorded.

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2012 and 2011 is 3.07 years and 1.64 years, respectively.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2011	1,332,473	$4.21
Granted	515,000	4.77
Exercised	(101,540)	5.01
Canceled	(116,700)	3.80
Balance, March 31, 2012	1,629,233	$4.37

Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended
	March 31, 2012	March 31, 2011
Weighted average risk free interest rates	1.93%	3.62%
Weighted average life (in years)	10	10
Volatility	65.86%	63.62%
Expected dividend yield	-	-
Weighted average grant-date fair value per share of options granted	$3.47	$1.36

Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient.  Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares.  Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the three months ended March 31, 2012 or 2011.  Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods.  Compensation expense related to restricted stock was approximately $33,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was approximately $316,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.7 years.  As of December 31, 2011, there was approximately $479,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.0 years.  The following table summarizes the restricted stock activity for the first quarter of 2012:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2011	225,941	$2.67
Granted	-	-
Vested	(27,570)	2.83
Cancelled/Forfeited	(71,665)	1.82
Nonvested restricted stock at March 31, 2012	126,706	$3.12

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3.  -  MARKETABLE SECURITIES

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The Company follows ASC 820 in its valuation of its marketable securities.  ASC 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 classifies the levels used to measure fair value into the following hierarchy:

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

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2012			December 31, 2011
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Asset Backed	Level 2	$1,908	$5	$1,913	$2,136	$2	$2,138
Corporate Bonds	Level 2	621	1	622	616	1	617
US Treasuries	Level 2	1,900	-	1,900	1,600	-	1,600
Total		$4,429	$6	$4,435	$4,352	$3	$4,355

NOTE 4.  -  INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead.  Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw Materials	$1,482	$1,231
Work-in-Process	288	214
Finished Goods	102	111
Total	$1,872	$1,556

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products.  Future events may cause significant fluctuations in the Company’s operating results.  Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market.  Writedowns during the three months ended March 31, 2012 were $25,000.  There were no writedowns during the three months ended March 31, 2011.

NOTE 5.  -  INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized.  Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.  The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented.  Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.  The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2012 and 2011.

NOTE 6.  -  RESTRUCTURING CHARGE

On September 30, 2010, the Company initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions.  Under the 2010 restructuring plan, the Company reduced its worldwide work force by 39 employees, including the closure of its European engineering and support center located in Chaville, France.  As a result of the 2010 restructuring plan, the Company recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs.  Cash payments, net of currency translation adjustments, during the quarter ended March 31, 2011 were approximately $1.0 million.  The remaining liability as of March 31, 2011 was approximately $170,000.  These amounts were paid out under the restructuring plan by the end of 2011.

NOTE 7.  -  CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013.  The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement.  At March 31, 2012 and December 31, 2011, the Company’s interest rate on the $3.5 million outstanding balance was 2.1% and 1.8%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  All borrowings under this facility are secured by marketable securities.  The outstanding balance of $3.5 million as of March 31, 2012 and December 31, 2011 is classified as long-term debt on the Company’s condensed consolidated balance sheets.  Subsequent to March 31, 2012 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8.  -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Basic net (loss) income per share:
Net (loss) income	$(929)	$231
Weighted average common shares outstanding	6,914	6,787
Basic net (loss) income per share	$(0.13)	$0.03

Diluted net (loss) income per share:
Net (loss) income	$(929)	$231
Weighted average common shares outstanding	6,914	6,787
Dilutive stock options	-	124
Weighted average common shares outstanding – assuming dilution	6,914	6,911
Diluted net (loss) income per share	$(0.13)	$0.03
Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	782	978

NOTE 9.  -  SHAREHOLDERS’ EQUITY

The Board of Directors adopted a Shareholder Rights Plan (the “Plan”) and, under the Plan, declared a non-taxable dividend, paid at the close of business on August 9, 2011 (the “Record Date”), of one common share purchase right (a “Right”) for each outstanding share of Common Stock.  From the Record Date until the Rights become exercisable, the Rights will be attached to all outstanding shares of Common Stock and, therefore, will be represented by the certificates evidencing the shares of Common Stock and transferrable only with the shares of Common Stock.  A Right will be exercisable, upon certain conditions, to purchase one share of Common Stock from the Company at a price of $39, subject to adjustment.  The Rights will become exercisable, and separate from the shares of Common Stock, upon the earlier of:

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10.  -  SEGMENT INFORMATION

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
North America	$1,799	$1,698
Pacific Rim	1,563	2,027
Europe	652	2,963
Total	$4,014	$6,688

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Product Revenues:
Telecommunications	$3,107	$5,459
Services	781	365
Enterprise	103	840
Other	23	24
Total	$4,014	$6,688

NOTE 11.  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This ASU deferred the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements.  Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements.  This ASU also defers the requirement to report reclassification adjustments in interim periods.  This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively.  The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  Early application is not permitted.  The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

Revenue

Total revenue decreased 40% to $4.0 million for the three months ended March 31, 2012, compared to $6.7 million for the same period in the prior year.  Our telecommunications product revenue decreased to $3.1 million for the three months ended March 31, 2012, compared to $5.5 million in the comparable period in the prior year.  This decrease was primarily driven by two equal factors.  First, the slowdown in telecommunications equipment spending worldwide has had a negative impact on our major customers and has impacted their purchase volume from us.  Second, we experienced significantly reduced sales of a product where the primary customer has delayed, until the second half of 2012, the launch of their product.  Our services revenues increased to $781,000 for the three months ended March 31, 2012, compared to $365,000 for the same period in the previous year, because of increased electronic engineering design services and, to a lesser degree, increases in electronic contract manufacturing services.  As expected, our enterprise product revenue decreased to $103,000 for the first quarter of 2012 compared to $840,000 for the same period in the previous year because the major customer roll-out driving this product line has been completed.  All other revenues were flat at $23,000, compared to $24,000 in the comparable period last year.

During the first quarter of 2012, sales to two customers individually accounted for approximately 37% and 16% of total revenues, respectively.  During the first quarter of 2011, sales to three customers individually accounted for approximately 31%, 23%, and 13% of total revenues, respectively.  No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at March 31, 2012 was $1.3 million and $663,000 due from Alcatel-Lucent and Nokia Siemens Networks, respectively.  Included in accounts receivable at December 31, 2011 was approximately $786,000 and $734,000, due from Alcatel-Lucent and Nokia Siemens Networks, respectively.  No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 46% and 49% for the three months ended March 31, 2012 and 2011, respectively.  The decrease in gross margin percentage in the first quarter of 2012 compared to the same period in the prior year was primarily due to decreased utilization of our manufacturing facility, partially offset by a shift in product mix toward higher margin products and services.  We believe that pricing pressures in the industry and our anticipated future product mix may further reduce our gross margin percentage in future periods.

Research and Development

Our investment in the development of new products through research and development was $932,000 for the first quarter of 2012 compared to $1.0 million for the first quarter of 2011. During the quarter, there was an increase in professional services activity, specifically electronic engineering design services, which resulted in an increase in services revenues.  Engineering costs associated with these activities generate revenue; the related expenses are recorded as cost of sales rather than research and development operating expenses thus causing the primary decrease in research and development expenses during the quarter.

As a percentage of revenue, research and development expenses were approximately 23% in the first quarter of 2012 compared to approximately 15% for the same period in the prior year.  The increase in research and development expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than research and development expenses.  We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $914,000 and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in sales and marketing expense was primarily due a decrease in headcount related expenses, partially offset by an increase in marketing activities related to the launch of our new product, penveu™.  As a percentage of revenue, sales and marketing expenses were approximately 23% in the first quarter of 2012, compared to approximately 15% for the same period in the prior year.  The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expenses.  We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $940,000 and $985,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease in general and administrative expenses was primarily due to a decrease in variable compensation expense, partially offset by an increase in legal services expense.  As a percentage of revenue, general and administrative expenses were approximately 23% in the first quarter 2012 and 15% for the same period in the prior year.  The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expenses. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Interest Income, Net

Interest income, net of interest expense, increased to $9,000 for the three months ended March 31, 2012 from $3,000 in the comparable period in the prior year.

Other (Loss) Income, Net

Other loss, net was $5,000 for the three months ended March 31, 2012.  Other income, net was $5,000 for the three months ended March 31, 2011.

Income Taxes

Our tax benefit rate was 0.4% for the three months ended March 31, 2012, compared to a tax expense rate of 3.3% for the three months ended March 31, 2011.  The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2012 and March 31, 2011.  The tax benefit and tax expense in the periods presented primarily relates to tax in a foreign jurisdiction.

Net (Loss) Income

We reported a net loss of $929,000 for the three months ended March 31, 2012 and net income of $231,000 for the three months ended March 31, 2011.  Basic loss per share for the three months ended March 31, 2012 was ($0.13).  Basic and diluted earnings per share for the three months ended March 31, 2011 was $0.03.

Recently Announced Product

On April 18, 2012 we announced the debut of penveuTM.  penveu is a handheld device that enhances the functionality of installed projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system.  Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration.  penveu is targeted at the education and enterprise markets.  An independent source estimates the interactive whiteboard market to grow to approximately $1.8 billion in revenue in 2012.  However, penveu also has the unique ability to turn the estimated over 80 million projectors and 10 million large screen displays that are currently installed worldwide into interactive display devices.  The retail price of penveu will be less than 25% of the average price of a typical interactive whiteboard and, unlike an interactive whiteboard, penveu will not require the time and expense of installation.  We anticipate that penveu, which will be offered and sold through our website, other on-line retailers, and catalogs, will first be available in July 2012.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased approximately $1.2 million for the three months ended March 31, 2012.  Cash and cash equivalents increased approximately $2.3 million for the three months ended March 31, 2011.

Operating Activities

Trends in cash flows from operating activities for the three months ended March 31, 2012 and 2011 are generally similar to the trends in our earnings except for the (recovery of)/provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation.  Cash used in operating activities totaled $1.5 million for the three months ended March 31, 2012, compared to net loss of $929,000.  Provision for uncollectible accounts and returns decreased $20,000 for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the lower accounts receivable balance.  Provision for excess and obsolete inventories increased $25,000 for the three months ended March 31, 2012, compared to the same period in 2011. Depreciation and amortization decreased $10,000 for the three months ended March 31, 2012, compared to the same period in 2011.  Amortization of stock-based compensation increased $60,000 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 primarily due to stock options issued during the first quarter of 2012. See Note 2 in the notes to condensed consolidated financial statements for more information on stock-based compensation.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments.  Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled approximately $202,000 and cash provided by investing activities totaled $3.4 million for the three months ended March 31, 2012 and 2011, respectively. Cash used in or provided by investing activities in each of the periods related principally to our investments in marketable securities, offset by additions to property and equipment and capitalized software purchases.  Additions to property and equipment and capitalized software were $126,000 for the three months ended March 31, 2012, compared to $59,000 for the three months ended March 31, 2011.  The additions for the three months ended March 31, 2012 primarily related to software and equipment purchases for our newly announced product, penveu™, and equipment purchases for our manufacturing function.  The additions for the three months ended March 31, 2011 primarily related to equipment purchases for our manufacturing, engineering and administrative functions.  Purchases of marketable securities were $2.1 million for the three months ended March 31, 2012. There were no purchases of marketable securities for the three months ended March 31, 2011.  Proceeds from the sale of marketable securities decreased to $2.0 million for the three months ended March 31, 2012, compared to $3.4 million for the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities totaled $508,000 for the three months ended March 31, 2012, consisting solely of proceeds from the exercise of stock options.  Net cash provided by financing activities totaled $442,000 for the three months ended March 31, 2011, also consisting solely of proceeds from the exercise of stock options.

Restructuring Charge

On September 30, 2010, we initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions.  Under the 2010 restructuring plan, we reduced our worldwide work force by 39 employees, including the closure of our European engineering and support center located in Chaville, France.  As a result of the 2010 restructuring plan, we recorded a restructuring charge of approximately $3.3 million classified as an operating expense in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs.  Cash payments, net of currency translation adjustments, during the quarter ended March 31, 2011 were approximately $1.0 million.  The remaining liability as of March 31, 2011 was approximately $170,000.  These amounts were paid out under the restructuring plan by the end of 2011.

Commitments

At March 31, 2012, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2012 are estimated at approximately $265,000, a significant portion of which relates to enhancements to our manufacturing equipment and tools.  At March 31, 2012, we had $19,000 of non-cancelable purchase commitments for product tooling as part of the normal course of business.  Our significant long-term obligations are operating leases on facilities and our phone system and future debt payments.  We have not paid any dividends since our inception and do not anticipate paying any dividends in 2012.

Other

Management believes that borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt service.  To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

See Note 11 in the notes to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies.  The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations.  The Euro to U.S. Dollar translation accounted for charges of approximately $11,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.  This risk was significantly reduced due to the closure of our French operations at the end of 2010.

Market Price Risk

We had no equity hedge contracts outstanding as of March 31, 2012 or December 31, 2011.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2012.  This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2012.  Actual results may differ materially.  The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2011.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement.  The interest rate on the borrowings under the revolving credit facility was 2.1% and 1.8% at March 31, 2012 and December 31, 2011, respectively.  The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $17,500.  All borrowings under this facility are secured by marketable securities.  Subsequent to March 31, 2012 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to.  From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees.  However, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

French Restructuring Litigation:  Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS.  The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France.  The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010.  See Note 6 in the notes to the condensed consolidated financial statements for more information regarding the restructuring plan.  The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.1 million at March 31, 2012, related to these claims.  The Company believes that the Plaintiffs’ claims are without merit and plans to vigorously defend itself in this lawsuit.

On March 22, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of twenty-three of the twenty-five former employees.  A decision from the Court is expected on or around May 31, 2012.

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

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

None.

Item 5.   OTHER INFORMATION

None.

Item 6.                                EXHIBITS

Exhibits

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32 (a)	Section 1350 Certification of Chief Executive Officer.
32 (b)	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
____________________________________________________________________________________

* Furnished electronically herewith, but (in accordance with Rule 406T of Regulation S-T) not deemed “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION (Registrant)
Date: May 9, 2012	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary, Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)