Form 10-Q
period 2012-09-30
INTERPHASE CORP
filed 2012-11-08
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                     .

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

As of October 31, 2012, shares of common stock outstanding totaled 7,000,010.

INTERPHASE CORPORATION

Index to Form 10-Q
Quarterly Period Ended September 30, 2012

PART I
FINANCIAL INFORMATION

Item 1.               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,655	$7,470
Marketable securities	4,601	4,355
Trade accounts receivable, less allowances of $35 and $43, respectively	2,507	2,998
Inventories	2,443	1,556
Prepaid expenses and other current assets	424	414
Total current assets	14,630	16,793

Machinery and equipment	6,033	6,233
Leasehold improvements	332	327
Furniture and fixtures	400	400
	6,765	6,960
Less-accumulated depreciation and amortization	(6,397)	(6,591)
Total property and equipment, net	368	369

Capitalized software, net	181	225
Other assets	498	431
Total assets	$15,677	$17,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$633	$1,008
Deferred revenue	141	164
Accrued liabilities	1,108	1,231
Accrued compensation	95	393
Total current liabilities	1,977	2,796

Deferred lease obligations	123	180
Long-term debt	3,500	3,500
Total liabilities	5,600	6,476

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 7,000,010 and 6,895,085 shares issued and outstanding, respectively	700	690
Additional paid in capital	45,547	44,232
Retained deficit	(35,300)	(32,708)
Cumulative other comprehensive loss	(870)	(872)
Total shareholders' equity	10,077	11,342
Total liabilities and shareholders' equity	$15,677	$17,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Product	$2,120	$4,690	$8,115	$16,671
Service	1,047	831	2,536	1,715
Total revenues	3,167	5,521	10,651	18,386
Cost of sales:
Product	1,037	2,483	4,013	8,284
Service	666	443	1,748	1,008
Total cost of sales	1,703	2,926	5,761	9,292
Gross margin	1,464	2,595	4,890	9,094

Research and development	690	923	2,476	2,971
Sales and marketing	658	834	2,700	2,710
General and administrative	648	753	2,319	2,767
Total operating expenses	1,996	2,510	7,495	8,448
(Loss) income from operations	(532)	85	(2,605)	646

Other income, net	-	5	13	15
(Loss) income before income tax	(532)	90	(2,592)	661

Income tax expense	9	31	-	54
Net (loss) income	$(541)	$59	$(2,592)	$607

Net (loss) income per share:
Basic	$(0.08)	$0.01	$(0.37)	$0.09
Diluted	$(0.08)	$0.01	$(0.37)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(541)	$59	$(2,592)	$607
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12)	6	(1)	(37)
Unrealized holding gain (loss) arising during period, net of tax	2	(5)	3	(21)
Other comprehensive (loss) income	(10)	1	2	(58)
Comprehensive (loss) income	$(551)	$60	$(2,590)	$549

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,592)	$607
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Recovery of uncollectible trade accounts receivable and product returns	(8)	(12)
Provision for excess and obsolete inventories	65	-
Depreciation and amortization	311	416
Stock-based compensation expense	501	272
Change in assets and liabilities:
Trade accounts receivable	499	(226)
Inventories	(952)	110
Prepaid expenses and other current assets	(11)	282
Other assets	(70)	139
Accounts payable, deferred revenue and accrued liabilities	(516)	(1,031)
Accrued compensation	(298)	(257)
Deferred lease obligations	(57)	(47)
Net cash (used in) provided by operating activities	(3,128)	253

Cash flows from investing activities:
Purchase of property and equipment	(162)	(169)
Purchase of capitalized software	(104)	(69)
Proceeds from the sale of marketable securities	7,213	5,503
Purchases of marketable securities	(7,456)	(2,800)
Net cash (used in) provided by investing activities	(509)	2,465

Cash flows from financing activities:
Borrowings under credit facility	10,500	7,000
Payments on credit facility	(10,500)	(7,000)
Proceeds from the exercise of stock options	824	527
Net cash provided by financing activities	824	527

Effect of exchange rate changes on cash and cash equivalents	(2)	96

Net (decrease) increase in cash and cash equivalents	(2,815)	3,341
Cash and cash equivalents at beginning of period	7,470	4,772
Cash and cash equivalents at end of period	$4,655	$8,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  -  BASIS OF PRESENTATION

Interphase Corporation and its subsidiaries (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services.  The Company is known in the industry as a premier provider of solutions for connectivity, interworking, packet processing, electronic manufacturing services, and electronic engineering design services.  Clients of the Company’s communications networking products include Alcatel-Lucent, Emerson Network Power, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Siemens Networks, Oracle, and Samsung.  Interphase recently expanded its business to include penveu®, a handheld device that enhances the functionality of installed projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system. penveu is an affordable and portable solution that targets the education and enterprise markets.  The Company, founded in 1974, is headquartered in Plano, Texas, with manufacturing facilities in Carrollton, Texas, and sales offices throughout the Americas and Europe.  See Note 10 for information regarding the Company’s revenues related to North America and foreign regions.

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made.  All such adjustments are of a normal, recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011.

NOTE 2.  - STOCK-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2012, the Company issued 138,500 stock options that vest over a one to four year period and expire ten years from date of grant.  The weighted average exercise price of these stock options is $5.25.  During the nine months ended September 30, 2011, the Company issued 215,000 stock options that vest over a three to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $2.00.  Compensation expense related to these stock options was $108,000 and $44,000 for the three months ended September 30, 2012 and 2011, respectively.  Compensation expense related to these stock options was $285,000 and $114,000 for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, the Company also issued 448,000 stock options with performance-based vesting conditions for the years ending December 31, 2012, 2013, 2014, and 2015, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, and 2016, respectively. The weighted average exercise price of these stock options is $4.76.  During the nine months ended September 30, 2011, the Company issued 20,000 stock options with performance-based vesting conditions related to non-financial objectives for November 2011 and January 2012 and revenue objectives for the years ending December 31, 2012, 2013 and 2014, the achievement of which would result in vesting in February 2013, 2014 and 2015.  All stock options with performance-based conditions expire ten years from date of grant.  Of the stock options outstanding at September 30, 2012, 638,975 are subject to the achievement of certain performance conditions.  The performance conditions related to approximately 37,000 of these stock options were deemed probable as of September 30, 2012.  Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $28,000 for the three months ended September 30, 2012.  During the three months ended September 30, 2011, it was determined that performance targets related to certain performance-based stock options were no longer probable of being achieved, and, as a result, the Company recognized a benefit of $7,000 related to performance-based stock options during the third quarter of 2011.  Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $113,000 and $8,000 for the nine months ended September 30, 2012 and 2011, respectively.  The performance conditions related to the remaining options were not deemed probable at September 30, 2012; therefore no compensation expense related to these options has been recorded.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2012 and 2011 was 3.42 years and 2.07 years, respectively.

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2011	1,332,473	$4.21
Granted	586,500	4.88
Exercised	(168,915)	4.83
Cancelled	(189,025)	3.85
Balance, September 30, 2012	1,561,033	$4.44

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average risk free interest rates	1.53%	2.28%	1.93%	3.54%
Weighted average life (in years)	10	10	10	10
Volatility	66.00%	66.16%	65.90%	63.89%
Expected dividend yield	-	-	-	-
Weighted average grant-date fair value per share of options granted	$3.18	$3.39	$3.55	$1.70

Restricted Stock

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient.  Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares.  Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During the nine months ended September 30, 2012, the Company issued 9,000 shares of restricted stock.  During the nine months ended September 30, 2011, the Company issued 72,000 shares of restricted stock.  Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods.  Compensation expense related to restricted stock was $34,000 and $44,000 for the three months ended September 30, 2012 and 2011, respectively.  Compensation expense related to restricted stock was $103,000 and $149,000 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was $294,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.3 years.  As of December 31, 2011, there was $479,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.0 years.  The following table summarizes the restricted stock activity for the nine months ended September 30, 2012:

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2011	225,941	$2.67
Granted	9,000	5.72
Vested	(44,236)	3.47
Cancelled/Forfeited	(72,990)	1.82
Nonvested restricted stock at September 30, 2012	117,715	$3.13

NOTE 3.  -  MARKETABLE SECURITIES

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

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available for sale and presented as current assets on the accompanying condensed consolidated balance sheets. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive (loss) income. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.  The fair values of marketable securities were estimated using the market approach.

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2012			December 31, 2011
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Asset Backed	Level 2	$1,281	$4	$1,285	$2,136	$2	$2,138
Corporate Bonds	Level 2	615	1	616	616	1	617
US Treasuries	Level 2	2,700	-	2,700	1,600	-	1,600
Total		$4,596	$5	$4,601	$4,352	$3	$4,355

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4.  -  INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead.  Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw Materials	$1,878	$1,231
Work-in-Process	491	214
Finished Goods	74	111
Total	$2,443	$1,556

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products.  Future events may cause significant fluctuations in the Company’s operating results.  Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market.  The Company increased reserve requirements by $45,000 during the three months ended September 30, 2012.  There were no writedowns during the three months ended September 30, 2011.  The Company increased reserve requirements by $65,000 during the nine months ended September 30, 2012.  There were no writedowns during the nine months ended September 30, 2011.

NOTE 5.  -  INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized.  Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.  The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented.  Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.  The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at September 30, 2012 and 2011.

NOTE 6.  -  RESTRUCTURING CHARGE

On September 30, 2010, the Company initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions.  Under the 2010 restructuring plan, the Company reduced its worldwide work force by 39 employees, including the closure of its European engineering and support center located in Chaville, France.  As a result of the 2010 restructuring plan, the Company recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs.  Cash payments, net of currency translation adjustments, during the three and nine months ended September 30, 2011 were approximately $10,000 and $1.2 million, respectively.  The remaining liability as of September 30, 2011 was $19,000.  These amounts were paid out under the restructuring plan by the end of 2011.

NOTE 7.  -  CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2013.  The Company intends to extend or replace this credit facility during the fourth quarter of 2012.  The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement.  At September 30, 2012 and December 31, 2011, the Company’s interest rate on the $3.5 million outstanding balance was 1.9% and 1.8%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  All borrowings under this facility are secured by marketable securities.  The outstanding balance of $3.5 million as of September 30, 2012 and December 31, 2011 is classified as long-term debt on the Company’s condensed consolidated balance sheets.  Subsequent to September 30, 2012 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic net (loss) income per share:
Net (loss) income	$(541)	$59	$(2,592)	$607
Weighted average common shares outstanding	7,000	6,895	6,965	6,845
Basic net (loss) income per share	$(0.08)	$0.01	$(0.37)	$0.09

Diluted net (loss) income per share:
Net (loss) income	$(541)	$59	$(2,592)	$607
Weighted average common shares outstanding	7,000	6,895	6,965	6,845
Dilutive stock options	-	287	-	280
Weighted average common shares outstanding – assuming dilution	7,000	7,182	6,965	7,125
Diluted net (loss) income per share	$(0.08)	$0.01	$(0.37)	$0.09

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	717	609	713	708

NOTE 9.  -  SHAREHOLDERS’ EQUITY

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
North America	$2,092	$2,274	$5,989	$6,127
Pacific Rim	623	1,872	2,869	6,755
Europe	452	1,375	1,793	5,504
Total	$3,167	$5,521	$10,651	$18,386

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Product Revenues:
Telecommunications	$1,925	$4,439	$7,681	$15,154
Services	1,047	831	2,536	1,715
Enterprise	158	192	346	1,393
Other	37	59	88	124
Total	$3,167	$5,521	$10,651	$18,386

NOTE 11.  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 12. - SUBSEQUENT EVENT

On October 19, 2012, the Company committed to a restructuring plan intended to result in savings of approximately $1.0 million to $1.6 million in annualized operating costs.  These actions aim to improve the balance between the Company’s telecommunications product expense and the reduced revenue levels of this product line.  As part of this plan, the Company expects to reduce the number of its employees by approximately 12% to 16%.  The Company expects to incur charges for one-time termination benefits in the range of $200,000 to $700,000, most of which will be cash expenditures.  The Company expects to substantially complete the actions associated with this plan during the fourth quarter of 2012.

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

RESULTS OF OPERATIONS

Revenue

Total revenue decreased 43% to $3.2 million for the three months ended September 30, 2012, compared to $5.5 million for the same period in the prior year.  Our telecommunications product revenue decreased to $1.9 million for the three months ended September 30, 2012, compared to $4.4 million in the comparable period in the prior year.  This decrease was primarily driven by two factors.  First, we experienced significantly reduced sales of an interworking product where the primary customer has delayed, until November 2012, the launch of its product.  This customer purchased inventory during the three months ended September 30, 2011 in anticipation of an earlier launch.  Second, the slowdown in telecommunications equipment spending worldwide has had a negative impact on our major customers and has impacted their purchase volume from us.  Our services revenues increased to $1.0 million for the three months ended September 30, 2012, compared to $831,000 for the same period in the previous year, because of increases in electronic manufacturing services and, to a lesser degree, increases in electronic engineering design services.  Our enterprise product revenue decreased to $158,000 for the three months ended September 30, 2012 compared to $192,000 for the same period in the previous year.  All other revenues decreased to $37,000, compared to $59,000 in the comparable period last year.

Total revenue decreased 42% to $10.7 million for the nine months ended September 30, 2012, compared to $18.4 million for the same period in the prior year.  Our telecommunications product revenue decreased to $7.7 million for the nine months ended September 30, 2012, compared to $15.2 million in the comparable period in the prior year.  This decrease was primarily driven by two factors.  First, the slowdown in telecommunications equipment spending worldwide has had a negative impact on our major customers and has impacted their purchase volume from us.  Second, we experienced significantly reduced sales of an interworking product where the primary customer has delayed, until November 2012, the launch of its product.  This customer purchased inventory during the nine months ended September 30, 2011 in anticipation of an earlier launch.  Our services revenues increased to $2.5 million for the nine months ended September 30, 2012, compared to $1.7 million for the same period in the previous year, because of increases in electronic manufacturing services and, to a lesser degree, increases in electronic engineering design services.  As expected, our enterprise product revenue decreased to $346,000 for the nine months ended September 30, 2012 compared to $1.4 million for the same period in the previous year because the major customer roll-out driving this product line has been completed.  All other revenues decreased to $88,000, compared to $124,000 in the comparable period last year.

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expense and the reduced revenue levels of this product line.  See Note 12 in the notes to condensed consolidated financial statements for more information on the plan.

During the third quarter of 2012, sales to one customer individually accounted for approximately 27% of total revenues.  During the third quarter of 2011, sales to two customers individually accounted for approximately 38% and 17% of total revenues, respectively.  No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at September 30, 2012 was $693,000 and $322,000 due from Alcatel-Lucent and Genband, respectively.  Included in accounts receivable at December 31, 2011 was $786,000 and $734,000, due from Alcatel-Lucent and Nokia Siemens Networks, respectively.  No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 46% and 47% for the three months ended September 30, 2012 and 2011, respectively.  The decrease in gross margin percentage in the third quarter of 2012 compared to the same period in the prior year was primarily due to decreased utilization of our manufacturing facility, partially offset by a shift in product mix toward higher margin products.

Gross margin as a percentage of revenue was 46% and 49% for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in gross margin was primarily due to decreased utilization of our manufacturing facility, partially offset by a shift in product mix toward higher margin products.

We believe that pricing pressures in the industry and our anticipated future product mix may further reduce our gross margin percentage in future periods.

Research and Development

Our investment in research and development was $690,000 and $923,000 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in research and development expense was primarily due to a decrease in variable project-related expenses.  As a percentage of revenue, research and development expenses were approximately 22% in the third quarter of 2012 compared to approximately 17% for the same period in the prior year.  The increase in research and development expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than research and development expenses.

Our investment in research and development was $2.5 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively.  During the first nine months of 2012, there was an increase in professional services activities, which resulted in an increase in services revenues.  Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease of $255,000 in research and development expenses during the period.  In addition, there was a decrease in other variable project-related expenses of $177,000 during the period.  As a percentage of revenue, research and development expenses were approximately 23% for the nine months ended September 30, 2012 compared to approximately 16% for the same period in the prior year.  The increase in research and development expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than research and development expenses.

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expense and the reduced revenue levels of this product line.  See Note 12 in the notes to condensed consolidated financial statements for more information on the plan.

Sales and Marketing

Sales and marketing expenses were $658,000 and $834,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in sales and marketing expense was primarily due to a decrease in professional sales and marketing services expense of $86,000 and a decrease in personnel-related expense of $79,000.  As a percentage of revenue, sales and marketing expenses were approximately 21% for the third quarter of 2012, compared to approximately 15% for the same period in the prior year.  The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expenses.

Sales and marketing expenses were $2.7 million for each of the nine months ended September 30, 2012 and 2011. In the nine months ended September 30, 2012, the increase in marketing, public relations and tradeshow activities related to the introduction of our new product, penveu®, was offset by a decrease in personnel-related expense.  As a percentage of revenue, sales and marketing expenses were approximately 25% for the nine months ended September 30, 2012, compared to approximately 15% for the same period in the prior year.  The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing while sales and marketing expenses were flat.

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expense and the reduced revenue levels of this product line.  See Note 12 in the notes to condensed consolidated financial statements for more information on the plan.

General and Administrative

General and administrative expenses were $648,000 and $753,000 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in general and administrative expenses was primarily due to a decrease in legal services expense of $57,000 and a decrease in depreciation and amortization expense of $45,000.  As a percentage of revenue, general and administrative expenses were approximately 20% for the third quarter of 2012 and 14% for the same period in the prior year.  The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expenses.

General and administrative expenses were $2.3 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in general and administrative expenses was primarily due to a decrease in personnel-related expense of $195,000, a decrease in legal services expense of $129,000, and a decrease in depreciation of $45,000.  As a percentage of revenue, general and administrative expenses were approximately 22% for the nine months ended September 30, 2012 and 15% for the same period in the prior year.  The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expenses.  We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Income Taxes

Our tax rate was 0% for the nine months ended September 30, 2012, compared to a tax expense rate of 8% for the nine months ended September 30, 2011.  The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at September 30, 2012 and September 30, 2011.  The tax expense for the nine months ended September 30, 2011 primarily relates to tax in a foreign jurisdiction.

Net (Loss) Income

We reported a net loss of $541,000 for the three months ended September 30, 2012 and a net income of $59,000 for the three months ended September 30, 2011.  Basic loss per share for the three months ended September 30, 2012 was ($0.08).  Basic and diluted earnings per share for the three months ended September 30, 2011 was $0.01.  We reported a net loss of $2.6 million for the nine months ended September 30, 2012 and a net income of $607,000 for the nine months ended September 30, 2011.  Basic loss per share for the nine months ended September 30, 2012 was ($0.37).  Basic and diluted earnings per share for the nine months ended September 30, 2011 was $0.09.

Recently Announced Product

On April 18, 2012 we announced the debut of penveu®.  penveu is a handheld device that enhances the functionality of installed projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system.  Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration.  penveu is targeted at the education and enterprise markets.  An independent source estimates the interactive whiteboard market to grow to approximately $1.85 billion in revenue in 2017.  However, penveu also has the unique ability to turn the estimated over 51 million projectors and 7 million large screen displays that are currently installed worldwide into interactive display devices.  The retail price of penveu will be less than 25% of the average price of a typical installed interactive whiteboard and, unlike an interactive whiteboard, penveu will not require the time and expense of installation.  penveu will be offered and sold through our website, other online retailers and catalogs.  We continue to make significant investments in development, marketing and infrastructure associated with penveu to position this important product for a successful launch.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $2.8 million from December 31, 2011 to September 30, 2012 and increased $3.3 million from December 31, 2010 to September 30, 2011.  Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the nine months ended September 30, 2012 and 2011 are generally similar to the trends in our earnings except for the recovery of uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation.  Cash used in operating activities totaled $3.1 million for the nine months ended September 30, 2012, compared to net loss of $2.6 million.  Recovery of uncollectible accounts and returns decreased $4,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  Provision for excess and obsolete inventories increased $65,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  Depreciation and amortization decreased $105,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  Amortization of stock-based compensation increased $229,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to stock options issued during the first half of 2012. See Note 2 in the notes to condensed consolidated financial statements for more information on stock-based compensation.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments except for the increase in inventory during the nine months ended September 30, 2012, which was primarily due to the purchase of parts for penveu and parts associated with an interworking product where the primary customer has delayed the launch of its product.  Changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled $509,000 and cash provided by investing activities totaled $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. Cash used in or provided by investing activities in each of the periods related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases.  Additions to property and equipment and capitalized software were $266,000 for the nine months ended September 30, 2012, compared to $238,000 for the nine months ended September 30, 2011.  The additions for the nine months ended September 30, 2012 primarily related to software and equipment purchases for our newly announced product, penveu®, and for our manufacturing function.  The additions for the nine months ended September 30, 2011 primarily related to software and equipment purchases for our engineering, manufacturing, and administrative functions.  Purchases of marketable securities were $7.5 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively.  Proceeds from the sale of marketable securities increased to $7.2 million for the nine months ended September 30, 2012, compared to $5.5 million for the nine months ended September 30, 2011.

Financing Activities

Net cash provided by financing activities totaled $824,000 for the nine months ended September 30, 2012, consisting solely of proceeds from the exercise of stock options.  Net cash provided by financing activities totaled $527,000 for the nine months ended September 30, 2011, also consisting solely of proceeds from the exercise of stock options.

Restructuring Charge

On September 30, 2010, the Company initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions.  Under the 2010 restructuring plan, the Company reduced its worldwide work force by 39 employees, including the closure of its European engineering and support center located in Chaville, France.  As a result of the 2010 restructuring plan, the Company recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs.  Cash payments, net of currency translation adjustments, during the three and nine months ended September 30, 2011 were approximately $10,000 and $1.2 million, respectively.  The remaining liability as of September 30, 2011 was $19,000.  These amounts were paid out under the restructuring plan by the end of 2011.

Commitments

At September 30, 2012, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2012 are estimated at approximately $30,000, which primarily relates to software for penveu.  At September 30, 2012, we had $124,000 of non-cancelable purchase commitments for inventory and product tooling as part of the normal course of business.  Our significant long-term obligations are operating leases on facilities and our phone system and future debt payments.  We have not paid any dividends since our inception and do not anticipate paying any dividends in 2012.

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

Subsequent Event

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expense and the reduced revenue levels of this product line.  See Note 12 in the notes to condensed consolidated financial statements for more information on the plan.

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies.  The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations.  The Euro to U.S. Dollar translation accounted for charges of $2,000 and $7,000 for the three months ended September 30, 2012 and 2011, respectively.  The Euro to U.S. Dollar translation accounted for charges of $14,000 and $25,000 for the nine months ended September 30, 2012 and 2011, respectively.  This risk was significantly reduced due to the closure of our French operations at the end of 2010.

Market Price Risk

We had no equity hedge contracts outstanding as of September 30, 2012 or December 31, 2011.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2012.  This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2012.  Actual results may differ materially.  The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2011.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2013 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement.  The interest rate on the borrowings under the revolving credit facility was 1.9% and 1.8% at September 30, 2012 and December 31, 2011, respectively.  The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500.  All borrowings under this facility are secured by marketable securities.  Subsequent to September 30, 2012 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.  The Company intends to extend or replace this credit facility during the fourth quarter of 2012.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to.  From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees.  However, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.               LEGAL PROCEEDINGS

French Restructuring Litigation

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS.  The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France.  The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010.  See Note 6 in the notes to the condensed consolidated financial statements for more information regarding the restructuring plan.  The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.0 million at September 30, 2012, related to these claims.  The Company believes that the Plaintiffs’ claims are without merit and plans to continue to vigorously defend itself in this lawsuit.

On March 22, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of twenty-three of the twenty-five former employees.  On May 31, 2012, the Court reported that the four judges’ votes were split; therefore, another hearing of the Court will be scheduled.  The same four judges will hear the case again, along with a professional judge from another court to ensure that a majority decision will be reached.  A date has not yet been scheduled for the new hearing.  The new hearing is not likely to take place before mid-2013.

On May 22, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees.  On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, another hearing of the Court will be scheduled.  The same four judges will hear the case again, along with a professional judge from another court to ensure that a majority decision will be reached.  A date has not yet been scheduled for the new hearing.  The new hearing is not likely to take place before mid-2013.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees.  The Labor Court postponed the hearing on this case until May 28, 2013 or until the Administrative Court rules on this case.

Patent Infringement Litigation

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

In late-August 2012, after a hearing, the court denied Mosaid’s motion to limit the defendants' invalidity contentions regarding Mosaid’s patent claims and granted the defendants' motion to limit the number of asserted claims in this lawsuit.

In late-September 2012, after a hearing, the court denied the defendants' motion to sever Interphase from this lawsuit and transfer the remainder of the lawsuit to California.

In mid-October 2012, the parties to this lawsuit began the court-ordered mediation process.

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

INTERPHASE CORPORATION
(Registrant)

Date: November 8, 2012                                                                                       By:/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)