Form 10-K
period 2012-12-31
INTERPHASE CORP
filed 2013-03-20
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2012, was approximately $28,100,000.   As of March 13, 2013, shares of common stock outstanding totaled 7,006,310.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Item 1.  Business.

Company Background

Interphase Corporation (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services.  The Company provides its customers solutions for connectivity, interworking and packet processing.  Clients of the Company’s communications networking products include Alcatel-Lucent, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Siemens Networks, Oracle, and Samsung.

The Company also offers engineering design and manufacturing services to customers from a wide variety of industries within the electronics market.

Interphase recently expanded its business to include penveu®, a handheld device that adds interactivity to the installed base of projectors and large screen displays, making any flat surface, from pull down screens to HDTVs, an interactive display system. penveu is an affordable and portable solution that targets the education and enterprise markets.

The Company, founded in 1974, is headquartered in Plano, Texas, with manufacturing facilities in Carrollton, Texas, and sales offices in the United States and Europe.

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

Building Blocks – The basic board-level products used in a system.  These products are combined with other hardware and software building blocks to build a network element, system and/or application.

CompactPCI (CPCI) – An industrial-grade variation of the PCI bus standard that utilizes the Versa Module Eurocard (VME) form factor.  CompactPCI was widely adopted by telecom equipment suppliers because of its high-density connectors, support for front or rear I/O access and hot-swap capabilities important for “Five 9s” (i.e., 99.999%) reliability.  Often referred to as cPCI, it is a standardized architecture for printed circuit boards (governed by PICMG) used in the embedded systems industry, particularly in carrier communications and industrial computing market segments.

Gateway Appliances – Network elements that provide translation functions between multiple protocols used for transfer of data and to control information across networks.

Gigabit Ethernet (GigE) – A family of frame-based computer networking technologies for local area networks (LANs).  Ethernet operates over twisted wire, coaxial cable and fiber optic cables at speeds starting at 10 Mbps. The original 10 Mbps specification was extended to a speed of 100 Mbps transmission bandwidth with Fast Ethernet and to 1 Gbps with Gigabit Ethernet.  GigE is now the most popular variant being deployed. Ethernet itself has evolved to the next 10 Gbps transmission bandwidth capability.  As network bandwidth usage continues to rapidly expand world-wide, 10 Gbps is becoming a commonplace offering in enterprise and service provider networks.

Interworking – The ability to seamlessly communicate between devices supporting dissimilar protocols, such as frame relay and Asynchronous Transfer Mode (ATM), by translating between the protocols, not through encapsulation.

Internet Protocol (IP) – The standard method or protocol by which data is sent from one computer to another on the Internet.

OC-3/STM-1 – The American and the European standards (respectively) for optical connections at 155.52 Mbps.  This line speed is very common in telecommunications access networks.

Packet Processing – Real-time wire-speed analysis and processing of packets in an IP network.

PCI Mezzanine Card (PMC) – A low-profile mezzanine card that is electronically equivalent to the Peripheral Component Interconnect (PCI) specification.  PMC cards are used as a quick and cost-effective method to add modular I/O to other card formats such as VME and CompactPCI, thus expanding the processing or I/O density of a single system slot.

SS7 (Signaling System 7) – The protocols used in the public switch telephone network (PSTN) for setting up calls and providing modern transaction services such as caller ID, automatic recall and call forwarding.  When you dial “1” in front of a number, SS7 routes the call to your long distance carrier, and it also routes local calls based on the first three digits of the phone number.

T1/E1 – A digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second) or 2.048 Mbps for the European E1 standard.  T1 links normally handle 24 voice conversations, but with digital encoding can handle many more voice channels.  T1 lines are also used to connect networks across remote distances.

Time-division multiplexing (TDM) – A type of digital or analog multiplexing in which two or more signals, or bit streams, are transferred apparently simultaneously as sub-channels in one communication channel, but physically are taking turns on the channel.

Business Strategy

The Company’s business strategy leverages nearly forty years of development and manufacturing expertise; this experience, coupled with a new process for identifying innovative product and solution ideas, is aimed not only at developing its core business, but also at identifying and launching into new high-growth businesses which will continue to help the Company to diversify its products and services into a variety of potential new markets.  The Company’s core business has long been providing networking input/output (I/O) devices that serve as building blocks within a telecommunications or enterprise network infrastructure.  The Company is now primarily focused upon a multi-tiered strategy to expand its reach into innovative and sometimes disruptive technologies and services where the Company believes it has the technology and process excellence to be successful.  The Company’s goal is to increase the breadth of its product line, strengthen its portfolio of new solutions and diversify into attractive adjacent markets.  The Company is focusing its diversification efforts in three main areas.

Telecommunications and Enterprise Products

The market for the Company’s network connectivity products is continuing to decline as native IP-based networks continue to proliferate.  However, the Company believes that its products in this area should remain viable in networks for several more years, although in shrinking numbers.  The Company has expanded its market reach and revenue opportunities from its telecommunications product portfolio through its interworking product line, which include the iSPAN 3650 AMC, iSPAN 3632 AMC, and the 92XX Gateway family of products.  All of these products provide the necessary protocol interworking between the TDM networks and IP-based networks, at various levels of channelization, and typically offer customers a significant cost reduction from alternative approaches to accomplish the interworking function.  The Company’s packet processing products utilize Cavium’s OCTEON multi-core processor product line.  The Company relies on its custom design services as well as its experience in thermal analysis and design to differentiate itself from other suppliers of such products.  Given the challenging thermal demands of these multi-core processors, these capabilities are critical to the Company’s customers’ success in their system design efforts and are key factors to Interphase’s success in this product area.

Embedded Computer Vision

In 2010 the Company selected embedded computer vision technology as a new strategic area of business, and has identified the market for interactive displays and interactive whiteboards as a target market that meets the requirements the Company has set forth for a market to disrupt with this technology.  In early 2010, the Company began the development of penveu, an innovative interactive display product that the Company believes will be disruptive to this market.  The Company began hiring key talent in the area of embedded computer vision, digital signal processing, embedded microcontroller systems, and contracted third parties for optical development.  Due to the disruptive nature of the product on its intended market, the development was kept confidential until the announcement of the product in April 2012.  The Company protects its intellectual property rights incorporated in penveu through the filing of patents (provisional, utility, and design) and trademarks.  The Company anticipates that penveu is the first of many products that the Company will continue to identify, invent, develop, and market that will use its acquired skills in the embedded computer vision technology.

Engineering Design and Manufacturing Services

Electronic Engineering Design Services

The Company’s offered engineering design services now reach beyond traditional telecommunications and enterprise network technologies into new areas such as location-based mobile services offerings and high efficiency enterprise computing solutions among others.  These engagements are expected to be not only revenue generators for Interphase in the near term but also, in many cases, to provide additional opportunities for future growth.

Electronic Manufacturing Services

This service is offered to clients in need of high-quality and highly responsive electronic product manufacturing.  Interphase differentiates itself on the basis of customer responsiveness, high quality, local presence, and low total cost of engagement.  The Company has positioned its manufacturing services to offer high-quality manufacturing services to those under-served by the top tier contract manufacturers.  With its unique breadth of experience, the Company is further able to differentiate itself by providing additional services to customers who are in need of converting an engineering design to a manufacturing-ready product.  Several electronic manufacturing services customers have completed their supplier qualification phase, which have led to production orders, and there are other customers currently pursuing qualification acceptance with Interphase.  The Company anticipates accelerated revenue growth as customers complete their qualification process and as other customers increase their production orders.  This service offering makes Interphase’s manufacturing capability more financially efficient while expanding the markets from which the Company generates revenues.

Telecommunications and Enterprise Products

The Company offers innovative, high-performance solutions to the converging voice, data, and video communication segments of the telecommunications market while also offering high-value solutions addressing the enterprise computing market.  Interphase offers solutions primarily in the following three categories, supporting various form factors such as AMC, PCI-X, PCIe, CPCI, and PMC as well as related software applications:

Network Connectivity
-	T1/E1 communication controllers that primarily support SS7 signaling
-	OC-3/STM-1 ATM network interface cards (NICs)
-	Ethernet NICs

Interworking

-	OC-3/STM-1 interworking modules
-	Gateway appliances (broadband access gateway and media converter)

Multi-core Packet Processors

-	GigE packet processors
-	10 GigE packet processors

penveu

penveu is a handheld device that replaces cumbersome and often inaccurate interactive whiteboards and very expensive touch screens.  penveu can be installed in 30 seconds or less and can be added to already installed projectors and large screen displays.  penveu is aimed mainly at the education market, with more than 30 million classrooms worldwide.  Furthermore, it can be used in corporate and training facilities as well.  The benefits of penveu include:

•	Easy and quick to install: No software installation is required, and penveu does not have to be installed on the wall like interactive whiteboard and touch displays.
•	Accurate: Due to a unique and patent-protected technology which embeds invisible targets in the display stream, the pen can calculate its position accurately and requires no calibration.
•
Flexibility: penveu can operate while touching the screen or display, and up to 40 feet away from it, giving the teacher (or presenter) the flexibility to move around the classroom (or other room) without losing the ability to continue to interact with the content.

•	Portability: Due to the small size of the overall product, it can be carried by traveling presenters and installed in new locations very quickly.
•
Price: While providing all the functionality of an interactive whiteboard and much more, penveu will cost less than one-quarter of the average price of a typical installed interactive whiteboard.  For the education market, after the educator discount, the product price will be $499.

Services

Interphase has been designing and manufacturing products for the electronics industry for nearly 40 years and offers this expertise and capability to customers as a separate service.  Since Interphase has honed its processes of design for manufacture, and can supplement these services with engineering design services, Interphase believes it can improve its customers’ ability to meet their outsourcing needs by using Interphase as a qualified “one-stop shop” supplier.

Interphase offers services in two basic categories:

Engineering Design Services

-	Specifications gathering
-	Program management
-	Detailed electrical, mechanical and thermal design (high performance/cost optimized)
-	Rapid prototyping
-
Transition of design to manufacturing (productization), including design for manufacturability and testability, product design verification testing, product certification and production test development

Electronics Manufacturing Services

-	Supply chain management
-	Custom branding and control
-	Production assembly
-	System integration
-	Testing and delivery
-	Inventory management and logistics

Marketing and Customers

The Company’s network connectivity, interworking and multi-core packet processor products are sold to Telecommunications Equipment Manufacturers (TEMs) for inclusion into telecommunications and networking infrastructure solutions designed for use in wireless carrier networks.  Enterprise products are delivered to server manufacturers for integration into server platforms for delivery of high-performance application platforms for enterprise networking.  penveu is aimed mainly at the education market, but will also be marketed to corporate and training users as well.  The Company’s engineering design and electronics manufacturing services customers are from a variety of different markets within the electronics industry.

During 2012, sales to Alcatel-Lucent and Nokia Siemens Networks were $3.8 million (or 27%) and $1.9 million (or 13%), respectively, of the Company’s consolidated revenues.  During 2011, sales to Nokia Siemens Networks and Alcatel-Lucent were $6.7 million (or 31%) and $4.6 million (or 21%), respectively, of the Company’s consolidated revenues.  During 2010, sales to Alcatel-Lucent and Nokia Siemens Networks were $5.1 million (or 28%) and $2.9 million (or 16%), respectively, of the Company’s consolidated revenues.  No other customers individually accounted for more than 10% of the Company’s consolidated revenues in any of those years.

The Company markets its products through its direct sales force, manufacturers’ representatives, value-added distributors, and web and social media tools.  In addition to the Company's headquarters in Plano, Texas, the Company has sales offices located in or near Newark, New Jersey; Seattle, Washington; Amsterdam, Holland; and Helsinki, Finland.  The Company's direct sales force sells products directly to key customers and supports manufacturers’ representatives and the distribution channel.  See Note 14 of the accompanying notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.

Manufacturing and Supplies

Manufacturing operations are conducted at the Company's manufacturing facility located in Carrollton, Texas.  The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto internally designed printed circuit boards, and in some cases, assembled with plastic components to create a device for consumer use.

The Company uses sole-sourced components on some of its products, as well as standard off-the-shelf items.  Historically, the Company has not experienced any significant problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand.  The Company believes that it has good relationships with its vendors.

The Company generally has not manufactured products to stock finished goods inventory.  Instead, substantially all of the Company's production is dedicated to specific customer purchase orders.  As a result, the Company has had limited requirements to maintain significant finished goods inventories.  The Company’s finished goods inventory levels may increase in the future with the market release of penveu.

Patents, Copyrights, Trademarks, Licenses and Intellectual Property

While the Company believes that its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate and adapt to technology changes, its ability to compete successfully will depend, in part, upon its ability to protect proprietary technology contained in its products.  The Company is building a patent portfolio related to its embedded computer vision technology, specifically penveu.  Since the Company began filing patents for penveu, U.S. patent 8,127,997 has been issued (on July 10, 2012).  US number US2012/0223883 was filed on February 27, 2012 and published on September 6, 2012.  PCT number WO/2012/121969A4 was filed on March 1, 2012 and published on September 13, 2012.  Additional utility and provisional patents were filed by the Company, and design patents were registered, in the U.S. and other countries.

Interphase does not hold any patents relative to its telecommunications and enterprise product lines already deployed or released to the market.  Instead, as it relates to product lines already deployed or released to the market, the Company relies upon a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products.  The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company’s products.  Furthermore, the laws of some countries do not provide the same degree of protection of the Company’s proprietary information as do the laws of the United States.  Finally, the Company’s adherence to industry-wide technical standards and specifications may limit the Company’s opportunities to provide proprietary product features suitable for intellectual rights protection.

Interphase, the Interphase logo, penveu, the penveu logo, iWARE, iSPAN, iNAV, and SlotOptimizer are trademarks or registered trademarks of Interphase Corporation.

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

Employees

At December 31, 2012, the Company had 69 regular full-time employees, of which 25 were engaged in manufacturing and quality assurance, 18 in research and development, 14 in sales, sales support, customer service and marketing and 12 in general management and administration.

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

Competition

The Company’s primary competition for its telecommunications and enterprise products currently includes embedded computing vendors specifically dedicated to telecommunication and enterprise I/O market segments.  In the case of specific product offerings, Interphase may also face competition from TEMs’ in-house design teams. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share. The Company’s products and services compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, customer support skills, ease of integration, time-to-market delivery capabilities, flexibility and compliance with industry standards.  Most of the Company’s major TEM customers have chosen to outsource the design, manufacture and software integration of certain communications controllers and protocol processing, and the recent market conditions and reduction in resources have forced some network equipment providers to utilize additional off-the-shelf products for their product design.

The Company’s primary competition for its engineering design and manufacturing services includes lower and mid-tier domestic engineering design and manufacturing services providers which offer full life-cycle services to take new or existing product design ideas from concept into manufactured products.  These companies are usually regionally based and are of comparable size.  The Company also faces competition, from time to time, from companies that offer only manufacturing services or only design services, and from companies that offer similar services from offshore centers.  Other than price, the Company competes for its engineering design and manufacturing services on the basis of experience, quality, process and speed of delivery.

The Company’s primary competition for its penveu product includes manufacturers of large interactive whiteboards, manufacturers of interactive projectors, and manufacturers of after-market pen tracking products.

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

Because fluctuations can happen, we believe that comparisons of the results of our operations for preceding quarters are not necessarily predictive of future quarters and that investors should not rely on the results of any one quarter as an indication of how we will perform in the future.  Investors should also understand that, if the revenue or operating results for any quarter are less than the level expected by securities analysts or the market in general, the market price of our common stock could immediately and significantly decline.

The telecommunications signaling and networking business is characterized by rapid technological change and frequent introduction of new products.

The market for our telecommunications products is characterized by rapid technological change and the frequent introduction of products based on new technologies.  The overall telecommunications and networking industry is volatile, as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants.  Future revenue will depend upon our ability to anticipate technological change and to develop and introduce enhanced products of our own on a timely basis that comply with new industry standards.  New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.  Moreover, significant delays can occur between a product introduction and commencement of volume production.  A typical time period from design-win of one of our telecommunications products to actual production is 18 to 30 months.  This timing has varied significantly during times of mergers, economic instability, and technology changes affecting platform architectures.  Our inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products could have a material adverse effect on our operating results, financial condition and cash flows.

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

As noted under Item 3. “Legal Proceedings” below, twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS.  The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France.  The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010.  See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan.  The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.1 million at December 31, 2012, related to these claims.  We believe that the Plaintiffs’ claims are without merit and plan to continue to vigorously defend ourselves in this lawsuit.

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

Following a settlement agreement entered into by Mosaid, Freescale, Interphase, and the other parties to this lawsuit, on February 28, 2013, the court entered an order dismissing this lawsuit and all claims asserted therein by Mosaid against Freescale and Interphase with prejudice.

We operate in an intensely competitive marketplace and many of our competitors have greater resources than we do.

We face competition from a number of established and emerging companies, both public and private, in the markets we serve.  Our principal competitors generally have established brand name recognition and market positions, and have substantially greater financial resources to deploy on promotion, advertising, research and product development.  In addition, as we broaden our product and service offerings, we may face competition from new competitors.  Companies in related markets could offer products with functionality similar or superior to our product offerings.  Increased competition could result in significant pricing pressures, which could result in significantly lower average selling prices for our products and services.  We may not be able to offset the effects of any price reductions with an increase in sales volumes, cost reductions or otherwise.  We expect competition to increase as a result of industry consolidations and alliances, as well as the potential emergence of new competitors.  There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.

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

In the telecommunications industry, a design-win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product.  Ordinarily, there are a number of steps between the design-win and when customers initiate production shipments.  Design-wins reach production volumes at varying rates, typically beginning approximately 18 to 30 months after the design-win occurs.  A variety of risks, such as schedule delays, customer consolidations, cancellations of programs and changes in customer markets, can delay or prevent the design-win from reaching the production phase.  The customer's failure to bring its product (into which our product is designed) to the production phase could have an adverse effect on our operating results, financial condition and cash flows.

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups.  As a result, the SEC has recently adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals. Since we manufacture such products, we will be required to comply with the new SEC rules, with our first required report due in May 2014.  We expect that the compliance process will be both time-consuming and costly.  There will be costs associated with complying with these disclosure requirements, including diligence to determine the sources of minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Because there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. In addition, our supply chain is complex and we may not be able to easily verify the origins for all minerals used in our products.  We may face reputational challenges with our customers and other stakeholders if our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of minerals contained in the components included in our products through the due diligence procedures that we implement.

We are dependent on one manufacturing facility, and if there is an interruption in production we may not be able to deliver products on a timely basis.

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

Because business forecasting is difficult and involves uncertainty, we may fail to accurately forecast demand for our products which may expose us to risk associated with inventory.

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

Our success depends partly upon certain proprietary technologies developed within our products.  Historically, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies.  Over the last few years, we also filed a number of patents and trademarks with the United States Patent and Trademark Office and internationally.  In addition, we generally enter into confidentiality or license agreements with our customers, distributors and potential customers, which limit access to, and distribution of, the source code to our software and other proprietary information.  Our employees are subject to our strict employment policy regarding confidentiality.  There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.

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

It may be necessary to obtain technology licenses from others due to the large number of patents in the markets we serve and the rapid rate of issuance of new patents and new standards or to obtain important new technology.  There can be no assurance that these third party technology licenses will be available on commercially reasonable terms.  The loss of, or inability to, obtain any of these technology licenses could result in delays or reductions in product shipments.  Such delays or reductions in product shipments could have a material adverse effect on our operating results, financial condition and cash flows.

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

In 2012, we derived approximately 43% of our revenues from sales outside of North America.  Economic and political conditions in some of these markets, as well as different legal, tax, accounting and other regulatory requirements, may adversely affect our operating results, financial condition and cash flows.  We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies.  Our operations in France have been measured in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations (See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk” below).

We may require additional working capital to fund operations and expand our business.

We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months.

However, we may need to raise additional capital before this period ends to:

•	fund research and development of new products beyond what is expected in 2013;
•	expand product and service offerings beyond what is contemplated in 2013 if unforeseen opportunities arise;
•	respond to a rapid increase in demand for our products;
•	take advantage of potential acquisition opportunities in the current economic environment;
•	invest in businesses and technologies that complement our current operations; or
•	respond to unforeseen competitive pressures.

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

We have incurred significant losses, which may result in volatility in our stock price.

We posted net losses of $3.8 million, $505,000 and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  In order to achieve consistent profitability, we will need to generate higher revenues while containing costs and operating expenses.  We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis.  If we fail to achieve and maintain profitability, the market price of our common stock will likely be negatively impacted.

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

We no longer comply with all of the continued listing requirements for the NASDAQ Global Market.  If we do not regain compliance, our listing may be transferred to a lower-tier NASDAQ market or our stock may not continue to be traded on an established exchange, so that an active trading market may not exist and the trading price of our stock may decline.

Our common stock is currently listed on the NASDAQ Global Market.  The NASDAQ Global Market’s continued listing standards for our common stock require, among other things, that (i) the closing bid price for our common stock not fall below $1.00; (ii) we have at least 400 beneficial holders and/or holders of record of our common stock; (iii) our stockholders’ equity not fall below $10 million; (iv) we have more than 750,000 shares held by the public (excluding officers, directors, and beneficial holders of 10% or more) with a market value of at least $5.0 million; and (v) we have at least two registered and active dealers meeting the requirements set forth in the standards.

On February 21, 2013, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“NASDAQ”) notifying us that we are no longer in compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 5450(b)(1)(A) (the "Rules").  The Rules require listed companies to maintain stockholders’ equity of at least $10 million.  Our stockholders’ equity of $9,053,000 for the year ended December 31, 2012, as reported on our Form 8-K filed with the Securities and Exchange Commission on February 15, 2013, does not comply with the NASDAQ’S continued listing requirements.  We also do not meet the continued listing requirements under the alternative standards.

NASDAQ’S letter has no immediate effect on the listing of our common stock on the NASDAQ Global Market.  Rather, we have 45 calendar days from the date of the letter to submit to NASDAQ a plan to regain compliance.

If we submit a plan, NASDAQ will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with NASDAQ’S continued listing requirements, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures.  If the plan is accepted, NASDAQ may grant an extension of up to 180 calendar days from the date of the letter for us to evidence compliance.  If NASDAQ does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.  However, there is no guarantee that we will be able to regain compliance with the continued listing requirement of the Rules or that our plan will be accepted by NASDAQ.

Alternatively, we may consider applying to transfer our securities to The NASDAQ Capital Market (the “Capital Market”).  In order to transfer, we must meet the Capital Market’s continued listing requirements, except for the bid price, and submit an on-line transfer application no later than April 8, 2013.

A further alternative would be to delist voluntarily from NASDAQ to have our common stock trade on the over-the-counter bulletin board or the “pink sheets,” or even to “go dark.”

A transfer of our listing to the Capital Market or having our common stock trade on the bulletin board or the “pink sheets” could adversely affect the liquidity of our common stock.  Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.  We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor, customer, and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

We are currently evaluating our available options.  We expect our Board of Directors to take such action as it determines to be in the best interest of our shareholders, though a transfer of the listing of our common stock to the Capital Market currently appears the most likely alternative.

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

Item 3.  Legal Proceedings.

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS.  The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France.  The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010.  See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan.  The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.1 million at December 31, 2012, related to these claims.  The Company believes that the Plaintiffs’ claims are without merit and plans to continue to vigorously defend itself in this lawsuit.

On March 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of twenty-three of the twenty-five former employees.  On May 31, 2012, the Court reported that the four judges’ votes were split; therefore, another hearing before the Labor Court took place on January 25, 2013.  The same four judges heard the case again, along with a professional judge from another court to ensure that a majority decision will be reached.  The decision of the Labor Court for twenty-two former employees is scheduled to be rendered on March 22, 2013.  For one of the twenty-three former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described below.  This case will be heard again on September 27, 2013.  It is likely that the Labor Court will render the same decision and again postpone the hearing until the Administrative Tribunal makes its decision.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status.  On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing.  Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court.  The decision of the Labor Court is scheduled to be rendered on March 22, 2013.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative.  The Labor Court granted the Company’s motion and rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described below.  This case will be heard again on May 28, 2013.  It is likely that the Labor Court will render the same decision and again postpone the hearing until the Administrative Tribunal makes its decision.

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy.  Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration.  Each of those former employees filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy.  Although each such claim or action is directed against the State, Interphase is also a party to these proceedings.  These cases are still pending before the Administrative Tribunal, and the date of the hearing has not been scheduled since additional briefs and evidence are still being communicated.

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

Following a settlement agreement entered into by Mosaid, Freescale, Interphase, and the other parties to this lawsuit, on February 28, 2013, the court entered an order dismissing this lawsuit and all claims asserted therein by Mosaid against Freescale and Interphase with prejudice.  Under the settlement agreement and the order, Interphase will not have any obligation to pay any amount or materially change any of its business practices.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer     Purchases of Equity Securities.

Since January 1984, shares of the Company's common stock have been traded on the NASDAQ Global Market, or its predecessors, under the symbol INPH.  The following table summarizes its high and low closing price for each quarter during 2011 and 2012 as reported by the NASDAQ Global Market.

2011	High	Low
First Quarter	7.23	1.78
Second Quarter	7.11	3.35
Third Quarter	5.88	3.97
Fourth Quarter	5.62	4.00

2012	High	Low
First Quarter	5.50	4.51
Second Quarter	6.86	3.71
Third Quarter	4.37	3.10
Fourth Quarter	3.36	2.01

The Company had approximately 1,500 beneficial owners of its common stock, of which 53 were of record, as of March 13, 2013.

The Company has not paid dividends on its common stock since its inception.  The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Stock Performance Graph

The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2012, 2011, 2010, 2009 and 2008 with the cumulative total return of the NASDAQ composite index and the Dow Jones US Telecommunications Equipment TSM Index. The Company relied upon information provided by another firm with respect to the stock performance graph.  The Company did not attempt to validate the information supplied to it other than review it for reasonableness.  The comparison assumes $100 was invested on December 31, 2007 in the common stock of the Company and in each of the foregoing indices, and assumes reinvestment of dividends.

	Cumulative Return
	12/07	12/08	12/09	12/10	12/11	12/12
Interphase Corporation	100	16	25	17	44	25
NASDAQ Composite	100	59	82	97	99	111
Dow Jones US Telecommunications Equipment TSM Index	100	59	89	94	87	95

Item 6.  Selected Financial Data.

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from the consolidated balance sheets and the related consolidated statements of operations at or for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and the notes thereto appearing elsewhere herein, as applicable.  In accordance with Accounting Standards Codification (“ASC”) 260-10-45-68B, “Participating Securities and the Two-Class Method,” which became effective January 1, 2009, prior period share data and corresponding EPS figures have been adjusted retrospectively.

It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, for the years ended December 31, 2012, 2011 and 2010.

Statement of Operations Data:
(In thousands, except per share data)
	Year ended December 31,
	2012	2011	2010	2009	2008

Revenues	$13,855	$21,993	$18,207	$25,585	$26,231

Gross margin	6,149	10,531	9,187	12,289	14,031

Research and development	3,290	3,814	6,572	7,970	9,198
Sales and marketing	3,358	3,498	4,512	5,753	5,237
General and administrative	3,034	3,529	3,843	4,275	4,100
Restructuring charge	253	-	3,339	1,236	403

Loss from operations	(3,786)	(310)	(9,079)	(6,945)	(4,907)
Other income, net	13	22	23	289	618

Loss before income tax	(3,773)	(288)	(9,056)	(6,656)	(4,289)
Income tax provision (benefit)	12	217	(637)	(1,102)	(1,263)

Net loss	$(3,785)	$(505)	$(8,419)	$(5,554)	$(3,026)

Net loss per share
Basic	$(0.54)	$(0.07)	$(1.23)	$(0.81)	$(0.46)
Diluted	$(0.54)	$(0.07)	$(1.23)	$(0.81)	$(0.46)
Weighted average common shares	6,975	6,857	6,839	6,899	6,550
Weighted average common and dilutive shares	6,975	6,857	6,839	6,899	6,550

Balance Sheet Data:
(In thousands)
	December 31,
	2012	2011	2010	2009	2008
Working capital	$11,631	$13,997	$13,117	$21,257	$25,301

Total assets	15,178	17,818	19,314	28,647	31,248

Total liabilities	6,125	6,476	8,304	9,385	6,962

Shareholders' equity	$9,053	$11,342	$11,010	$19,262	$24,286

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

Revenue Recognition:  Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.”  Product revenues and electronic manufacturing services revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable.  Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues.  Service revenue, other than electronics manufacturing services revenue, is recognized as the services are performed.  Deferred revenue consists primarily of service revenue not yet performed.

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

The Company is periodically engaged in various tax audits by federal, state and foreign governmental authorities incidental to its business activities.  The Company records reserves for its estimated probable losses of these proceedings, if applicable.  The Company is currently under a tax audit in France.

Consolidated Statement of Operations as a Percentage of Revenue

	Year ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of sales	55.6%	52.1%	49.5%

Gross margin	44.4%	47.9%	50.5%

Research and development	23.7%	17.3%	36.1%
Sales and marketing	24.2%	15.9%	24.8%
General and administrative	21.9%	16.0%	21.1%
Restructuring charge	1.8%	-	18.3%

Loss from operations	(27.3)%	(1.4)%	(49.9)%

Interest income, net	0.2%	0.1%	0.6%
Other loss, net	(0.1)%	-	(0.4)%

Loss before income tax	(27.2)%	(1.3)%	(49.7)%
Income tax provision (benefit)	0.1%	1.0%	(3.5)%

Net loss	(27.3)%	(2.3)%	(46.2)%

Overview

Our 2012 financial results reflect a general slowdown in telecommunications spending worldwide.  This slowdown, coupled with the shift in subscriber growth toward emerging countries, where our customers have not been able to secure dominate market share, and the shift from circuit-switched network architectures toward packet-based IP network architectures resulted in a significant reduction in revenues from our telecommunications products.  We expected that the revenue growth from our engineering design and manufacturing services offerings along with revenues generated by the market release of penveu to be sufficient to not only offset the reductions in the telecommunications products but to provide a source of overall revenue growth in 2012.  While revenue from our engineering design and manufacturing services increased approximately 31% in 2012, it was the delay in bringing penveu to market which had the largest impact on our plan to fill this revenue gap.

While we were excited to announce penveu to the market in April of 2012, we encountered several delays in the market release of the product due to several significant technical issues with the product.  However, we believe that these technical issues have been largely resolved, and we expect to provide beta units to customers for testing soon.  We expect penveu to be a major revenue producer for us in 2013.  Additionally, we expect to continue to achieve revenue growth in engineering design and manufacturing services and anticipate some stabilization to occur in our telecommunications product revenues in 2013.

Results of Operations

Revenues:  Total revenues for the years ended December 31, 2012, 2011 and 2010 were $13.9 million, $22.0 million and $18.2 million, respectively.  Revenues decreased by 37% in 2012 compared to 2011.  This decrease was primarily attributable to our telecommunications product revenues, which decreased by approximately 43% to $10.1 million in 2012 compared to $17.8 million in 2011.  This decrease reflects a general slowdown in telecommunications spending worldwide.  This slowdown, coupled with the shift in subscriber growth toward emerging countries, where our customers have not been able to secure dominate market share, and the shift from circuit-switched network architectures toward packet-based IP network architectures resulted in a significant reduction in revenues from our telecommunications products.  Additionally, our enterprise product revenues decreased approximately 75% to $393,000 in 2012 compared to $1.6 million in 2011 because the major customer roll-out driving this product line has been completed.  Our services revenues increased approximately 31% to $3.2 million in 2012 compared to approximately $2.5 million in 2011.  All other revenues decreased slightly to $134,000 in 2012 compared to $162,000 in 2011.

Revenues increased by 21% in 2011 compared to 2010.  This increase was primarily attributable to our telecommunications product revenues, which increased by approximately 18% to $17.8 million in 2011 compared to $15.1 million in 2010, primarily as the result of design wins that, in some cases, we won over two years ago.  Additionally, our services revenues, including our first meaningful revenues from electronic manufacturing services, increased approximately 77% to $2.5 million in 2011 compared to approximately $1.4 million in 2010.  Our enterprise product revenues were consistent at $1.6 million in 2011 and 2010.  All other revenues increased slightly to $162,000 in 2011 compared to $158,000 in 2010.

Gross Margin:  Gross margin as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010 was 44%, 48% and 50%, respectively.  The decrease in gross margin percentage in 2012 compared to 2011 was primarily due to decreased utilization of our manufacturing facility.We believe that pricing pressures in the industry and our anticipated future mix of our products and services may continue to reduce our gross margin percentage in future periods.

The decrease in gross margin percentage in 2011 compared to 2010 was primarily due to a shift in product mix toward lower margin products and services, partially offset by increased utilization of our manufacturing facility and a decrease of $140,000 in excess and obsolete inventory charges.

Research and Development:  Our investment in the development of new products through research and development was $3.3 million, $3.8 million and $6.6 million in 2012, 2011 and 2010, respectively.  As a percentage of revenue, research and development expenses were 24%, 17% and 36% for 2012, 2011 and 2010, respectively.  Research and development expenses decreased in 2012 compared to 2011 by $524,000.  During 2012, there was an increase in professional services activities, which resulted in an increase in services revenues.  Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease of approximately 32% in research and development expenses in 2012 compared to 2011.  In addition, there was a decrease in personnel and related expenses of approximately 31%, primarily as a result of the 2012 restructuring plan.  See Note 7 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan.  Furthermore, variable research and development project-related expenses decreased approximately 19% during the year.  The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense.  We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

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

Sales and Marketing:  Sales and marketing expenses were $3.4 million, $3.5 million and $4.5 million in 2012, 2011 and 2010, respectively.  As a percentage of revenue, sales and marketing expenses were 24%, 16% and 25% for 2012, 2011 and 2010, respectively.  Sales and marketing expenses decreased by $140,000 in 2012 compared to 2011.  The increase in sales and marketing expense as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expense.  We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue results.

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

General and Administrative:  General and administrative expenses were $3.0 million, $3.5 million and $3.8 million in 2012, 2011 and 2010, respectively.  As a percentage of revenue, general and administrative expenses were 22%, 16% and 21% in the years ended December 31, 2012, 2011 and 2010, respectively.  General and administrative expenses decreased by $495,000 in 2012 compared to 2011.  Approximately 31% of the decrease in general and administrative expenses was due to a decrease in legal services expense.  Additionally, there was a decrease in variable compensation expense of approximately 22% and a decrease in depreciation and amortization expense of approximately 20%.  See Note 12 in the notes to the consolidated financial statements for more information regarding legal proceedings.  The increase in general and administrative expense as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expense.

General and administrative expenses decreased by $314,000 in 2011 compared to 2010.  General and administrative expenses decreased by $300,000 as a result of the 2010 restructuring plan and by approximately $225,000 due to lower headcount related expenses that were not associated with the 2010 restructuring plan.  See Note 7 in the notes to the consolidated financial statements for more information regarding the restructuring plan.  These decreases were partially offset by increases of approximately $250,000 related to legal services.  See Note 12 in the notes to the consolidated financial statements for more information regarding legal proceedings.  The decrease in general and administrative expense as a percentage of total revenue was due to revenue increasing while general and administrative expense decreased.

Restructuring Charge:  On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expenses with the reduced revenue levels of this product line.  Under the 2012 restructuring plan, we reduced our workforce by 10 regular full-time positions.  As a result of the 2012 restructuring plan, we recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits.  This plan is expected to result in savings of approximately $1.0 million to $1.6 million in annualized operating costs.    See Note 7 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan.

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

Interest Income, Net:  Interest income, net of interest expense, was $25,000, $22,000 and $102,000 in 2012, 2011 and 2010, respectively.  The decrease in interest income, net of interest expense, in 2011 compared to 2010 was primarily due to lower investment balances and lower rates of return on our investments.

Other Loss, Net:  Other loss, net was $12,000 in 2012, zero in 2011 and $79,000 in 2010.  Other loss, net in 2010 primarily relates to the change in market value of a foreign exchange derivative financial instrument which resulted in a loss of approximately $62,000.  We did not hold any foreign exchange contracts during 2012 or 2011.  See Note 4 in the notes to the consolidated financial statements for more information regarding our derivative financial instruments.

Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2012, 2011 and 2010.  The income tax expense for 2012 was nearly equally due to tax in domestic and foreign jurisdictions.  The income tax expense for 2011 was primarily due to tax in a foreign jurisdiction.  The tax benefit rate for 2010 was 7%.  The income tax benefit for 2010 was primarily due to a 30% research and development tax credit earned by our operations in France.  The benefits from the research and development tax credit were partially offset by tax expense related to income generated in France.  We no longer generate tax credits from French research and development activities because we closed our French operations at the end of 2010.

Net Loss:  We reported a net loss of approximately $3.8 million, $505,000 and $8.4 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Recently Announced Product:  On April 18, 2012 we announced the debut of penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system.  Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration.  penveu is targeted at the education and enterprise markets.  An independent source estimates the interactive whiteboard market to grow to approximately $1.85 billion in revenue in 2017.  However, penveu also has the unique ability to turn the estimated over 51 million projectors and 7 million large screen displays that are currently installed worldwide into interactive display devices.  The retail price of penveu will be less than 25% of the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu will not require the time and expense of installation.  penveu will be offered and sold through our website, other online retailers and catalogs.  We continue to make significant investments in development, marketing and infrastructure associated with penveu to position this important product for a successful market release in 2013.

Liquidity and Capital Resources

Consolidated Cash Flows

Cash and cash equivalents decreased by $3.5 million for the year ended December 31, 2012.  Cash and cash equivalents increased by $2.7 million for the year ended December 31, 2011.  Cash and cash equivalents decreased by $3.3 million for the year ended December 31, 2010.  Cash flows are impacted by operating, investing and financing activities.

Operating Activities:  Trends in cash flows from operating activities for 2012, 2011 and 2010 are generally similar to the trends in our earnings adjusted by the (recovery of)/provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation and write-off of impaired capitalized software, property and equipment.  Cash used in operating activities totaled $3.6 million compared to a net loss of $3.8 million for the year ended December 31, 2012.  Cash provided by operating activities totaled $771,000 compared to a net loss of $505,000 for the year ended December 31, 2011.  Cash used in operating activities totaled $6.7 million compared to a net loss of $8.4 million for the year ended December 31, 2010.  We recovered $4,000 during 2012 and $22,000 during 2011 in uncollectible accounts and returns due to improved collection results in each year.  Provision for excess and obsolete inventories decreased by $3,000 and $140,000 in 2012 and 2011, respectively.  Depreciation and amortization decreased by $188,000 and $160,000 in 2012 and 2011, respectively.  Amortization of stock-based compensation increased by $316,000 and $34,000 in 2012 and 2011, respectively.  The increase in amortization of stock-based compensation during 2012 was primarily due to the issuance of 194,500 time-based stock options during 2012.  See Note 9 in the notes to the consolidated financial statements for more information on stock-based compensation.  During 2012 and 2011, there were no write-offs of capitalized software, property and equipment.  During 2010, there were write-offs of capitalized software, property and equipment of $29,000 primarily related to the restructuring actions taken during the third quarter of 2010.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities:  Net cash used in investing activities totaled $790,000 for the year ended December 31, 2012.  Net cash provided by investing activities totaled $1.3 million and $3.6 million in 2011 and 2010, respectively.  Cash used in or provided by investing activities in each of the three years presented related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases.  Additions to property and equipment during 2012 primarily related to software and equipment purchases for penveu and for our manufacturing function.  Additions to property and equipment during 2011 primarily related to software and equipment purchases for our engineering, manufacturing and administrative functions.  Additions to property and equipment during 2010 primarily related to software and equipment purchases for our engineering and manufacturing functions.  Purchases of marketable securities increased by approximately $4.5 million for 2012 compared to 2011.  Purchases of marketable securities increased by approximately $3.3 million for 2011 compared to 2010.  Proceeds from the sale of marketable securities increased by approximately $2.4 million for 2012 compared to 2011.  Proceeds from the sale of marketable securities increased by approximately $1.2 million for 2011 compared to 2010.

Financing Activities:  Net cash provided by financing activities totaled $835,000 and $527,000 for the years ended December 31, 2012 and 2011, respectively.  There was no net cash provided by or used in financing activities for the year ended December 31, 2010.  Cash provided by financing activities for 2012 and 2011 consisted solely of proceeds from the exercise of stock options.

Commitments

At December 31, 2012, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2013 are estimated at approximately $200,000, a significant portion of which relates to enhancements to our manufacturing equipment.  Our significant long-term obligations are operating leases on facilities and phone systems and future debt payments.  In addition, at December 31, 2012, we had approximately $50,000 of non-cancelable purchase commitments for materials and hardware.  We have not paid any dividends since our inception and do not anticipate paying any dividends in 2013.

The following table summarizes our future contractual obligations and payment commitments as of December 31, 2012   (in thousands):

Contractual Obligation	Payments due by period
	Total	<1 year	1 - 3 years	3 - 5 years	> 5 years
Long-term debt obligation (1,2)	$3,626	$42	$3,584	$-	$-
Operating lease obligations (3,4,5)	$763	$630	$133	$-	$-
Total	$4,389	$672	$3,717	$-	$-

(1)
At December 31, 2012, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank.  The revolving credit facility matures on December 19, 2015 and is secured throughout the term of the credit facility by marketable securities.

(2)
We incur interest expense on the borrowings from the revolving credit facility at a rate of London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement.  At December 31, 2012, our interest rate on the borrowings from the revolving credit facility was 1.2%.  We used the 1.2% rate to estimate interest expense for 2013 through December 2015.  The interest expense estimate is $42,000 annually for the years 2013 through December 2015.

(3)	We lease our facilities under non-cancelable operating leases with the longest terms extending to March 2014.

(4)
Our operating lease at our headquarters location includes a $140,000 letter of credit issued to our landlord which can only be used in the case of non-payment of such lease.  The letter of credit, if accessed, would be funded by our existing revolving credit facility.

(5)	We lease our phone system under a non-cancelable operating lease extending to October 2014.

Off-Balance Sheet Arrangements

In an attempt to mitigate foreign currency risk, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.  At December 31, 2012 and 2011, we had no foreign exchange contracts outstanding.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt service for the next twelve months.  To the extent our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies.  The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations.  The Euro to U.S. Dollar translation accounted for charges of approximately $14,000, $27,000 and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  This risk was significantly reduced due to the closure of our French operations at the end of 2010.

In an attempt to mitigate the risk described above, we have entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.  These derivative financial instruments do not meet the criteria to qualify as hedges under ASC Topic 815, “Derivatives and Hedging,” and therefore any change in the market value of these contracts resulting in a gain or loss is recognized as other loss, net in the period of the change.  There were no foreign exchange contracts held by the Company at any point during the years ended December 31, 2012 and 2011, and thus there was no related gain or loss.  For the year ended December 31, 2010, we recognized a loss of approximately $62,000 related to a foreign exchange contract.  At December 31, 2012 and 2011, there were no foreign exchange contracts outstanding.

Market Price Risk

We had no equity hedge contracts outstanding as of December 31, 2012 or 2011.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2012.  This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2012.  Actual results may differ materially.  The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2011.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2015 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement.  The interest rate on the borrowings under the revolving credit facility was 1.2% and 1.8% at December 31, 2012 and 2011, respectively.  The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $17,500.  All borrowings under this facility are secured by marketable securities.  Subsequent to December 31, 2012 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to.  From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees.  However, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control – Integrated Framework.”  Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2012.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  As we are a smaller reporting company, internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Item 9B.  Other Information.

The Company and Thomas N. Tipton, Jr. entered into an amended and restated employment, confidentiality, and non-competition agreement on, and effective, March 18, 2013, pursuant to which the Company employs Mr. Tipton as its Chief Financial Officer and Vice President of Finance, at a base salary of at least $230,000 per year plus an annual bonus opportunity based upon his annual bonus target established by the Compensation Committee.  The employment agreement automatically renews for successive six month periods, unless either Mr. Tipton or the Company gives written notice to the other 30 days prior to the expiration of the then-current term that the agreement will not be renewed, or Mr. Tipton is terminated for cause.

Mr. Tipton’s employment agreement permits the Company to terminate Mr. Tipton’s employment without further compensation for cause or on account of death or disability.  The Company also will not be obligated to pay any further compensation if Mr. Tipton elects not to renew.  If the Company terminates Mr. Tipton’s employment without cause or elects not to renew, Mr. Tipton will be entitled to receive (i) the balance of base salary due under the employment agreement for the balance of its term, and subject to the executive’s execution of a general release of claims, (ii) twelve (12) months’ severance pay at his then-current base salary, (iii) health coverage premiums for up to 18 months paid for Mr. Tipton and his dependents as long as they are qualified and eligible for COBRA coverage, and (iv) payment of his annual bonus calculated based on the greater of the prior fiscal year’s Executive Bonus Plan payment or 100% of the Executive’s Bonus Plan target for the year in which Mr. Tipton’s employment terminates.

Mr. Tipton’s employment agreement also includes covenants regarding confidentiality, non-competition and non-solicitation of employees; the non-competition and non-solicitation covenants apply during and for twelve months after employment.  Remedies for breach of these covenants include injunctive relief and arbitration.

In addition, certain of Mr. Tipton’s Restricted Stock Agreements and Stock Option Agreements provide that if one investor accumulates 20% or more of the outstanding shares of Common Stock, then, effective as of the date of such accumulation by that investor, all of Mr. Tipton’s unvested shares of restricted stock will be released from the forfeiture restrictions and become fully vested and all of his stock options will vest and become fully exercisable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, which is incorporated herein by reference.

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

Item 11.  Executive Compensation.

See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, which is incorporated herein by reference.

The following table sets forth information as of December 31, 2012 regarding the Company’s equity compensation plans:

	Number of securities in thousands to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities in thousands remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	2,053	$4.06	463
Equity Compensation plans not approved by security holders	-	-	-
Total	2,053	$4.06	463

See Note 9 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder-approved stock incentive plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See information regarding certain relationships, related transactions and director independence under the headings “Election of Directors,” “Audit Committee,” “Nominating and Governance Committee,” “Executive Compensation,” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

See information regarding principal accountant fees and services under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2013” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, which is incorporated herein by reference.

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

INTERPHASE CORPORATION

Date: March 20, 2013	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2013.

Name	Title

/s/ Gregory B. Kalush	Chairman of the Board,
Gregory B. Kalush	Chief Executive Officer and President
(Principal executive officer)

/s/ Thomas N. Tipton, Jr.	Chief Financial Officer, Secretary,
Thomas N. Tipton, Jr.	Vice President of Finance and Treasurer
(Principal financial and accounting officer)

/s/ Mark D. Kemp	Director
Mark D. Kemp

/s/ Michael J. Myers	Director
Michael J. Myers

/s/ Kenneth V. Spenser	Director
Kenneth V. Spenser

/s/ Christopher B. Strunk	Director
Christopher B. Strunk

/s/ S. Thomas Thawley	Vice Chairman and Director
S. Thomas Thawley

*  All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Interphase Corporation

We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 20, 2013

INTERPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$3,949	$7,470
Marketable securities	4,854	4,355
Trade accounts receivable, less allowances of $39 and $43, respectively	2,781	2,998
Inventories	2,219	1,556
Prepaid expenses and other current assets	350	414
Total current assets	14,153	16,793

Machinery and equipment	6,036	6,233
Leasehold improvements	332	327
Furniture and fixtures	400	400
	6,768	6,960
Less-accumulated depreciation and amortization	(6,434)	(6,591)
Total property and equipment, net	334	369

Capitalized software, net	175	225
Other assets	516	431
Total assets	$15,178	$17,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$777	$1,008
Deferred revenue	375	164
Accrued liabilities	1,149	1,231
Accrued compensation	221	393
Total current liabilities	2,522	2,796

Deferred lease obligations	103	180
Long term debt	3,500	3,500
Total liabilities	6,125	6,476

Commitments and contingencies

Shareholders' Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 7,006,310 and 6,895,085 shares issued and outstanding, respectively	701	690
Additional paid in capital	45,730	44,232
Retained deficit	(36,493)	(32,708)
Cumulative other comprehensive loss	(885)	(872)
Total shareholders' equity	9,053	11,342
Total liabilities and shareholders' equity	$15,178	$17,818

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010

Revenues:
Product	$10,609	$19,524	$16,815
Service	3,246	2,469	1,392
Total revenues	13,855	21,993	18,207
Cost of sales:
Product	5,382	9,907	8,340
Service	2,324	1,555	680
Total cost of sales	7,706	11,462	9,020

Gross margin	6,149	10,531	9,187

Research and development	3,290	3,814	6,572
Sales and marketing	3,358	3,498	4,512
General and administrative	3,034	3,529	3,843
Restructuring charge	253	-	3,339
Total operating expenses	9,935	10,841	18,266

Loss from operations	(3,786)	(310)	(9,079)

Interest income, net	25	22	102
Other loss, net	(12)	-	(79)

Loss before income tax	(3,773)	(288)	(9,056)

Income tax provision (benefit)	12	217	(637)

Net loss	$(3,785)	$(505)	$(8,419)

Net loss per share:
Basic	$(0.54)	$(0.07)	$(1.23)
Diluted	$(0.54)	$(0.07)	$(1.23)

Weighted average common shares	6,975	6,857	6,839
Weighted average common and dilutive shares	6,975	6,857	6,839

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2012	2011	2010

Net loss	$(3,785)	$(505)	$(8,419)
Other comprehensive loss:
Foreign currency translation adjustment	(14)	(28)	(125)
Unrealized holding gain (loss) arising during period, net of tax	1	(20)	(32)
Other comprehensive loss	(13)	(48)	(157)
Comprehensive loss	$(3,798)	$(553)	$(8,576)

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid in	Retained	Cumulative Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2009	6,911	$691	$43,022	$(23,784)	$(667)	$19,262
Stock forfeited under restricted stock plan	(95)	(9)	9	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	324	-	-	324

Comprehensive income:
Foreign currency translation	-	-	-	-	(125)	(125)
Unrealized holding period loss	-	-	-	-	(32)	(32)

Net loss	-	-	-	(8,419)	-	(8,419)

Balance at December 31, 2010	6,816	$682	$43,355	$(32,203)	$(824)	$11,010
Option exercises	107	11	516	-	-	527
Stock forfeited under restricted stock plan, net of stock issued	(28)	(3)	3	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	358	-	-	358

Comprehensive income:
Foreign currency translation	-	-	-	-	(28)	(28)
Unrealized holding period loss	-	-	-	-	(20)	(20)

Net loss	-	-	-	(505)	-	(505)

Balance at December 31, 2011	6,895	$690	$44,232	$(32,708)	$(872)	$11,342
Option exercises	177	17	818	-	-	835
Stock forfeited under restricted stock plan, net of stock issued	(66)	(6)	6	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	674	-	-	674

Comprehensive income:
Foreign currency translation	-	-	-	-	(14)	(14)
Unrealized holding period gain	-	-	-	-	1	1

Net loss	-	-	-	(3,785)	-	(3,785)

Balance at December 31, 2012	7,006	$701	$45,730	$(36,493)	$(885)	$9,053

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,785)	$(505)	$(8,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Recovery of)/provision for uncollectible accounts and returns	(4)	(22)	12
Provision for excess and obsolete inventories	57	60	200
Depreciation and amortization	377	565	725
Amortization of stock-based compensation	674	358	324
Write-off of impaired capitalized software, property and equipment	-	-	29
Change in assets and liabilities:
Trade accounts receivable	221	1,914	204
Inventories	(720)	29	(146)
Prepaid expenses and other current assets	66	(51)	1,715
Other assets	(77)	312	(552)
Accounts payable, deferred revenue and accrued liabilities	(120)	(1,550)	(6)
Accrued compensation	(172)	(276)	(762)
Deferred lease obligations	(77)	(63)	(53)
Net cash (used in) provided by operating activities	(3,560)	771	(6,729)

Cash flows from investing activities:
Purchase of property and equipment	(165)	(205)	(47)
Purchase of capitalized software	(127)	(93)	(30)
Proceeds from the sale of marketable securities	10,248	7,878	6,640
Purchases of marketable securities	(10,746)	(6,249)	(2,950)
Net cash (used in) provided by investing activities	(790)	1,331	3,613

Cash flows from financing activities:
Borrowings under credit facility	14,000	10,500	7,500
Payments on credit facility	(14,000)	(10,500)	(7,500)
Proceeds from the exercise of stock options	835	527	-
Net cash provided by financing activities	835	527	-

Effect of exchange rate changes on cash and cash equivalents	(6)	69	(227)

Net (decrease) increase in cash and cash equivalents	(3,521)	2,698	(3,343)
Cash and cash equivalents at beginning of year	7,470	4,772	8,115
Cash and cash equivalents at end of year	$3,949	$7,470	$4,772

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$10	$14	$-
Interest paid	$7	$30	$32

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business:  Interphase Corporation (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services.  The Company provides its customers solutions for connectivity, interworking and packet processing.  Clients of the Company’s communications networking products include Alcatel-Lucent, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Siemens Networks, Oracle, and Samsung.

The Company also offers engineering design and manufacturing services to customers from a wide variety of industries within the electronics market.

Interphase recently expanded its business to include penveu®, a handheld device that adds interactivity to the installed base of projectors and large screen displays, making any flat surface, from pull down screens to HDTVs, an interactive display system.  penveu is an affordable and portable solution that targets the education and enterprise markets.

The Company, founded in 1974, is headquartered in Plano, Texas, with manufacturing facilities in Carrollton, Texas, and sales offices in the United States and Europe.  See Note 14 for information regarding the Company’s revenues related to North America and foreign regions.

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

Cash and Cash Equivalents:  The Company considers cash and temporary investments with original maturities of less than three months, as well as interest-bearing money market accounts, to be cash equivalents.  The Company maintains cash balances at various financial institutions with high credit ratings.  From time to time, the Company has had cash in financial institutions in excess of federally insured limits or in interest bearing accounts.

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

The fair values of marketable securities were estimated using the market approach.  As of December 31, 2012, the fair market value of marketable securities was approximately $4.9 million, of which approximately $4.7 million matures in one year or less, and approximately $200,000 matures after one year, but less than five years.  As of December 31, 2011, the fair market value of marketable securities was approximately $4.4 million, of which approximately $2.3 million matures in one year or less, and approximately $2.1 million matures after one year, but less than five years.  The Company recorded an unrealized gain with respect to certain available-for-sale securities in 2012 of $1,000.  The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2011 of $20,000.

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2012			December 31, 2011

	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Asset Backed	Level 2	$952	$3	$955	$2,136	$2	$2,138
Corporate Bonds	Level 2	698	1	699	616	1	617
US Treasuries	Level 2	3,200	-	3,200	1,600	-	1,600
Total		$4,850	$4	$4,854	$4,352	$3	$4,355

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

The activity in this account was as follows (in thousands):

Year Ended December 31:	Balance at Beginning of Period	Charged to Expense	(Write-offs) Net of Recoveries	Balance at End of Period
2012	$18	$1	$(2)	$17
2011	$23	$-	$(5)	$18
2010	$41	$-	$(18)	$23

Allowance for Returns:  The Company maintains an allowance for returns, based upon expected return rates, when such return rates are estimable.  The estimates of expected return rates are generally a factor of historical returns experience.  Changes in return rates could impact allowance for return estimates.  As of December 31, 2012, 2011 and 2010, the allowance for returns was $22,000, $25,000 and $47,000, respectively, and presented as a reduction to accounts receivable.

Inventories:  Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead.  Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2012	2011
Raw Materials	$1,616	$1,231
Work-in-Process	462	214
Finished Goods	141	111
Total	$2,219	$1,556

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products.  Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2012, 2011 and 2010 were $57,000, $60,000 and $200,000, respectively.

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

Year ended December 31:	Depreciation Expense
2012	$200
2011	$217
2010	$278

The depreciable lives of property and equipment are as follows:

Machinery and equipment (years)	3	-	5
Leasehold improvements	Term of the respective leases
Furniture and fixtures (years)	3	-	10

Capitalized Software:  Capitalized software represents various software licenses purchased by the Company and utilized in connection with the Company’s products as well as the general operations of the Company.  In addition, the Company capitalizes certain external direct costs incurred to create internal use software, principally related to applications, infrastructure and the development of its websites.  Capitalized software is amortized over three to five years utilizing the straight-line method.  Related amortization expense and accumulated amortization were as follows (in thousands):

Year ended December 31:	Amortization Expense	Accumulated Amortization
2012	$ 177	$ 3,401
2011	$ 348	$ 3,306
2010	$ 447	$ 2,945

Long-Lived Assets:  Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  All impairments are recognized in operating results when a permanent reduction in value occurs.  There was no such writedown during 2012 or 2011.  Due to the restructuring activities taken in 2010, there was no future use associated with certain furniture and fixtures and computer equipment, which resulted in writedowns of these long-lived assets of $29,000 during 2010.  The writedowns were recorded in operating expense as part of the restructuring charge.

Revenue Recognition:  Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.”  Product revenues and electronic manufacturing services revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable.  Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues.  Service revenue, other than electronic manufacturing services revenue, is recognized as the services are performed.  Deferred revenue consists primarily of service revenue not yet performed.

The Company’s long-term engineering design services are typically provided on a fixed-fee basis.  The revenues for such projects that require significant customization and integration are recognized using the percentage-of-completion method.  In using the percentage-of-completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort.  Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract.  Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates.  Uncertainties include implementation delays or performance issues that may or may not be within the Company’s control.  Changes in these estimates could result in a material impact on revenues and net earnings (loss).  If the Company is unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed.  The Company had unbilled revenues of $77,000 and $90,000 included in trade accounts receivable on the Company’s balance sheet at December 31, 2012 and 2011, respectively.

Warranty Reserve:  The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period.  The Company has established a warranty reserve of $15,000 and $35,000 at December 31, 2012 and 2011, respectively, as a component of accrued liabilities, for any potential claims.  The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.

Research and Development:  Research and development costs are charged to expense as incurred.

Interest Income, Net: Interest income from investments in securities and cash balances was $34,000, $46,000 and $141,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Interest expense related to the Company’s credit facility was $9,000, $24,000 and $39,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Expense:  Advertising costs are charged to expense as incurred.  Advertising expense was $9,000, $6,000 and $9,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Other Comprehensive Loss:  Other comprehensive loss is presented on the Consolidated Statements of Comprehensive Income and is comprised of unrealized gains and losses excluded from the Consolidated Statements of Operations.  These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

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

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2012	2011

Prepaid insurance	$95	$124
Prepaid rent	61	59
Prepaid maintenance contracts	58	47
Prepaid other	136	184
Total prepaid expenses and other current assets	$350	$414

3.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011

Reserve for uncertain tax position	$820	$784
Inventory receipts	48	227
Legal	16	45
Provision for restructuring	162	-
Accrued other	103	175
Total accrued liabilites	$1,149	$1,231

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

In an attempt to mitigate the risk described above, the Company has entered into, from time to time, foreign exchange contracts to purchase a fixed amount of Euros on a fixed date in the future at a fixed rate determined at the contract date.  These derivative financial instruments do not meet the criteria to qualify as hedges.  Changes in the market value of these contracts result in gains or losses recognized in other loss, net in the period of the change.  The Company held no foreign exchange contracts at any point during the years ended December 31, 2012 and 2011, and thus there was no related gain or loss.  For the year ended December 31, 2010, the Company recognized a loss of $62,000 related to a foreign exchange contract.  At December 31, 2012 and 2011, there were no foreign exchange contracts outstanding.

5.  CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2015.  The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement.  At December 31, 2012 and December 31, 2011, the Company’s interest rate on the $3.5 million outstanding balance was 1.2% and 1.8%, respectively.  The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  All borrowings under this facility are secured by marketable securities.  The outstanding balance of $3.5 million as of December 31, 2012 and 2011 is classified as long-term debt on the Company’s consolidated balance sheets.  Subsequent to December 31, 2012 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid.

6.  INCOME TAXES

The provision (benefit) for income taxes applicable to operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010

United States tax provision	$7	$7	$-
Foreign tax provision (benefit)	5	210	(637)
Total income tax provision (benefit)	$12	$217	$(637)

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2012 and 2011, are presented as follows (in thousands):

	Year ended December 31,
	2012	2011
Current deferred tax assets:

Inventories	$283	$264
Accounts receivable	6	6
Deferred revenue	130	57
Other accruals	432	287
Total current deferred tax assets	$851	$614

Noncurrent deferred tax assets:
Depreciation	$295	$229
Other	397	251
Net operating loss carryforwards	15,872	14,862
Total noncurrent deferred tax assets	$16,564	$15,342

Valuation allowance for deferred tax assets	(17,415)	(15,956)
Deferred tax assets, net of valuation allowance	$-	$-

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

Concluding that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Cumulative losses weigh heavily in the overall assessment.  The Company continues to maintain a valuation allowance on all of the net deferred tax assets at December 31, 2012 because management believes, after considering all available objective evidence, that the realization of the assets is not reasonably assured.  Until an appropriate level of profitability is sustained, the Company expects to record a full valuation allowance on future tax benefits, except for those that may be generated in foreign jurisdictions.

The differences between the actual income tax provision (benefit) and the amount computed by applying the statutory federal tax rate to the loss before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Income tax benefit at statutory rate	$(1,283)	$(98)	$(3,079)
Benefit for French research and development tax credit	-	-	(1,125)
State provision	2	15	-
French permanent items	(84)	81	118
Foreign income inclusion	(5)	100	-
Adjustment to deferred tax assets	(66)	(38)	(169)
Other	(11)	(2)	5
Change in valuation allowance	1,459	159	3,613
Income tax provision (benefit)	$12	$217	$(637)

At December 31, 2012, the Company had approximately $46.6 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022.  The federal net operating loss includes $3.6 million related to non-qualified stock option deductions.  The Company also had state net operating losses of $4.5 million.  The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized.  At December 31, 2012, the Company’s French subsidiary has a net research and development tax credit, generated in 2010, of $297,000, classified as a non-current asset on the Company’s consolidated balance sheet.  The Company expects to receive the refund for the research and development tax credit generated for the year ended December 31, 2010 in 2014 or to utilize it to offset future tax payments in advance of the refund.  The Company no longer generates tax credits from French research and development activities as a result of the closure of its French operations at the end of 2010.

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

At both December 31, 2012 and 2011, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations.  Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future.  As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate.  The Company does not anticipate any event in the next twelve months that would cause a change to this position.  The Company will recognize any penalties and interest when necessary as tax expense.  The U.S. federal returns for the years ending December 31, 2009 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss, and the 2002 net operating loss (“NOL”) is still being used by the Company.  The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.

The Company is also subject to income tax in France.  At December 31, 2012, the Company had an uncertain tax position of $820,000, of which $722,000 is related to a potential liability, $72,000 is related to possible interest, and $26,000 is related to a potential penalty.  At December 31, 2011, the Company had an uncertain tax position of $784,000, of which $712,000 is related to a potential liability, $46,000 is related to possible interest, and $26,000 is related to a potential penalty.  The uncertain tax position in France is expected to have a favorable impact in the amount of $820,000, resulting in a favorable impact on the effective tax rate.  The Company is under a tax audit in France related to the years ended December 31, 2009, 2010, and 2011; however, it does not anticipate any event, other than the results of this tax audit, in the next twelve months that would cause a change to this position.  As a result of the tax audit, the French income tax returns for the years ended December 31, 2009 and subsequent remain open for examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefit
Balance as of January 1, 2011	$720
Additions based on tax positions - previous years	185
Reductions as a result of lapse of statute limitations	(103)
Effect of exchange rate changes	(18)
Balance as of December 31, 2011	$784

Additions based on tax positions - previous years	$22
Reductions as a result of lapse of statute limitations	-
Effect of exchange rate changes	14
Balance as of December 31, 2012	$820

7.  RESTRUCTURING CHARGE

On October 19, 2012, the Company committed to a plan intended to improve the balance between the Company’s telecommunications product expenses with the reduced revenue levels of this product line.  Under the 2012 restructuring plan, the Company reduced its workforce by 10 regular full-time positions.  As a result of the 2012 restructuring plan, the Company recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits.  The following table summarizes the timing of payments under the restructuring plan (in thousands):

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments during quarter ended December 31, 2012	(91)
Remaining liability as of December 31, 2012	$162

On September 30, 2010, the Company initiated a restructuring plan to mitigate gross margin erosion by reducing manufacturing and procurement costs, streamline research and development expense and focus remaining resources on key strategic growth areas, and reduce selling and administrative expenses through product rationalization and consolidation of support functions.  Under the 2010 restructuring plan, the Company reduced its worldwide workforce by 39 regular full-time positions, including the closure of its European engineering and support center located in Chaville, France.  As a result of the 2010 restructuring plan, the Company recorded a restructuring charge of approximately $3.3 million, classified as an operating expense, in the third quarter of 2010 related to future cash expenditures to cover employee severance and benefits and other related costs.  These amounts were paid out under the restructuring plan by the end of 2011.

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2012	2011	2010
Basic loss per share:
Net loss	$(3,785)	$(505)	$(8,419)
Weighted average common shares outstanding	6,975	6,857	6,839
Basic loss per share	$(0.54)	$(0.07)	$(1.23)

Diluted loss per share:
Net loss	$(3,785)	$(505)	$(8,419)
Weighted average common shares outstanding	6,975	6,857	6,839
Dilutive stock options and restricted stock	-	-	-
Weighted average common shares outstanding – assuming dilution	6,975	6,857	6,839

Diluted loss per share	$(0.54)	$(0.07)	$(1.23)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	750	704	1,371

9.  COMMON STOCK

2004 Long-Term Stock Incentive Plan:  The Interphase Corporation Amended and Restated Stock Option Plan and the Interphase Corporation Directors Stock Option Plan were collectively amended and restated as the “Interphase Corporation 2004 Long-Term Stock Incentive Plan,” effective May 5, 2004.  Options granted under the separate plans prior to the effective date of the amended and restated plan are subject to the terms and conditions of the separate plans in effect with respect to such options prior to the effective date, and awards granted after the effective date are subject to the terms and conditions of the 2004 Long-Term Stock Incentive Plan.  Awards granted under this plan may be (a) incentive stock options, (b) non-qualified stock options, (c) bonus stock awards, (d) stock appreciation rights, (e) performance share awards and performance unit awards, (f) phantom stock awards, and (g) any other type of award established by the Compensation Committee which is consistent with the Plan’s purposes, as designated at the time of grant.  The total amount of Common Stock with respect to which awards may be granted under the Plan is 5,250,000 shares.  The Company issues new shares upon exercise of stock options.

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

Amended and Restated Director Stock Option Plan:  Stock option grants pursuant to the directors’ plan vest over a period of one to three years and have a term of ten years.  The exercise prices related to these options are equal to the market value of the Company’s stock on the date of grant.

Stock Options:  During 2012, the Company issued 194,500 stock options that vest over a one to four year period and expire ten years from date of grant.  The weighted average exercise price of these stock options is $4.56.  During 2011, the Company issued 219,500 stock options that vest over a one to four year period and expire ten years from date of grant.  The weighted average exercise price of these stock options is $2.05.  Compensation expense related to these stock options was $392,000, $162,000 and $39,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, the Company also issued 900,500 stock options with performance-based vesting conditions for the years ending December 31, 2012, 2013, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, 2016, and 2017, respectively.  The weighted average exercise price of these stock options is $3.80.  During 2011, the Company issued 150,500 stock options with performance-based conditions through the year ended December 31, 2015, the achievement of which would result in vesting in February 2016.  The weighted average exercise price of these stock options is $4.32.  During 2010, the Company issued 171,000 stock options with performance-based conditions through the year end December 31, 2014, the achievement of which would result in vesting in February 2015.  The weighted average exercise price of these stock options is $1.66.  All stock options with performance-based conditions expire ten years from the date of grant.  Of the stock options outstanding at December 31, 2012, approximately 1,091,000 are subject to the achievement of certain performance conditions.  The performance conditions related to approximately 48,000 of these stock options were deemed probable as of December 31, 2012.  Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $147,000 and $9,000 for the years ended December 31, 2012 and 2011, respectively.  The performance conditions related to the remaining stock options were not deemed probable at December 31, 2012; therefore, no compensation expense related to these options has been recorded in 2012.  The Company did not recognize any compensation expense related to performance-based stock options during 2010 as the performance conditions were not deemed probable.

The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Balance, December 31, 2009	1,450	$8.16	$ -

Granted	443	1.71
Exercised	-	N/A
Canceled	(423)	12.42
Balance, December 31, 2010	1,470	5.00	-

Granted	370	2.98
Exercised	(107)	4.92
Canceled	(401)	5.77
Balance, December 31, 2011	1,332	4.21	1,724

Granted	1,095	3.94
Exercised	(176)	4.71
Canceled	(198)	3.79
Balance, December 31, 2012	2,053	4.06	448

Exercisable at December 31, 2012	544	$5.75	$167

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2012 (in thousands, except option prices):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/12	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/12	Weighted Average Exercise Price
$1.36	-	$4.18	1,135	8.88	$2.45	189	$1.71
$4.19	-	$8.35	773	6.87	5.15	210	5.83
$8.36	-	$11.45	145	1.23	10.89	145	10.89
Total			2,053	7.58	$4.06	544	$5.75

Option Valuation:  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	2012	2011	2010
Weighted average risk free interest rates	1.83%	3.01%	2.84%
Weighted average life (in years)	10	10	10
Volatility	66.10%	64.81%	63.37%
Expected dividend yield	-	-	-
Weighted average grant-date fair value per share of options granted	$2.87	$2.20	$1.24

Restricted Stock:  The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient.  Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares.  Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2012, the Company issued 9,000 restricted stock shares at a market price of $5.72.  During 2011, the Company issued 72,000 restricted stock shares at a market price of $4.41.  There were no shares of restricted stock issued during 2010.  Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods.  Compensation expense related to restricted stock was $135,000, $188,000 and $285,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was $261,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.1 years.  As of December 31, 2011, there was $479,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.0 years.

The following summarizes the restricted stock activity for 2012 and 2011 (in thousands, except weighted average grant date value):

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2010	319	$2.52
Granted	72	4.41
Vested	(65)	4.63
Cancelled/Forfeited	(100)	2.17
Nonvested restricted stock at December 31, 2011	226	2.67

Granted	9	5.72
Vested	(49)	3.35
Cancelled/Forfeited	(74)	1.82
Nonvested restricted stock at December 31, 2012	112	$3.17

Shareholder Rights Plan:  The Board of Directors adopted a Shareholder Rights Plan (the “Plan”) and, under the Plan, declared a non-taxable dividend, paid at the close of business on August 9, 2011 (the “Record Date”), of one common share purchase right (a “Right”) for each outstanding share of Common Stock.  From the Record Date until the Rights become exercisable, the Rights will be attached to all outstanding shares of Common Stock and, therefore, will be represented by the certificates evidencing the shares of Common Stock and transferrable only with the shares of Common Stock.  A Right will be exercisable, upon certain conditions, to purchase one share of Common Stock from the Company at a price of $39, subject to adjustment.  The Rights will become exercisable, and separate from the shares of Common Stock, upon the earlier of:

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

10.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012, 2011 and 2010, the Company had no related party transactions.

11.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements.  Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and, through July 6, 2012, the Company matched 50% up to 6% of the employee’s contributions, up to a maximum of $7,500 per employee for the year ended December 31, 2012. Subsequent to July 6, 2012, the Company suspended its match of the employee’s contributions.  The total expense under this plan was $130,000, $208,000 and $339,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company offers no post-retirement or post-employment benefits to its employees.

12.  OTHER FINANCIAL INFORMATION

Major Customers:  During 2012, sales to Alcatel-Lucent and Nokia Siemens Networks were $3.8 million (or 27%) and $1.9 million (or 13%), respectively, of the Company’s consolidated revenues.  During 2011, sales to Nokia Siemens Networks and Alcatel-Lucent were $6.7 million (or 31%) and $4.6 million (or 21%), respectively, of the Company’s consolidated revenues.  During 2010, sales to Alcatel-Lucent and Nokia Siemens Networks were $5.1 million (or 28%) and $2.9 million (or 16%), respectively, of the Company’s consolidated revenues.  No other customers individually accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2012, was $721,000, $401,000, $387,000, and $312,000 due from Nokia Siemens Networks, Networks Engines, Alcatel-Lucent, and Genband, respectively.  Included in accounts receivable at December 31, 2011, was $786,000 and $734,000 due from Alcatel-Lucent and Nokia Siemens Networks, respectively.  No other customers individually accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

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

As of December 31, 2012, operating lease commitments having non-cancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2013	$630
2014	$133
2015	$-
2016	$-
Thereafter	$-

Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2012	$580
2011	$630
2010	$794

As of December 31, 2012, the Company had approximately $50,000 of non-cancelable purchase commitments for materials and hardware as part of the normal course of business.

Contingencies:  Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS.  The lawsuits were filed between November 2010 and April 2011 and are pending in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France.  The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010.  See Note 7 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan.  The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.1 million at December 31, 2012, related to these claims.  The Company believes that the Plaintiffs’ claims are without merit and plans to continue to vigorously defend itself in this lawsuit.

On March 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of twenty-three of the twenty-five former employees.  On May 31, 2012, the Court reported that the four judges’ votes were split; therefore, another hearing before the Labor Court took place on January 25, 2013.  The same four judges heard the case again, along with a professional judge from another court to ensure that a majority decision will be reached.  The decision of the Labor Court for twenty-two former employees is scheduled to be rendered on March 22, 2013.  For one of the twenty-three former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described below.  This case will be heard again on September 27, 2013.  It is likely that the Labor Court will render the same decision and again postpone the hearing until the Administrative Tribunal makes its decision.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status.  On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing.  Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court.  The decision of the Labor Court is scheduled to be rendered on March 22, 2013.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative.  The Labor Court granted the Company’s motion and rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described below.  This case will be heard again on May 28, 2013.  It is likely that the Labor Court will render the same decision and again postpone the hearing until the Administrative Tribunal makes its decision.

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy.  Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration.  Each of those former employees filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy.  Although each such claim or action is directed against the State, Interphase is also a party to these proceedings.  These cases are still pending before the Administrative Tribunal, and the date of the hearing has not been scheduled since additional briefs and evidence are still being communicated.

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

Following a settlement agreement entered into by Mosaid, Freescale, Interphase, and the other parties to this lawsuit, on February 28, 2013, the court entered an order dismissing this lawsuit and all claims asserted therein by Mosaid against Freescale and Interphase with prejudice.  Under the settlement agreement and the order, Interphase will not have any obligation to pay any amount or materially change any of its business practices.

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

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance.  Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service.  As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance.  Under this ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality.  This ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables).   The Company adopted and prospectively applied the provisions of this standard beginning January 1, 2011.  The adoption of this standard did not have a material impact on the consolidated financial statements.

14.  SEGMENT DATA

Interphase is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services.  The Company provides its customers solutions for connectivity, interworking and packet processing.  The Company also offers engineering design and manufacturing services to customers from a wide variety of industries within the electronics market.  Interphase recently expanded its business to include penveu®, a handheld device that adds interactivity to the installed base of projectors and large screen displays, making any flat surface, from pull down screens to HDTVs, an interactive display system. Except for revenues, which are monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company considers itself to have only a single reporting segment.

Geographic long lived assets, determined by physical location, are all located in North America as of December 31, 2012 and 2011.  Revenue, determined by location of the customer, related to North America and foreign regions for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

Revenues	2012	2011	2010
North America	$7,947	$7,608	$6,559
Pacific Rim	3,340	7,679	6,458
Europe	2,568	6,706	5,190
Total	$13,855	$21,993	$18,207

Additional information regarding revenues by product-line is as follows (in thousands):

Product Revenues	2012	2011	2010
Telecommunications	$10,082	$17,771	$15,104
Services	3,246	2,469	1,392
Enterprise	393	1,591	1,553
Other	134	162	158
Total	$13,855	$21,993	$18,207

15.  QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2012 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$4,014	$3,470	$3,167	$3,204
Gross margin	1,849	1,577	1,464	1,259
Loss before income tax	(933)	(1,127)	(532)	(1,181)
Net loss	(929)	(1,122)	(541)	(1,193)
Net loss per share:
Basic EPS	$(0.13)	$(0.16)	$(0.08)	$(0.17)

Diluted EPS	$(0.13)	$(0.16)	$(0.08)	$(0.17)

Quarterly results of operations for 2011 (unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$6,688	$6,177	$5,521	$3,607
Gross margin	3,252	3,247	2,595	1,437
Income (loss) before income tax	239	332	90	(949)
Net income (loss)	231	317	59	(1,112)
Net income (loss) per share:
Basic EPS	$0.03	$0.05	$0.01	$(0.16)

Diluted EPS	$0.03	$0.04	$0.01	$(0.16)

Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted income (loss) per common share for the applicable year.

INDEX TO EXHIBITS

Exhibits

3 (a)	Certificate of Incorporation of the registrant and all amendments. (10)
3 (b)	Amended and Restated Bylaws of the registrant. (1)
4 (a)	Rights Agreement dated as of July 29, 2011 by and between the Company and Computershare Trust Company N.A., as Rights Agent. (11)
10 (a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (2)
10 (b)	Second Amendment to lease on Facility at Parkway Center, Phase I, Plano, Texas. (3)
10 (c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (4)
10 (d)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (5)
10 (e)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (6)
10 (f)	Second Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (13)
10 (g)	Third Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (13)
10 (h)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(7)
10 (i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated March 18, 2013. *(13)
10 (j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(7)
10 (k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(7)
10 (l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(7)
10 (m)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008. *(8)
10 (n)	Interphase Corporation 2004 Long-Term Stock Incentive Plan. *(9)
10 (o)	Form of Indemnification Agreement with directors and officers of the registrant. *(12)
21 (a)	Subsidiaries of the Registrant. (13)
23 (a)	Consent of Independent Registered Public Accounting Firm. (13)
31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (13)
31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (13)
32 (a)	Section 1350 Certification. (13)
32 (b)	Section 1350 Certification. (13)
101.INS	XBRL Instance Document. (14)
101.SCH	XBRL Taxonomy Extension Schema Document. (14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (14)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (14)

E-1

(1)	Filed as an exhibit to Form 8-K on July 31, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
(7)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.
(8)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to Schedule 14A on March 31, 2004 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K on August 2, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to Form 8-K on November 1, 2011, and incorporated herein by reference.
(13)	Filed herewith.
(14)	Furnished electronically herewith, but (in accordance with Rule 406T of Regulation S-T) not deemed “filed”.

* Management contract or compensatory plan or arrangement.

E-2