Form 10-Q
period 2013-03-31
INTERPHASE CORP
filed 2013-05-09
CIK 728249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of April 29, 2013, shares of common stock outstanding totaled 7,002,146.

INTERPHASE CORPORATION

Index to Form 10-Q
Quarterly Period Ended March 31, 2013

PART I
FINANCIAL INFORMATION

Item 1.                                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$3,791	$3,949
Marketable securities	4,530	4,854
Trade accounts receivable, less allowances of $38 and $39, respectively	2,609	2,781
Inventories	2,072	2,219
Prepaid expenses and other current assets	552	350
Total current assets	13,554	14,153

Machinery and equipment	6,051	6,036
Leasehold improvements	332	332
Furniture and fixtures	400	400
	6,783	6,768
Less-accumulated depreciation and amortization	(6,469)	(6,434)
Total property and equipment, net	314	334

Capitalized software, net	153	175
Other assets	508	516
Total assets	$14,529	$15,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,097	$777
Deferred revenue	347	375
Accrued liabilities	1,484	1,149
Accrued compensation	154	221
Total current liabilities	3,082	2,522

Deferred lease obligations	82	103
Long-term debt	3,500	3,500
Total liabilities	6,664	6,125

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 7,006,310 and 7,006,310 shares issued and outstanding, respectively	701	701
Additional paid in capital	45,935	45,730
Retained deficit	(37,903)	(36,493)
Cumulative other comprehensive loss	(868)	(885)
Total shareholders' equity	7,865	9,053
Total liabilities and shareholders' equity	$14,529	$15,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Product	$2,558	$3,233
Service	722	781
Total revenues	3,280	4,014
Cost of sales:
Product	1,520	1,618
Service	490	547
Total cost of sales	2,010	2,165
Gross margin	1,270	1,849

Research and development	830	932
Sales and marketing	676	914
General and administrative	888	940
Restructuring benefit	(67)	-
Total operating expenses	2,327	2,786
Loss from operations	(1,057)	(937)

Other (loss) income, net	(341)	4
Loss before income tax	(1,398)	(933)

Income tax expense (benefit)	12	(4)
Net loss	$(1,410)	$(929)

Net loss per share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(1,410)	$(929)
Other comprehensive income (loss):
Foreign currency translation adjustment	19	(10)
Unrealized holding (loss) gain arising during period, net of tax	(2)	3
Other comprehensive income (loss)	17	(7)
Comprehensive loss	$(1,393)	$(936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,410)	$(929)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of uncollectible accounts and returns	(1)	(2)
Provision for excess and obsolete inventories	16	25
Depreciation and amortization	57	135
Stock-based compensation expense	205	151
Change in assets and liabilities:
Trade accounts receivable	173	(352)
Inventories	131	(341)
Prepaid expenses and other current assets	(204)	(93)
Other assets	(3)	34
Accounts payable, deferred revenue and accrued liabilities	665	143
Accrued compensation	(67)	(233)
Deferred lease obligations	(21)	(17)
Net cash used in operating activities	(459)	(1,479)

Cash flows from investing activities:
Purchases of property and equipment	(15)	(77)
Purchases of capitalized software	-	(49)
Proceeds from the sale of marketable securities	3,830	1,980
Purchases of marketable securities	(3,507)	(2,056)
Net cash provided by (used in) investing activities	308	(202)

Cash flows from financing activities:
Borrowings under credit facility	3,500	3,500
Payments on credit facility	(3,500)	(3,500)
Proceeds from the exercise of stock options	-	508
Net cash provided by financing activities	-	508

Effect of exchange rate changes on cash and cash equivalents	(7)	-

Net decrease in cash and cash equivalents	(158)	(1,173)
Cash and cash equivalents at beginning of period	3,949	7,470
Cash and cash equivalents at end of period	$3,791	$6,297

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

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made.  All such adjustments are of a normal, recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012.

NOTE 2.  - STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2013, the Company issued 9,000 stock options that vest over a four year period and expire ten years from date of grant.  The weighted average exercise price of these stock options is $2.48.  During the three months ended March 31, 2012, the Company issued 67,000 stock options that vest over a one to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $4.80.  Compensation expense related to stock options without performance-based vesting conditions was $118,000 and $73,000 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, the Company issued no stock options with performance-based vesting conditions.  During the three months ended March 31, 2012, the Company issued 448,000 stock options with performance-based vesting conditions for the years ended December 31, 2012, 2013, 2014, and 2015, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, and 2016, respectively. The weighted average exercise price of these stock options is $4.76.  All stock options with performance-based conditions expire ten years from date of grant.  Of the unvested stock options outstanding at March 31, 2013, 923,700 are subject to the achievement of certain performance conditions.  The performance conditions related to approximately 19,000 of these stock options were deemed probable as of March 31, 2013.  Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $56,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.  The performance conditions related to the remaining options were not deemed probable at March 31, 2013; therefore no compensation expense related to these options has been recorded.

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2013 and 2012 was 4.31 years and 3.07 years, respectively.

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2012	2,052,783	$4.06
Granted	9,000	2.48
Exercised	-	-
Cancelled	(123,421)	3.71
Balance, March 31, 2013	1,938,362	$4.08

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended March 31,
	2013	2012
Weighted average risk free interest rates	2.03%	1.93%
Weighted average life (in years)	10	10
Volatility	66.26%	65.86%
Expected dividend yield	-	-
Weighted average grant-date fair value per share of options granted	$1.80	$3.47

Restricted Stock

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient.  Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares.  Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the three months ended March 31, 2013 or 2012.  Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods.  Compensation expense related to restricted stock was $31,000 and $33,000 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there was $230,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.0 years.  As of December 31, 2012, there was $261,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.1 years.  The following table summarizes the restricted stock activity for the three months ended March 31, 2013:

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2012	112,015	$3.17
Granted	-	-
Vested	(22,195)	1.82
Cancelled/Forfeited	-	-
Nonvested restricted stock at March 31, 2013	89,820	$3.51

NOTE 3.  -  MARKETABLE SECURITIES

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

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2013			December 31, 2012
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Asset Backed	Level 2	$781	$1	$782	$952	$3	$955
Corporate Bonds	Level 2	548	-	548	698	1	699
US Treasuries	Level 2	3,200	-	3,200	3,200	-	3,200
Total		$4,529	$1	$4,530	$4,850	$4	$4,854

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4.  -  INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead.  Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw Materials	$1,627	$1,616
Work-in-Process	402	462
Finished Goods	43	141
Total	$2,072	$2,219

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products.  Future events may cause significant fluctuations in the Company’s operating results.  Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market.  The Company increased reserve requirements by $16,000 and $25,000 during the three months ended March 31, 2013 and 2012, respectively.

NOTE 5.  -  INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized.  Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors.  The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented.  Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions.  The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at March 31, 2013 and 2012.

NOTE 6.  -  RESTRUCTURING CHARGE

On October 19, 2012, the Company committed to a plan intended to improve the balance between the Company’s telecommunications product expenses with the reduced revenue levels of this product line.  Under the 2012 restructuring plan, the Company reduced its workforce by 10 regular full-time positions.  As a result of the 2012 restructuring plan, the Company recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits.  During the three months ended March 31, 2013, the Company reduced its restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee.  The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by the Company.  The remaining liability as of March 31, 2013 will be paid out under the restructuring plan during the second quarter of 2013. The following table summarizes the timing of payments under the restructuring plan (in thousands):

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments during quarter ended December 31, 2012	(91)
Reduction of restructuring charge during quarter ended March 31, 2013	(67)
Cash payments during quarter ended March 31, 2013	(72)
Remaining liability as of March 31, 2013	$23

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7.  -  CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2015.  The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement.  At March 31, 2013 and December 31, 2012, the Company’s interest rate on the $3.5 million outstanding balance was 1.8% and 1.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  All borrowings under this facility are secured by marketable securities.  The outstanding balance of $3.5 million as of March 31, 2013 and December 31, 2012 is classified as long-term debt on the Company’s condensed consolidated balance sheets.  Subsequent to March 31, 2013 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

NOTE 8.  -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Basic net loss per share:
Net loss	$(1,410)	$(929)
Weighted average common shares outstanding	7,006	6,914
Basic net loss per share	$(0.20)	$(0.13)

Diluted net loss per share:
Net loss	$(1,410)	$(929)
Weighted average common shares outstanding	7,006	6,914
Dilutive stock options	-	-
Weighted average common shares outstanding – assuming dilution	7,006	6,914
Diluted net loss per share	$(0.20)	$(0.13)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	897	782

NOTE 9.  -  SHAREHOLDERS’ EQUITY

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

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenues:
North America	$1,702	$1,799
Europe	1,014	652
Pacific Rim	564	1,563
Total	$3,280	$4,014

INTERPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Product Revenues:
Telecommunications and enterprise	$2,544	$3,210
Services	722	781
Other	14	23
Total	$3,280	$4,014

NOTE 11.  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  This ASU is effective prospectively for interim and annual periods beginning after December 15, 2012.  The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the business, financial condition and prospects of the Company.  These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) effects of the ongoing issues in global credit and financial markets, our reliance on a limited number of customers, the lack of spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in the Company’s other filings and reports with the Securities and Exchange Commission.  All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes”, “plans”, “expects”, “will”, “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

Revenue

Total revenue decreased 18% to $3.3 million for the three months ended March 31, 2013, compared to $4.0 million for the same period in the prior year.  Our telecommunications and enterprise product revenue decreased to $2.5 million for the three months ended March 31, 2013, compared to $3.2 million in the comparable period in the prior year.  This decrease was primarily driven by a telecommunications product that went end-of-life in 2012, and therefore there was no revenue from this product in the first quarter of 2013.  Our services revenues decreased slightly to $722,000 for the three months ended March 31, 2013, compared to $781,000 for the same period in the previous year.  These revenues were limited by an unanticipated supply chain issue related to a single-source part (see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 regarding risk factors related to single-source suppliers) that impacted our ability to produce and ship a large order.  However, we will be able to fulfill this order in the second quarter of 2013, and we have received a second larger order from the customer that we expect to fulfill during the second and third quarters of 2013.  All other revenues decreased to $14,000, compared to $23,000 in the comparable period last year.

During the first quarter of 2013, sales to three customers individually accounted for approximately 25%, 19% and 16% of total revenues, respectively.  During the first quarter of 2012, sales to two customers individually accounted for approximately 37% and 16% of total revenues, respectively.  No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at March 31, 2013 was $870,000, $633,000 and $256,000 due individually from three customers, respectively.  Included in accounts receivable at December 31, 2012 was $721,000, $401,000, $387,000 and $312,000, due individually from four customers, respectively.  No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 39% and 46% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in gross margin percentage in the first quarter of 2013 compared to the same period in the prior year was primarily due to a revenue mix shift toward lower margin products and services and decreased utilization of our manufacturing facility.

We believe that pricing pressures in the industry and our anticipated future product mix may further reduce our gross margin percentage in future periods.

Research and Development

Our investment in research and development was $830,000 and $932,000 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in research and development expense was primarily due to a decrease in personnel-related expenses as a result of the 2012 restructuring plan.  See Note 6 in the notes to condensed consolidated financial statements for more information on the plan.  As a percentage of revenue, research and development expenses were approximately 25% in the first quarter of 2013 compared to approximately 23% for the same period in the prior year.  The increase in research and development expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than research and development expenses.  We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $676,000 and $914,000 for the three months ended March 31, 2013 and 2012, respectively. Approximately 65% of the decrease in sales and marketing expense was due to a decrease in personnel-related expenses.  The remaining decrease in sales and marketing expense was primarily due to a decrease in marketing and tradeshow related expenses.  As a percentage of revenue, sales and marketing expenses were approximately 21% for the first quarter of 2013, compared to approximately 23% for the same period in the prior year.  The decrease in sales and marketing expenses as a percentage of total revenue was due to sales and marketing expenses decreasing at a higher rate than revenue.  We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $888,000 and $940,000 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in general and administrative expense was primarily due to a decrease in depreciation and amortization expense.  As a percentage of revenue, general and administrative expenses were approximately 27% for the first quarter of 2013 and 23% for the same period in the prior year.  The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expenses.  We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Restructuring Charge

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expenses with the reduced revenue levels of this product line.  Under the 2012 restructuring plan, we reduced our workforce by 10 regular full-time positions.  As a result of the 2012 restructuring plan, we recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits.  This plan is expected to result in savings of approximately $1.0 million to $1.6 million in annualized operating costs.  During the three months ended March 31, 2013, we reduced our restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee.  The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by us.  The remaining liability as of March 31, 2013 will be paid out under the restructuring plan during the second quarter of 2013.  See Note 6 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan.

Other (Loss) Income, Net

Other loss, net was $341,000 for the three months ended March 31, 2013.  Other income, net was $4,000 for the three months ended March 31, 2012.  The loss for the three months ended March 31, 2013 was primarily related to the decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims of four former employees.  The Court ruled in our favor regarding all other claims brought by the twenty-two former employees.  See Part II, Item 1. “Legal Proceedings” below for more information.

Income Taxes

Our tax expense rate was 0.9% for the three months ended March 31, 2013, compared to a tax benefit rate of 0.4% for the three months ended March 31, 2012.  The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2013 and March 31, 2012.  The tax expense and benefit in the periods primarily relate to tax in a foreign jurisdiction.

Net Loss

We reported a net loss of approximately $1.4 million for the three months ended March 31, 2013 and a net loss of $929,000 for the three months ended March 31, 2012.  Basic loss per share for the three months ended March 31, 2013 was ($0.20).  Basic loss per share for the three months ended March 31, 2012 was ($0.13).

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $158,000 from December 31, 2012 to March 31, 2013 and decreased approximately $1.2 million from December 31, 2011 to March 31, 2012.  Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the three months ended March 31, 2013 and 2012 are generally similar to the trends in our earnings except for the recovery of uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and stock-based compensation expense.  Cash used in operating activities totaled $459,000 for the three months ended March 31, 2013, compared to net loss of $1.4 million for that period.  Recovery of uncollectible accounts and returns decreased $1,000 for the three months ended March 31, 2013 compared to the same period in 2012.  Provision for excess and obsolete inventories decreased $9,000 for the three months ended March 31, 2013 compared to the same period in 2012.  Depreciation and amortization decreased $78,000 for the three months ended March 31, 2013 compared to the same period in 2012.  Amortization of stock-based compensation increased $54,000 for the three months ended March 31, 2013 compared to the same period in 2012.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments.  Changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $308,000 and cash used in investing activities totaled $202,000 for the three months ended March 31, 2013 and 2012, respectively. Cash provided by or used in investing activities in each of the periods related principally to our investments in marketable securities and purchases of property and equipment and capitalized software.  Additions to property and equipment and capitalized software were $15,000 for the three months ended March 31, 2013, compared to $126,000 for the three months ended March 31, 2012.  The additions for the three months ended March 31, 2013 primarily related to equipment purchases for our manufacturing function.  The additions for the three months ended March 31, 2012 primarily related to software and equipment purchases for penveu® and equipment purchases for our manufacturing function.  Purchases of marketable securities were $3.5 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.  Proceeds from the sale of marketable securities increased to $3.8 million for the three months ended March 31, 2013, compared to $2.0 million for the three months ended March 31, 2012.

Financing Activities

There was no net cash provided by or used in financing activities for the three months ended March 31, 2013.  Net cash provided by financing activities totaled $508,000 for the three months ended March 31, 2012, consisting solely of proceeds from the exercise of stock options.

Restructuring Charge

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expenses with the reduced revenue levels of this product line.  Under the 2012 restructuring plan, we reduced our workforce by 10 regular full-time positions.  As a result of the 2012 restructuring plan, we recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits.  During the three months ended March 31, 2013, we reduced our restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee.  The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by us.  The remaining liability as of March 31, 2013 will be paid out under the restructuring plan during the second quarter of 2013.  The following table summarizes the timing of payments under the restructuring plan (in thousands):

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments during quarter ended December 31, 2012	(91)
Reduction of restructuring charge during quarter ended March 31, 2013	(67)
Cash payments during quarter ended March 31, 2013	(72)
Remaining liability as of March 31, 2013	$23

Commitments

At March 31, 2013, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2013 are estimated at approximately $180,000, which primarily relates to manufacturing equipment.  At March 31, 2013, we had $105,000 of non-cancelable purchase commitments for inventory as part of the normal course of business.  Our significant long-term obligations are future debt payments, operating leases on facilities and our phone system.  We have not paid any dividends since our inception and do not anticipate paying any dividends in 2013.

Other

Management believes borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt service for the next twelve months.  To the extent our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

See Note 11 in the notes to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements, including the dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies.  The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations.  The Euro to U.S. Dollar translation accounted for charges of $3,000 and $11,000 for the three months ended March 31, 2013 and 2012, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of March 31, 2013 or December 31, 2012.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2013.  This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2013.  Actual results may differ materially.  The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2012.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2015 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement.  The interest rate on the borrowings under the revolving credit facility was 1.8% and 1.2% at March 31, 2013 and December 31, 2012, respectively.  The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor.  A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500.  All borrowings under this facility are secured by marketable securities.  Subsequent to March 31, 2013 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to.  From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees.  However, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS.  The lawsuits were filed between November 2010 and April 2011 and were filed before the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France.  The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010.  The updated statement of claim is for an aggregate payment of approximately €3.1 million, which translated to approximately $4.0 million at March 31, 2013, related to these claims.  The Company believed that the Plaintiffs’ claims were without merit and vigorously defended itself in this lawsuit.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013.  All employee claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four plaintiffs based on non-competition indemnity (amounting in total to €265,000, which translated to approximately $340,000 at March 31, 2013).  During the three months ended March 31, 2013, the Company recorded a charge of approximately $340,000 classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets.  All parties will have one month from official notification of the judgment to file an appeal.  The Company has not yet received official notification of the judgment.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status.  On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing.  Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court.  On March 22, 2013, the Labor Court rejected this former employee's claims.  All parties will have one month from official notification of the judgment to file an appeal.  The Company has not yet received official notification of the judgment.

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy.  Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration.  Each of those former employees also filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy.  Although each such claim or action is directed against the State, Interphase is also a party to these proceedings.  These cases are still pending before the Administrative Tribunal, and the date of the hearing has not been scheduled since additional briefs and evidence are still being communicated.

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above.  This case will be heard again on September 27, 2013.  It is likely that the Labor Court will render the same decision and again postpone the hearing until the Administrative Tribunal makes its decision.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative.  The Labor Court granted the Company’s motion and rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above.  This case will be heard again on May 28, 2013.  It is likely that the Labor Court will render the same decision and again postpone the hearing until the Administrative Tribunal makes its decision.

Item 1A.             RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

The common stock is now listed on the Nasdaq Capital Market.  If the stock does not continue to be traded on an established exchange, an active trading market may not exist and the trading price of the stock may decline.

On April 11, 2013, the Company received notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s application to list its common stock on the Nasdaq Capital Market was approved and that the listing of the Company’s securities was transferred from the Nasdaq Global Market to the Nasdaq Capital Market at the opening of business on April 15, 2013.  The Nasdaq Capital Market is one of the three markets for Nasdaq-listed securities and generally operates in the same manner as the Nasdaq Global Market.  Companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.   The Company’s common stock will continue to trade under the symbol “INPH”.

The Company currently anticipates that it will be able to satisfy the continuing listing standards for the Nasdaq Capital Market.  Nevertheless, there can be no assurance that it will be able to do so. If there were a failure to satisfy the continued listing requirements and the deficiency could not be corrected or resolved, the Company's common stock could be delisted by the Nasdaq Capital Market. In that event, the common stock may be eligible to be trade on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it may become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would also likely be a reduction in our coverage by the news media, which could cause the price of the common stock to decline further.

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

INTERPHASE CORPORATION
(Registrant)

Date: May 9, 2013	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)