Form 10-Q
period 2013-06-30
INTERPHASE CORP
filed 2013-08-13
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 28, 2013, shares of common stock outstanding totaled 7,011,146.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$3,276	$3,949
Marketable securities	4,035	4,854
Trade accounts receivable, less allowances of $48 and $39, respectively	3,179	2,781
Inventories	2,429	2,219
Prepaid expenses and other current assets	804	350
Total current assets	13,723	14,153

Machinery and equipment	6,055	6,036
Leasehold improvements	332	332
Furniture and fixtures	400	400
	6,787	6,768
Less-accumulated depreciation and amortization	(6,500)	(6,434)
Total property and equipment, net	287	334

Capitalized software, net	127	175
Other assets	522	516
Total assets	$14,659	$15,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,441	$777
Deferred revenue	761	375
Accrued liabilities	1,471	1,149
Accrued compensation	303	221
Total current liabilities	3,976	2,522

Deferred lease obligations	60	103
Long-term debt	3,500	3,500
Total liabilities	7,536	6,125

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 6,996,146 and 7,006,310 shares issued and outstanding, respectively	700	701
Additional paid in capital	46,102	45,730
Retained deficit	(38,798)	(36,493)
Cumulative other comprehensive loss	(881)	(885)
Total shareholders' equity	7,123	9,053
Total liabilities and shareholders' equity	$14,659	$15,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Product	$2,815	$2,762	$5,373	$5,995
Service	1,003	708	1,725	1,489
Total revenues	3,818	3,470	7,098	7,484
Cost of sales:
Product	1,631	1,358	3,151	2,976
Service	792	535	1,282	1,082
Total cost of sales	2,423	1,893	4,433	4,058
Gross margin	1,395	1,577	2,665	3,426

Research and development	857	854	1,687	1,786
Sales and marketing	732	1,128	1,408	2,042
General and administrative	691	731	1,579	1,671
Restructuring benefit	-	-	(67)	-
Total operating expenses	2,280	2,713	4,607	5,499
Loss from operations	(885)	(1,136)	(1,942)	(2,073)

Other (loss) income, net	(2)	9	(343)	13
Loss before income tax	(887)	(1,127)	(2,285)	(2,060)

Income tax expense (benefit)	8	(5)	20	(9)
Net loss	$(895)	$(1,122)	$(2,305)	$(2,051)

Net loss per share:
Basic	$(0.13)	$(0.16)	$(0.33)	$(0.30)
Diluted	$(0.13)	$(0.16)	$(0.33)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(895)	$(1,122)	$(2,305)	$(2,051)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11)	21	8	11
Unrealized holding (loss) gain arising during period, net of tax	(2)	(2)	(4)	1
Other comprehensive (loss) income	(13)	19	4	12
Comprehensive loss	$(908)	$(1,103)	$(2,301)	$(2,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,305)	$(2,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for/(recovery of) uncollectible accounts and returns	9	(2)
Provision for excess and obsolete inventories	80	20
Depreciation and amortization	116	224
Stock-based compensation expense	371	331
Change in assets and liabilities:
Trade accounts receivable	(407)	211
Inventories	(290)	(870)
Prepaid expenses and other current assets	(456)	1
Other assets	(12)	(29)
Accounts payable, deferred revenue and accrued liabilities	1,391	(1)
Accrued compensation	82	(51)
Deferred lease obligations	(43)	(37)
Net cash used in operating activities	(1,464)	(2,254)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(157)
Purchases of capitalized software	-	(72)
Proceeds from the sale of marketable securities	7,678	4,180
Purchases of marketable securities	(6,862)	(4,756)
Net cash provided by (used in) investing activities	795	(805)

Cash flows from financing activities:
Borrowings under credit facility	7,000	7,000
Payments on credit facility	(7,000)	(7,000)
Proceeds from the exercise of stock options	-	821
Net cash provided by financing activities	-	821

Effect of exchange rate changes on cash and cash equivalents	(4)	(2)

Net decrease in cash and cash equivalents	(673)	(2,240)
Cash and cash equivalents at beginning of period	3,949	7,470
Cash and cash equivalents at end of period	$3,276	$5,230

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

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012.

NOTE 2. - STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2013, the Company issued 11,000 stock options that vest over a four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.47. During the six months ended June 30, 2012, the Company issued 136,000 stock options that vest over a one to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $5.27. Compensation expense related to stock options without performance-based vesting conditions was $85,000 and $104,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to stock options without performance-based vesting conditions was $203,000 and $177,000 for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the Company issued no stock options with performance-based vesting conditions. During the six months ended June 30, 2012, the Company issued 448,000 stock options with performance-based vesting conditions for the years ended December 31, 2012, 2013, 2014, and 2015, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, and 2016, respectively. The weighted average exercise price of these stock options is $4.76. All stock options with performance-based conditions expire ten years from date of grant. Of the unvested stock options outstanding at June 30, 2013, 863,050 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 42,000 of these stock options were deemed probable as of June 30, 2013. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $56,000 and $40,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $112,000 and $85,000 for the six months ended June 30, 2013 and 2012, respectively. The performance conditions related to the remaining options were not deemed probable at June 30, 2013; therefore no compensation expense related to these options has been recorded.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2013 and 2012 was 5.77 years and 3.28 years, respectively.

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2012	2,052,783	$4.06
Granted	11,000	2.47
Exercised	-	-
Cancelled	(397,054)	4.71
Balance, June 30, 2013	1,666,729	$3.90

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted average risk free interest rates	1.86%	1.96%	2.00%	1.93%
Weighted average life (in years)	10	10	10	10
Volatility	66.10%	66.19%	66.23%	65.90%
Expected dividend yield	-	-	-	-
Weighted average grant-date fair value per share of options granted	$1.80	$4.18	$1.80	$3.56

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company issued 9,000 shares of restricted stock. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was $25,000 and $36,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to restricted stock was $56,000 and $69,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $171,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2012, there was $261,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes the restricted stock activity for the six months ended June 30, 2013:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2012	112,015	$3.17
Granted	-	-
Vested	(40,195)	3.08
Cancelled/Forfeited	(10,164)	3.35
Nonvested restricted stock at June 30, 2013	61,656	$3.21

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

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available for sale and presented as current assets on the accompanying condensed consolidated balance sheets. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive (loss) income. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility. The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2013			December 31, 2012
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Asset Backed	Level 2	$596	$-	$596	$952	$3	$955
Corporate Bonds	Level 2	239	-	239	698	1	699
US Treasuries	Level 2	3,200	-	3,200	3,200	-	3,200
Total		$4,035	$-	$4,035	$4,850	$4	$4,854

NOTE 4. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw Materials	$1,798	$1,616
Work-in-Process	569	462
Finished Goods	62	141
Total	$2,429	$2,219

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. The Company increased reserve requirements by $64,000 and decreased reserve requirements by $5,000 during the three months ended June 30, 2013 and 2012, respectively. The Company increased reserve requirements by $80,000 and $20,000 during the six months ended June 30, 2013 and 2012, respectively.

NOTE 5. - INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at June 30, 2013 and 2012.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments during quarter ended December 31, 2012	(91)
Reduction of restructuring charge during quarter ended March 31, 2013	(67)
Cash payments during quarter ended March 31, 2013	(72)
Cash payments during quarter ended June 30, 2013	(23)
Remaining liability as of June 30, 2013	$-

NOTE 7. - CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2015. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At June 30, 2013 and December 31, 2012, the Company’s interest rate on the $3.5 million outstanding balance was 1.7% and 1.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of June 30, 2013 and December 31, 2012 is classified as long-term debt on the Company’s condensed consolidated balance sheets. Subsequent to June 30, 2013 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

NOTE 8. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic net loss per share:
Net loss	$(895)	$(1,122)	$(2,305)	$(2,051)
Weighted average common shares outstanding	7,000	6,982	7,003	6,948
Basic net loss per share	$(0.13)	$(0.16)	$(0.33)	$(0.30)

Diluted net loss per share:
Net loss	$(895)	$(1,122)	$(2,305)	$(2,051)
Weighted average common shares outstanding	7,000	6,982	7,003	6,948
Dilutive stock options	-	-	-	-
Weighted average common shares outstanding – assuming dilution	7,000	6,982	7,003	6,948
Diluted net loss per share	$(0.13)	$(0.16)	$(0.33)	$(0.30)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	664	752	666	752

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
North America	$2,039	$2,098	$3,741	$3,897
Pacific Rim	1,198	683	1,762	2,246
Europe	581	689	1,595	1,341
Total	$3,818	$3,470	$7,098	$7,484

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Product Revenues:
Telecommunications and enterprise	$2,774	$2,734	$5,318	$5,944
Services	1,003	708	1,725	1,489
Other	41	28	55	51
Total	$3,818	$3,470	$7,098	$7,484

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

RESULTS OF OPERATIONS

Revenue

Total revenue increased 10% to $3.8 million for the three months ended June 30, 2013, compared to $3.5 million for the same period in the prior year. Our telecommunications and enterprise product revenue increased slightly to $2.8 million for the three months ended June 30, 2013, compared to $2.7 million in the comparable period in the prior year. Our services revenues increased 42% to $1 million for the three months ended June 30, 2013, compared to $708,000 for the same period in the previous year. This increase was primarily related to a large order from an electronic contract manufacturing customer. We expect to continue to fulfill large orders from this customer going forward. All other revenues increased to $41,000, compared to $28,000 in the comparable period last year.

Total revenue decreased 5% to $7.1 million for the six months ended June 30, 2013, compared to $7.5 million for the same period in the prior year. Our telecommunications and enterprise product revenue decreased 11% to $5.3 million for the six months ended June 30, 2013, compared to $5.9 million in the comparable period in the prior year. This decrease was primarily driven by two telecommunications products that are end-of-life, which led to significantly reduced revenue from these products in the first half of 2013. Our services revenues increased 16% to $1.7 million for the six months ended June 30, 2013, compared to $1.5 million for the same period in the previous year. This increase was primarily related to a large order from an electronic contract manufacturing customer. We expect to continue to fulfill large orders from this customer going forward. All other revenues increased to $55,000, compared to $51,000 in the comparable period last year.

During the second quarter of 2013, sales to three customers individually accounted for approximately 30%, 19% and 10% of total revenues, respectively. During the second quarter of 2012, sales to three customers individually accounted for approximately 29%, 17% and 12% of total revenues, respectively. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at June 30, 2013 was $1.1 million and $814,000 due individually from two customers, respectively. Included in accounts receivable at December 31, 2012 was $721,000, $401,000, $387,000 and $312,000, due individually from four customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 37% and 45% for the three months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage in the second quarter of 2013 compared to the same period in the prior year was primarily due to a revenue mix shift toward lower margin products and services and an increase of $69,000 in excess and obsolete inventory charges, partially offset by increased utilization of our manufacturing facility.

Gross margin as a percentage of revenue was 38% and 46% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross margin percentage was primarily due to a revenue mix shift toward lower margin products and services and an increase of $60,000 in excess and obsolete inventory charges, partially offset by increased utilization of our manufacturing facility.

We believe that pricing pressures in the industry and our anticipated future product mix may further reduce our gross margin percentage in future periods.

Research and Development

Our investment in research and development was $857,000 and $854,000 for the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, there was a decrease in professional services activities, which resulted in a decrease in services revenues. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses during the period of approximately $275,000. This increase in research and development expense was offset by several items. A decrease in personnel-related expenses, as a result of the 2012 restructuring plan, represents approximately 44% of the offsetting items and a decrease in other personnel-related expenses, not associated with the 2012 restructuring plan, represents approximately 33% of the offsetting items. The remaining offsetting items are made up of variable project related expenses. See Note 6 in the notes to condensed consolidated financial statements for more information on the restructuring plan. As a percentage of revenue, research and development expenses were approximately 22% in the second quarter of 2013 compared to approximately 25% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing at a higher rate than research and development expenses.

Our investment in research and development was $1.7 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. This decrease in research and development expense was made up of several items. A decrease in personnel-related expenses, as a result of the 2012 restructuring plan, represents approximately 35% of the decrease and a decrease in other personnel-related expenses, not associated with the 2012 restructuring plan, represents approximately 29% of the decrease. The remaining decrease was made up of variable project related expenses. These decreases in research and development expense were partially offset by a decrease in professional services activities. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses during the period of approximately $545,000. See Note 6 in the notes to condensed consolidated financial statements for more information on the restructuring plan. As a percentage of revenue, research and development expenses were approximately 24% for the six months ended June 30, 2013 and 2012. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $732,000 and $1.1 million for the three months ended June 30, 2013 and 2012, respectively. Approximately 48% of the decrease in sales and marketing expense was due to a decrease in personnel-related expenses. The remaining decrease in sales and marketing expense was primarily due to a decrease in marketing and tradeshow related expenses. As a percentage of revenue, sales and marketing expenses were approximately 19% for the second quarter of 2013, compared to approximately 33% for the same period in the prior year. The decrease in sales and marketing expenses as a percentage of total revenue was due to sales and marketing expenses decreasing while revenue increased.

Sales and marketing expenses were $1.4 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively. Approximately 54% of the decrease in sales and marketing expense was due to a decrease in personnel-related expenses. The remaining decrease in sales and marketing expense was primarily due to a decrease in marketing and tradeshow related expenses. As a percentage of revenue, sales and marketing expenses were approximately 20% for the six months ended June 30, 2013, compared to approximately 27% for the same period in the prior year. The decrease in sales and marketing expenses as a percentage of total revenue was due to sales and marketing expenses decreasing at a higher rate than revenue. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $691,000 and $731,000 for the three months ended June 30, 2013 and 2012, respectively. As a percentage of revenue, general and administrative expenses were approximately 18% for the second quarter of 2013 and 21% for the same period in the prior year. The decrease in general and administrative expenses as a percentage of total revenue was due to general and administrative expenses decreasing while revenue increased.

General and administrative expenses were $1.6 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in general and administrative expense was primarily due to a decrease in depreciation and amortization expense. As a percentage of revenue, general and administrative expenses were approximately 22% for the six months ended June 30, 2013 and 2012. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Restructuring Charge

On October 19, 2012, we committed to a plan intended to improve the balance between our telecommunications product expenses with the reduced revenue levels of this product line. Under the 2012 restructuring plan, we reduced our workforce by 10 regular full-time positions. As a result of the 2012 restructuring plan, we recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits. This plan is expected to result in savings of approximately $1.0 million to $1.6 million in annualized operating costs. During the three months ended March 31, 2013, we reduced our restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee. The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by us. These amounts were paid out under the restructuring plan by June 30, 2013. See Note 6 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan.

Other (Loss) Income, Net

Other loss, net was $2,000 for the three months ended June 30, 2013. Other income, net was $9,000 for the three months ended June 30, 2012. Other loss, net was $343,000 for the six months ended June 30, 2013. Other income, net was $13,000 for the six months ended June 30, 2012. The loss for the six months ended June 30, 2013 was primarily related to the decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims of four former employees. The Court ruled in our favor regarding all other claims brought by the twenty-two former employees. See Part II, Item 1. “Legal Proceedings” below for more information.

Income Taxes

Our tax expense rate was 0.9% for the six months ended June 30, 2013, compared to a tax benefit rate of 0.4% for the six months ended June 30, 2012. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at June 30, 2013 and June 30, 2012. The tax expense and benefit in the periods primarily relate to tax in a foreign jurisdiction.

Net Loss

We reported a net loss of $895,000 for the three months ended June 30, 2013 and a net loss of approximately $1.1 million for the three months ended June 30, 2012. Basic loss per share for the three months ended June 30, 2013 was ($0.13). Basic loss per share for the three months ended June 30, 2012 was ($0.16).

We reported a net loss of approximately $2.3 million for the six months ended June 30, 2013 and a net loss of approximately $2.1 million for the six months ended June 30, 2012. Basic loss per share for the six months ended June 30, 2013 was ($0.33). Basic loss per share for the six months ended June 30, 2012 was ($0.30).

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $673,000 from December 31, 2012 to June 30, 2013 and decreased approximately $2.2 million from December 31, 2011 to June 30, 2012. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the six months ended June 30, 2013 and 2012 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and stock-based compensation expense. Cash used in operating activities totaled $1.5 million for the six months ended June 30, 2013, compared to a net loss of $2.3 million for that period. Provision for uncollectible accounts and returns increased $11,000 for the six months ended June 30, 2013 compared to the same period in 2012. Provision for excess and obsolete inventories increased $60,000 for the six months ended June 30, 2013 compared to the same period in 2012. Depreciation and amortization decreased $108,000 for the six months ended June 30, 2013 compared to the same period in 2012. Amortization of stock-based compensation increased $40,000 for the six months ended June 30, 2013 compared to the same period in 2012.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $795,000 and cash used in investing activities totaled $805,000 for the six months ended June 30, 2013 and 2012, respectively. Cash provided by or used in investing activities in each of the periods related principally to our investments in marketable securities and purchases of property and equipment and capitalized software. Additions to property and equipment and capitalized software were $21,000 for the six months ended June 30, 2013, compared to $229,000 for the six months ended June 30, 2012. The additions for the six months ended June 30, 2013 primarily related to equipment purchases for our manufacturing function. The additions for the six months ended June 30, 2012 primarily related to software and equipment purchases for penveu® and equipment purchases for our manufacturing function. Purchases of marketable securities were $6.9 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively. Proceeds from the sale of marketable securities increased to $7.7 million for the six months ended June 30, 2013, compared to $4.2 million for the six months ended June 30, 2012.

Financing Activities

There was no net cash provided by or used in financing activities for the six months ended June 30, 2013. Net cash provided by financing activities totaled $821,000 for the six months ended June 30, 2012, consisting solely of proceeds from the exercise of stock options.

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

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments during quarter ended December 31, 2012	(91)
Reduction of restructuring charge during quarter ended March 31, 2013	(67)
Cash payments during quarter ended March 31, 2013	(72)
Cash payments during quarter ended June 30, 2013	(23)
Remaining liability as of June 30, 2013	$-

Commitments

At June 30, 2013, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2013 are estimated at approximately $180,000, which primarily relates to manufacturing equipment. At June 30, 2013, we had approximately $270,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are future debt payments, operating leases on facilities and our phone system. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2013.

Other

Management believes borrowing availability under the revolving credit facility, together with cash on hand and marketable securities, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and other obligations for the next twelve months. To the extent our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected. Actual results could differ materially from our expectations because of various risks and uncertainties, including (without limitation), our reliance on a limited number of customers, the lack of spending improvements in the telecommunications and computer networking industries, significant changes in product demand, delays in the development and introduction of penveu and other new products and services and other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of $1,000 for the three months ended June 30, 2013 and 2012. The Euro to U.S. Dollar translation accounted for charges of $4,000 and $12,000 for the six months ended June 30, 2013 and 2012, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of June 30, 2013 or December 31, 2012.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2013. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2013. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2012.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2015 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% and 1.2% at June 30, 2013 and December 31, 2012, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to June 30, 2013 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 and were filed before the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.7 million at June 30, 2013, related to these claims. The Company believed that the Plaintiffs’ claims were without merit and vigorously defended itself in this lawsuit.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All employee claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four plaintiffs based on non-competition indemnity (amounting in total to €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013, the Company recorded a charge of approximately $340,000 classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets. Related to the claims of four plaintiffs based on non-competition indemnity, one of these plaintiffs has filed an appeal; therefore, related to this plaintiff, the Company is currently evaluating its appeal options. The Company is not filing an appeal related to the other three plaintiffs claims based on non-competition indemnity. Fourteen other former employees filed an appeal. The Company intends to defend itself against these appeals.

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

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative. The Labor Court granted the Company’s motion and rejected the plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on May 28, 2013. The Labor Court rendered the same decision and again postponed the hearing until the Administrative Tribunal makes its decision; therefore, this case will be heard again on June 17, 2014.

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

INTERPHASE CORPORATION
(Registrant)

Date: August 13, 2013	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)