Form 10-Q
period 2013-09-30
INTERPHASE CORP
filed 2013-11-04
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, shares of common stock outstanding totaled 7,011,146.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended September 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$2,562	$3,949
Marketable securities	4,283	4,854
Trade accounts receivable, less allowances of $54 and $39, respectively	3,395	2,781
Inventories	3,167	2,219
Prepaid expenses and other current assets	710	350
Total current assets	14,117	14,153

Machinery and equipment	6,064	6,036
Leasehold improvements	332	332
Furniture and fixtures	400	400
	6,796	6,768
Less-accumulated depreciation and amortization	(6,531)	(6,434)
Total property and equipment, net	265	334

Capitalized software, net	113	175
Other assets	624	516
Total assets	$15,119	$15,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,572	$777
Deferred revenue	1,021	375
Accrued liabilities	1,442	1,149
Accrued compensation	195	221
Total current liabilities	4,230	2,522

Deferred lease obligations	38	103
Long-term debt	3,500	3,500
Total liabilities	7,768	6,125

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 7,011,146 and 7,006,310 shares issued and outstanding, respectively	701	701
Additional paid in capital	46,284	45,730
Retained deficit	(38,722)	(36,493)
Cumulative other comprehensive loss	(912)	(885)
Total shareholders' equity	7,351	9,053
Total liabilities and shareholders' equity	$15,119	$15,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Product	$3,136	$2,120	$8,509	$8,115
Service	1,032	1,047	2,757	2,536
Total revenues	4,168	3,167	11,266	10,651
Cost of sales:
Product	1,450	1,037	4,601	4,013
Service	733	666	2,015	1,748
Total cost of sales	2,183	1,703	6,616	5,761
Gross margin	1,985	1,464	4,650	4,890

Research and development	622	690	2,309	2,476
Sales and marketing	614	658	2,022	2,700
General and administrative	660	648	2,239	2,319
Restructuring benefit	-	-	(67)	-
Total operating expenses	1,896	1,996	6,503	7,495
Income (loss) from operations	89	(532)	(1,853)	(2,605)

Other (loss) income, net	-	-	(343)	13
Income (loss) before income tax	89	(532)	(2,196)	(2,592)

Income tax expense	13	9	33	-
Net income (loss)	$76	$(541)	$(2,229)	$(2,592)

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.32)	$(0.37)
Diluted	$0.01	$(0.08)	$(0.32)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$76	$(541)	$(2,229)	$(2,592)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(31)	(12)	(23)	(1)
Unrealized holding gain (loss) arising during period, net of tax	-	2	(4)	3
Other comprehensive (loss) income	(31)	(10)	(27)	2
Comprehensive income (loss)	$45	$(551)	$(2,256)	$(2,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,229)	$(2,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for/(recovery of) uncollectible accounts and returns	15	(8)
Provision for excess and obsolete inventories	101	65
Depreciation and amortization	170	311
Stock-based compensation expense	528	501
Change in assets and liabilities:
Trade accounts receivable	(629)	499
Inventories	(1,049)	(952)
Prepaid expenses and other current assets	(359)	(11)
Other assets	(101)	(70)
Accounts payable, deferred revenue and accrued liabilities	1,706	(516)
Accrued compensation	(26)	(298)
Deferred lease obligations	(65)	(57)
Net cash used in operating activities	(1,938)	(3,128)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(162)
Purchases of capitalized software	(9)	(104)
Proceeds from the sale of marketable securities	11,007	7,213
Purchases of marketable securities	(10,439)	(7,456)
Net cash provided by (used in) investing activities	529	(509)

Cash flows from financing activities:
Borrowings under credit facility	10,500	10,500
Payments on credit facility	(10,500)	(10,500)
Proceeds from the exercise of stock options	26	824
Net cash provided by financing activities	26	824

Effect of exchange rate changes on cash and cash equivalents	(4)	(2)

Net decrease in cash and cash equivalents	(1,387)	(2,815)
Cash and cash equivalents at beginning of period	3,949	7,470
Cash and cash equivalents at end of period	$2,562	$4,655

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. - BASIS OF PRESENTATION

Interphase Corporation and its subsidiaries (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services. The Company provides its customers solutions for connectivity, interworking and packet processing. Clients of the Company’s communications networking products include Alcatel-Lucent, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Solutions and Networks, Oracle, and Samsung.

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

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012.

NOTE 2. - STOCK-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2013, the Company issued 26,000 stock options that vest over a four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.16. During the nine months ended September 30, 2012, the Company issued 138,500 stock options that vest over a one to four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $5.25. Compensation expense related to stock options without performance-based vesting conditions was $71,000 and $108,000 for the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to stock options without performance-based vesting conditions was $274,000 and $285,000 for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, the Company issued 102,500 stock options with performance-based vesting conditions related to revenue objectives for the year ended December 31, 2014, the achievement of which would result in vesting in February 2015. The weighted average exercise price of these stock options is $5.40. During the nine months ended September 30, 2012, the Company issued 448,000 stock options with performance-based vesting conditions for the years ended December 31, 2012, 2013, 2014, and 2015, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, and 2016, respectively. The weighted average exercise price of these stock options is $4.76. All stock options with performance-based conditions expire ten years from date of grant. Of the unvested stock options outstanding at September 30, 2013, 965,550 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 66,000 of these stock options were deemed probable as of September 30, 2013. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $62,000 and $28,000 for the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $174,000 and $113,000 for the nine months ended September 30, 2013 and 2012, respectively. The performance conditions related to the remaining options were not deemed probable at September 30, 2013; therefore no compensation expense related to these options has been recorded.

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2013 and 2012 was 5.58 years and 3.42 years, respectively.

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2012	2,052,783	$4.06
Granted	128,500	5.15
Exercised	(15,000)	1.71
Cancelled	(397,554)	4.71
Balance, September 30, 2013	1,768,729	$4.02

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average risk free interest rates	2.63%	1.53%	2.58%	1.93%
Weighted average life (in years)	10	10	10	10
Volatility	68.13%	66.00%	67.97%	65.90%
Expected dividend yield	-	-	-	-
Weighted average grant-date fair value per share of options granted	$4.06	$3.18	$3.87	$3.55

Restricted Stock

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company issued 9,000 shares of restricted stock. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was $24,000 and $34,000 for the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to restricted stock was $80,000 and $103,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $147,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2012, there was $261,000 of total unamortized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes the restricted stock activity for the nine months ended September 30, 2013:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2012	112,015	$3.17
Granted	-	-
Vested	(40,195)	3.08
Cancelled/Forfeited	(10,164)	3.35
Nonvested restricted stock at September 30, 2013	61,656	$3.21

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

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2013			December 31, 2012
	Fair Value Hierarchy	Cost	Unrealized Gain	Estimated Fair Value	Cost	Unrealized Gain	Estimated Fair Value
Asset Backed	Level 2	$467	$-	$467	$952	$3	$955
Corporate Bonds	Level 2	316	-	316	698	1	699
US Treasuries	Level 2	3,500	-	3,500	3,200	-	3,200
Total		$4,283	$-	$4,283	$4,850	$4	$4,854

NOTE 4. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw Materials	$1,854	$1,616
Work-in-Process	945	462
Finished Goods	368	141
Total	$3,167	$2,219

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. The Company increased reserve requirements by $21,000 and $45,000 during the three months ended September 30, 2013 and 2012, respectively. The Company increased reserve requirements by $101,000 and $65,000 during the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5. - INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at September 30, 2013 and 2012.

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

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments during quarter ended December 31, 2012	(91)
Reduction of restructuring charge during quarter ended March 31, 2013	(67)
Cash payments during quarter ended March 31, 2013	(72)
Cash payments during quarter ended June 30, 2013	(23)
Remaining liability as of September 30, 2013	$-

NOTE 7. - CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2015. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At September 30, 2013 and December 31, 2012, the Company’s interest rate on the $3.5 million outstanding balance was 1.7% and 1.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of September 30, 2013 and December 31, 2012 is classified as long-term debt on the Company’s condensed consolidated balance sheets. Subsequent to September 30, 2013 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

NOTE 8. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic net income (loss) per share:
Net income (loss)	$76	$(541)	$(2,229)	$(2,592)
Weighted average common shares outstanding	7,009	7,000	7,005	6,965
Basic net income (loss) per share	$0.01	$(0.08)	$(0.32)	$(0.37)

Diluted net income (loss) per share:
Net income (loss)	$76	$(541)	$(2,229)	$(2,592)
Weighted average common shares outstanding	7,009	7,000	7,005	6,965
Dilutive stock options	229	-	-	-
Weighted average common shares outstanding – assuming dilution	7,238	7,000	7,005	6,965
Diluted net income (loss) per share	$0.01	$(0.08)	$(0.32)	$(0.37)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	577	717	664	713

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
North America	$2,167	$2,092	$5,908	$5,989
Pacific Rim	1,493	623	3,255	2,869
Europe	508	452	2,103	1,793
Total	$4,168	$3,167	$11,266	$10,651

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Product Revenues:
Telecommunications and enterprise	$3,079	$2,083	$8,397	$8,027
Services	1,032	1,047	2,757	2,536
Other	57	37	112	88
Total	$4,168	$3,167	$11,266	$10,651

NOTE 11. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of it, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments to this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update is not expected to have a material impact on the consolidated financial statements, as it is consistent with the Company’s present practice.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This ASU was effective prospectively for interim and annual periods beginning after December 15, 2012. The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenue

Total revenue increased 32% to $4.2 million for the three months ended September 30, 2013, compared to $3.2 million for the same period in the prior year. Our telecommunications and enterprise product revenue increased 48% to $3.1 million for the three months ended September 30, 2013, compared to $2.1 million in the comparable period in the prior year. This increase was primarily due to revenue from a product purchased by two telecommunications equipment manufacturers. However, in October, we were notified by one of these customers that they have cancelled the project that was using our product. As a result, we expect that revenue growth for our product will be impacted to some degree in future periods. This customer’s orders represented approximately 25% of the revenue generated by this product in the third quarter of 2013. It is important to note, however, that our larger customer has expansion plans for its media gateway that uses our product; so some of this revenue may be restored for us. Our services revenue was $1 million for each of the three months ended September 30, 2013 and 2012. All other revenues increased to $57,000, compared to $37,000 in the comparable period last year.

Total revenue increased 6% to $11.3 million for the nine months ended September 30, 2013, compared to $10.7 million for the same period in the prior year. Our telecommunications and enterprise product revenue increased to $8.4 million for the nine months ended September 30, 2013, compared to $8 million in the comparable period in the prior year. This increase was primarily due to revenue from a product purchased by two telecommunications equipment manufacturers. However, in October, we were notified by one of these customers that they have cancelled the project that was using our product. As a result, we expect that revenue growth for our product will be impacted to some degree in future periods. It is important to note, however, that our larger customer has expansion plans for its media gateway that uses our product; so some of this revenue may be restored for us. This increase was partially offset by a decrease of two telecommunications products that are end-of-life, which led to reduced revenue from these products in the first nine months of 2013. Our services revenues increased to $2.8 million for the nine months ended September 30, 2013, compared to $2.5 million for the same period in the previous year. This increase was primarily related to increased electronic contract manufacturing services revenue, partially offset by decreased electronic engineering design services revenue. All other revenues increased to $112,000, compared to $88,000 in the comparable period last year.

During the third quarter of 2013, sales to three customers individually accounted for approximately 28%, 14% and 11% of total revenues, respectively. During the third quarter of 2012, sales to one customer individually accounted for approximately 27% of total revenues. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at September 30, 2013 was $863,000, $509,000 and $477,000 due individually from three customers, respectively. Included in accounts receivable at December 31, 2012 was $721,000, $401,000, $387,000 and $312,000, due individually from four customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 48% and 46% for the three months ended September 30, 2013 and 2012, respectively. The increase in gross margin percentage in the third quarter of 2013 compared to the same period in the prior year was primarily due to increased utilization of our manufacturing facility partially offset by a revenue mix shift toward lower margin products and services.

Gross margin as a percentage of revenue was 41% and 46% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross margin percentage was primarily due to a revenue mix shift toward lower margin products and services partially offset by increased utilization of our manufacturing facility.

We believe that pricing pressures in the industry and our anticipated future product mix may reduce our gross margin percentage in future periods.

Research and Development

Our investment in research and development was $622,000 and $690,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease in research and development expense was primarily due to a decrease in personnel-related expenses as a result of the 2012 restructuring plan. See Note 6 in the notes to condensed consolidated financial statements for more information on the restructuring plan. This decrease in research and development expense was partially offset by a decrease in professional services activities, which resulted in a decrease in services revenues. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses during the period of $36,000. As a percentage of revenue, research and development expenses were approximately 15% in the third quarter of 2013 compared to approximately 22% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing while research and development expenses decreased.

Our investment in research and development was $2.3 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. This decrease in research and development expense was made up of several items. A decrease in personnel-related expenses, as a result of the 2012 restructuring plan, represents approximately 49% of the decrease and a decrease in other personnel-related expenses, not associated with the 2012 restructuring plan, represents approximately 20% of the decrease. See Note 6 in the notes to condensed consolidated financial statements for more information on the restructuring plan. In addition, variable project-related expenses decreased approximately 29% during the period. These decreases in research and development expense were partially offset by a decrease in professional services activities. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses during the period of approximately $580,000. As a percentage of revenue, research and development expenses were approximately 20% for the nine months ended September 30, 2013 compared to approximately 23% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing while research and development expenses decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $614,000 and $658,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease in sales and marketing expense was primarily due to a decrease in personnel-related expenses. As a percentage of revenue, sales and marketing expenses were approximately 15% for the third quarter of 2013, compared to approximately 21% for the same period in the prior year. The decrease in sales and marketing expenses as a percentage of total revenue was due to sales and marketing expenses decreasing while revenue increased.

Sales and marketing expenses were $2.0 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. Approximately 62% of the decrease in sales and marketing expense was due to a decrease in personnel-related expenses. The remaining decrease in sales and marketing expense was primarily due to a decrease in marketing and tradeshow related expenses. As a percentage of revenue, sales and marketing expenses were approximately 18% for the nine months ended September 30, 2013, compared to approximately 25% for the same period in the prior year. The decrease in sales and marketing expenses as a percentage of total revenue was due to sales and marketing expenses decreasing while revenue increased. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $660,000 and $648,000 for the three months ended September 30, 2013 and 2012, respectively. As a percentage of revenue, general and administrative expenses were approximately 16% for the third quarter of 2013 and 20% for the same period in the prior year. The decrease in general and administrative expenses as a percentage of total revenue was due to general and administrative expenses increasing at a lower rate than revenue increased.

General and administrative expenses were $2.2 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in general and administrative expense was primarily due to a decrease in depreciation and amortization expense. As a percentage of revenue, general and administrative expenses were approximately 20% for the nine months ended September 30, 2013, compared to approximately 22% for the same period in the prior year. The decrease in general and administrative expenses as a percentage of total revenue was due to general and administrative expenses decreasing while revenue increased. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

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

Other (Loss) Income, Net

There was no other loss or income, net for the three months ended September 30, 2013 and 2012. Other loss, net was $343,000 for the nine months ended September 30, 2013. Other income, net was $13,000 for the nine months ended September 30, 2012. The loss for the nine months ended September 30, 2013 was primarily related to the decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims of four former employees. The Court ruled in our favor regarding all other claims brought by the twenty-two former employees. See Part II, Item 1. “Legal Proceedings” below for more information.

Income Taxes

Our effective income tax rate was 1.5% for the nine months ended September 30, 2013, compared to an effective income tax rate of 0% for the nine months ended September 30, 2012. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at September 30, 2013 and September 30, 2012. The tax expense in the periods primarily relate to tax in a foreign jurisdiction.

Net Income (Loss)

We reported a net income of $76,000 for the three months ended September 30, 2013 and a net loss of $541,000 for the three months ended September 30, 2012. Basic and diluted earnings per share for the three months ended September 30, 2013 was $0.01. Basic loss per share for the three months ended September 30, 2012 was ($0.08).

We reported a net loss of approximately $2.2 million for the nine months ended September 30, 2013 and a net loss of approximately $2.6 million for the nine months ended September 30, 2012. Basic loss per share for the nine months ended September 30, 2013 was ($0.32). Basic loss per share for the nine months ended September 30, 2012 was ($0.37).

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased approximately $1.4 million from December 31, 2012 to September 30, 2013 and decreased approximately $2.8 million from December 31, 2011 to September 30, 2012. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the nine months ended September 30, 2013 and 2012 are generally similar to the trends in our earnings except for provision for uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and stock-based compensation expense. Cash used in operating activities totaled $1.9 million for the nine months ended September 30, 2013, compared to a net loss of $2.2 million for that period. Provision for uncollectible accounts and returns increased $23,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Provision for excess and obsolete inventories increased $36,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Depreciation and amortization decreased $141,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Stock-based compensation expense increased $27,000 for the nine months ended September 30, 2013 compared to the same period in 2012.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $529,000 and cash used in investing activities totaled $509,000 for the nine months ended September 30, 2013 and 2012, respectively. Cash provided by or used in investing activities in each of the periods related principally to our investments in marketable securities and purchases of property and equipment and capitalized software. Additions to property and equipment and capitalized software were $39,000 for the nine months ended September 30, 2013, compared to $266,000 for the nine months ended September 30, 2012. The additions for the nine months ended September 30, 2013 primarily related to software and equipment purchases for penveu® and for our manufacturing operations. The additions for the nine months ended September 30, 2012 primarily related to software and equipment purchases for penveu® and for our manufacturing operations. Purchases of marketable securities were $10.4 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively. Proceeds from the sale of marketable securities increased to $11.0 million for the nine months ended September 30, 2013, compared to $7.2 million for the nine months ended September 30, 2012.

Financing Activities

Net cash provided by financing activities totaled $26,000 and $824,000 for the nine months ended September 30, 2013 and 2012, respectively, consisting solely of proceeds from the exercise of stock options.

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

Description	Severance & Fringe Benefits
Restructuring charge	$253
Cash payments dusing quarter ended December 31, 2012	(91)
Reduction of restructuring charge during quarter ended March 31, 2013	(67)
Cash payments during quarter ended March 31, 2013	(72)
Cash payments during quarter ended June 30, 2013	(23)
Remaining liability as of September 30, 2013	$-

Commitments

At September 30, 2013, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2013 are estimated at approximately $60,000, which primarily relates to manufacturing equipment. At September 30, 2013, we had approximately $515,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are future debt payments, operating leases on facilities and our phone system. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2013.

On September 3, 2013, we entered into a lease with 4240 International Associates, LLC (operating under the name “Denley Investment and Management Company”) to combine and relocate our corporate and manufacturing facilities. The leased facility is located in Carrollton, Texas. The effective date of the lease is August 22, 2013, and the lease term extends from March 1, 2014 to February 28, 2025. A copy of the agreement, which includes the terms of the future rent schedule, was filed as an exhibit to our Form 8-K filed on September 6, 2013.

Other

Management believes borrowing availability under the revolving credit facility, together with cash on hand and marketable securities, will be sufficient to meet our liquidity needs for working capital, capital expenditures, debt service and other obligations for the next twelve months. To the extent our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected. Actual results could differ materially from our expectations because of various risks and uncertainties, including (without limitation), delays in the development and introduction of penveu and other new products and services, our reliance on a limited number of customers, the lack of spending improvements in the telecommunications and computer networking industries, significant changes in product demand and other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for no charge for the three months ended September 30, 2013. The Euro to U.S. Dollar translation accounted for charges of $2,000 for the three months ended September 30, 2012. The Euro to U.S. Dollar translation accounted for charges of $4,000 and $14,000 for the nine months ended September 30, 2013 and 2012, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of September 30, 2013 or December 31, 2012.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2013. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2013. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2012.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2015 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% and 1.2% at September 30, 2013 and December 31, 2012, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to September 30, 2013 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 and were filed before the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arise from, and relate to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.8 million at September 30, 2013. The Company believed that the Plaintiffs’ claims were without merit and vigorously defended itself in this lawsuit.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All employee claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013, the Company recorded a charge of approximately $340,000 classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets. Regarding the claims of the four Plaintiffs based on non-competition indemnity, one of these Plaintiffs has filed an appeal of the Labor Court’s decision (the part of the judgment dismissing his claims based on the redundancy procedures; the economic and financial justification for the redundancy); therefore, related to this Plaintiff, the Company is currently evaluating its appeal options. No payment to this Plaintiff is to be made at this time. The Company is not filing an appeal related to the other three Plaintiffs’ claims based on non-competition indemnity. For these three Plaintiffs, the Company must pay approximately €238,000, which translated to approximately $305,000 at March 31, 2013. Fourteen other former employees also filed an appeal. The Company intends to defend itself against these appeals.

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

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on September 27, 2013, and the Labor Court rendered the same decision (to postpone the case to a hearing on September 5, 2014, and the case will not be heard on the merits until the Administrative Tribunal makes its decision).

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

Item 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

The common stock is listed on the Nasdaq Capital Market. If the stock does not continue to be traded on an established exchange, an active trading market may not exist and the trading price of the stock may decline.

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

The Company currently anticipates that it will be able to satisfy the continuing listing standards for the Nasdaq Capital Market. Nevertheless, there can be no assurance that it will be able to do so. If there were a failure to satisfy the continued listing requirements and the deficiency could not be corrected or resolved, the Company's common stock could be delisted by the Nasdaq Capital Market. In that event, the common stock may be eligible to be traded on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it may become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would also likely be a reduction in our coverage by the news media, which could cause the price of the common stock to decline further.

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

INTERPHASE CORPORATION
(Registrant)

Date: November 4, 2013	By:	/s/Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and
Accounting Officer)