Form 10-K
period 2013-12-31
INTERPHASE CORP
filed 2014-03-27
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-35267

INTERPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-1549797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4240 International Parkway, Suite 105, Carrollton, Texas 75007

(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code: (214) 654-5000

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2013, was approximately $17,100,000. As of March 19, 2014, shares of common stock outstanding totaled 7,011,146.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) effects of the ongoing issues in global credit and financial markets and adverse global economic conditions, our reliance on a limited number of customers, the lack of spending improvements in the telecommunications and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of this report and in the Company’s other filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Item 1. Business.

Company Background

Interphase Corporation (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services. The Company provides its customers solutions for connectivity, interworking and packet processing. Clients of the Company’s communications networking products include Alcatel-Lucent, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Solutions and Networks (formerly Nokia Siemens Networks), and Samsung.

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

The Company, founded in 1974, is headquartered in Carrollton, Texas, with sales offices in the United States and Europe.

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

Business Strategy

The Company’s business strategy leverages nearly forty years of development and manufacturing expertise; this experience, coupled with a process for identifying innovative product and solution ideas, is aimed not only at developing its core business, but also at identifying and launching into new high-growth businesses which will continue to help the Company to diversify its products and services into a variety of potential new markets. The Company’s core business has long been providing networking input/output (I/O) devices that serve as building blocks within a telecommunications or enterprise network infrastructure. The Company is now primarily focused upon a strategy to expand its reach into innovative and sometimes disruptive technologies and services where the Company believes it has the technology and process excellence to be successful. The Company’s goals are increasing the value of its product line, strengthening its portfolio with new solutions and diversifying into attractive new markets. Thus far, the Company is focusing its efforts in three main areas.

Telecommunications and Enterprise Products

The market for the Company’s network connectivity products has declined as native IP-based networks continue to proliferate. However, the Company believes its products in this area should remain viable in networks for several more years, although in shrinking numbers. The Company has expanded its market reach and revenue opportunities from its telecommunications product portfolio through its interworking product line, which include the iSPAN 3632 AMC, and the 92XX Gateway family of products. All of these products provide the necessary protocol interworking between the TDM networks and IP-based networks, at various levels of channelization, and typically offer customers a significant cost reduction from alternative approaches to accomplish the interworking function. The Company’s packet processing products utilize Cavium’s OCTEON multi-core processor product line. The Company relies on its custom design services as well as its experience in thermal analysis and design to differentiate itself from other suppliers of such products. Given the challenging thermal demands of these multi-core processors, these capabilities are critical to the Company’s customers’ success in their system design efforts and are key factors to Interphase’s success in this product area.

Embedded Computer Vision

In 2010 the Company selected embedded computer vision technology as a new strategic area of business, and has identified the market for interactive displays and interactive whiteboards as a target market that the Company could disrupt with this technology. In early 2010, the Company began the development of penveu, an innovative interactive display product the Company believes will be disruptive to this market. The Company began hiring key talent in the area of embedded computer vision, digital signal processing, and embedded microcontroller systems. Due to the disruptive nature of the product on its intended market, the development was kept confidential until the announcement of the product in April 2012. The general availability of penveu is May 2014. The Company protects its intellectual property rights incorporated in penveu through the filing of patents (provisional, utility, and design) and trademarks. The Company anticipates that penveu is the first of many products that the Company will continue to identify, invent, develop, and market that will use its acquired skills in the embedded computer vision technology.

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

Electronic Manufacturing Services

This service is offered to clients in need of high-quality and highly responsive electronic product manufacturing. Interphase differentiates itself on the basis of customer responsiveness, high quality, local presence, and low total cost of engagement. The Company has positioned its manufacturing services to offer high-quality manufacturing services to those under-served by the top-tier contract manufacturers. With its unique breadth of experience, the Company is further able to differentiate itself by providing additional services to customers who are in need of converting an engineering design to a manufacturing-ready product. The Company has recently experienced strong growth in this area of the business and anticipates this growth to accelerate as new customers complete their qualification process and existing customers increase their production orders. This service offering makes Interphase’s manufacturing capability more financially efficient while expanding the markets from which the Company generates revenues.

Product and Service Overview

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

penveu

penveu is a handheld device that replaces the need for interactive whiteboards, interactive projectors and expensive large touch screen displays. penveu addresses many of the shortcomings of alternate interactive technologies, because it can be installed in as little as 30 seconds, and it can be added to projectors and large screen displays that are already installed. penveu is aimed at the education market, with more than 30 million classrooms worldwide, and it can also be used effectively in the corporate training market as well as the enterprise market. The benefits of penveu include:

●	Easy and quick to install: No software installation is required, and penveu does not have to be installed on the wall like interactive whiteboard and touch displays.
●	Accurate: Due to a unique and patent-protected technology which embeds invisible targets in the display stream, the pen can calculate its position accurately and requires no calibration.
●

Flexibility: penveu can operate while touching the screen or display, and up to 40 feet away from it, giving the teacher (or presenter) the flexibility to move around the classroom (or other room) without losing the ability to continue to interact with the content.

●

Easy to use: penveu is a self contained interactive display system that creates its own digital ink on any projected media. There is no need for any additional applications or features to be enabled; a user can just plug it in and begin writing.

●	Portability: Due to the small size of the overall product, it can be carried by traveling presenters and installed in new locations very quickly.
●

Price: While providing all the functionality of an interactive whiteboard and much more, penveu will cost less than one-quarter of the average price of a typical installed interactive whiteboard. For the education market, after the educator discount, the 8GB product price will be $499.

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

Interphase offers services in two basic categories:

Engineering Design Services

-	Specifications gathering

-	Program management

-	Detailed electrical, mechanical and thermal design (high performance/cost optimized)

-	Wireless services design for cellular, WiFi, Bluetooth, and other services

-	Full mechanical enclosure design

o	Plastics designs for consumer products

o	Metal enclosures for Enterprise and Telecommunication application

-	Software design for drivers and applications

-	Application software porting and integration

-	Rapid prototyping

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

During 2013, sales to Nokia Solutions and Networks (formerly Nokia Siemens Networks) and Alcatel-Lucent were $3.5 million (or 23%) and $3.3 million (or 21%), respectively, of the Company’s consolidated revenues. During 2012, sales to Alcatel-Lucent and Nokia Siemens Networks were $3.8 million (or 27%) and $1.9 million (or 13%), respectively, of the Company’s consolidated revenues. During 2011, sales to Nokia Siemens Networks and Alcatel-Lucent were $6.7 million (or 31%) and $4.6 million (or 21%), respectively, of the Company’s consolidated revenues. No other customers individually accounted for more than 10% of the Company’s consolidated revenues in any of those years.

The Company markets its products through its direct sales force, manufacturers’ representatives, value-added distributors, and web and social media tools. In addition to the Company's headquarters in Carrollton, Texas, the Company has sales offices located in or near Seattle, Washington; Amsterdam, Holland; and Helsinki, Finland. The Company's direct sales force sells products directly to key customers and supports manufacturers’ representatives and the distribution channel. See Note 13 of the accompanying notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.

Manufacturing and Supplies

Manufacturing operations are conducted at the Company's facility located in Carrollton, Texas. The Company's products consist primarily of various integrated circuits, other electronic components and firmware assembled onto both internally-designed and customer-designed printed circuit boards, and in some cases, assembled with plastic components to create a device for consumer use.

The Company uses sole-sourced components on some of its products, as well as standard off-the-shelf items. Historically, the Company has not experienced significant long-term problems in maintaining an adequate supply of these parts sufficient to satisfy customer demand. The Company believes it has good relationships with its vendors.

The Company generally does not manufacture products to stock its finished goods inventory. Instead, substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company has had limited requirements to maintain significant finished goods inventories. However, the Company’s requirements to maintain its finished goods inventory may increase in the future with the market release of penveu.

Patents, Copyrights, Trademarks, Licenses and Intellectual Property

While the Company believes its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate and adapt to technology changes, its success also depends, in part, upon its ability to protect proprietary technology contained in its products. The Company is building a patent portfolio related to its embedded computer vision technology, specifically penveu. Since the Company began filing patents for penveu, U.S. patent 8,127,997 has been issued (on July 10, 2012) and U.S. Patent No. 8,446,364 has issued (on May 21, 2013).  International patent applications based on these and other pending U.S. applications have been filed, including those published as PCT International Patent Application Publications WO/2011/115764 (published September 22, 2011) and WO/2012/121969 (published on September 13, 2012).  Additional utility patent applications and a design patent application have been filed by the Company in the U.S., and a design patent has been registered in some countries outside of the U.S.

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

Employees

At December 31, 2013, the Company had 67 regular full-time employees, of which 26 were engaged in manufacturing and quality assurance, 16 in research and development, 12 in sales, sales support, customer service and marketing and 13 in general management and administration.

The Company’s success to date has been significantly dependent on the contributions of a number of its key technical and management employees. The loss of the services of one or more of these key employees could have a material adverse effect on the Company. In addition, the Company believes its future success will depend, in large part, upon its ability to attract and retain highly skilled and motivated technical, managerial, sales and marketing personnel. Competition for such personnel is significant.

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

The Company’s primary competition for its engineering design and manufacturing services includes small and mid-tier domestic engineering design and manufacturing services providers which offer full life-cycle services to take new or existing product design ideas from concept into manufactured products.  These companies are usually regionally based and are of comparable size.  The Company also faces competition, from time to time, from companies that offer only manufacturing services or only design services, and from companies that offer similar services from offshore centers.  Other than price, the Company competes for its engineering design and manufacturing services on the basis of experience, process and product quality and speed of delivery.

The Company’s primary competition for its penveu product includes manufacturers of large interactive whiteboards, manufacturers of interactive projectors, and manufacturers of after-market pen tracking products. Interactive whiteboards limit users to the screen, operate only with projectors, are difficult and expensive to install, once mounted on the wall are not portable at all, and require constant calibration. While interactive projectors offer the flexibility of on-board and remote operation, they still require professional installation, are not portable, and are expensive. After-market pen tracking products restrict the users to at-board operation, require professional installation, and constant calibration. penveu, on the other hand, operates at the board and up to 40 feet away from it; is portable and can be carried by a traveling salesperson; can be installed by a user with no professional help in less than a minute; requires no software installation; works with any Microsoft or Apple product; requires no calibration to maintain its accuracy. In addition, penveu addresses the market of already-installed projectors and displays, requiring no new display technology installation and is only a fraction of the cost of an interactive whiteboard or interactive projector.

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

Item 1A. Risk Factors.

The continued issues in global credit and financial markets and adverse global economic conditions could materially and adversely affect our business and results of operations.

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

We must successfully manage new product and service introductions and the entry into new markets.

As described under Item 1. “Business – Business Strategy” above, we are focused upon a strategy to expand our reach into innovative and sometimes market-disruptive technologies and services where we believe we have the technology and process excellence to be successful. As a result we intend to introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We expect that these new product and service introductions will lead us into markets where we have not previously competed. The success of new product and service introductions will depend on a number of factors including, but not limited to, timely and successful development of products or services, market acceptance, our ability to manage the risks associated with new products and production ramp issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects in the early stages of introduction, and the availability of qualified persons to perform new services. Accordingly, we cannot determine in advance the ultimate effect that new product and service introductions and the entry into new markets will have on our operating results, financial condition and cash flows.

Litigation against us could require significant time of our management, be costly to defend against and/or negatively impact our operating results.

As noted under Item 3. “Legal Proceedings” below, twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 6 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.9 million at December 31, 2013, related to these claims. We have been successful in defending most, though not all, of these claims in the two courts. The Labor Court entered an adverse judgment as to claims totaling approximately €265,000, which translated to approximately $365,000 at December 31, 2013, most of which has been paid. Two of the claims remaining pending in the courts, and a number of the Plaintiffs have filed appeals of the Labor Court’s dismissals of their claims. We believe that the Plaintiffs’ remaining and appellate claims are without merit and plan to continue to vigorously defend ourselves against them.

Although we do not believe that the Plaintiffs’ remaining and appellate claims have merit, litigation (particularly outside of the United States) is inherently unpredictable, and it is possible that we would be required to pay an additional amount to the Plaintiffs.  If the potential required amount is significant, the payment could have a material adverse effect on our financial condition.  Further, if this litigation were to continue for an extended time, our defense of the Plaintiffs’ claims, even if successful, could require us to pay significant costs (including fees of counsel) and require time and energy of management that could otherwise be spent on our business, all of which could negatively affect our financial condition and operations.

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

While we enjoy very good relationships with our customers, there can be no assurance that our customers will continue to purchase products from us at the current levels. Orders from our customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Customers typically do not enter into long-term volume purchase contracts with us, and they have certain rights to extend or delay the shipment of their orders. The loss of one or more of our major customers, or the reduction, delay or cancellation of orders or a delay in shipment of products to such customers, could have a material adverse effect on our operating results, financial condition and cash flows.

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

Certain components used in our products are currently available from one or only a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available with acceptable prices and terms. Inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect gross margins, either of which could have a material adverse effect on our operating results, financial condition and cash flows.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals (gold, tin, tungsten and tantalum), known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC has adopted due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals. Since we manufacture products which may use one or more of such minerals, we will be required to comply with the new SEC rules, with our first required report due in May 2014, covering our activities in 2013. We have spent, and expect to continue to spend, money and time of key personnel to comply with these disclosure requirements, including diligence to determine the sources of minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Compliance with the SEC rules could adversely affect the sourcing, supply and pricing of materials used in our products. Because there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. In addition, our supply chain is complex and we may not be able to easily verify the origins for all minerals used in our products. We may face reputational challenges with our customers and other stakeholders if our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of minerals contained in the components included in our products through the due diligence procedures that we implement.

Although we expect to be able to file our first required report in May 2014, our ability to do so depends on our implementation of new processes and procedures and on information supplied by numerous suppliers of products or components to us that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inadequate or inaccurate, or our procedures to obtain the information do not fulfill the SEC’s requirements, we could face both reputational and SEC-enforcement risks.

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

We must identify the right product mix and maintain sufficient raw materials inventory on hand to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if circumstances change, there could be a material impact on the net realizable value of our inventory, which could adversely affect our results.

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

We derive a substantial portion of our revenues from outside of North America, which exposes us to additional business risks, including political, economic and currency risks.

In 2013, we derived approximately 47% of our revenues from sales outside of North America. Economic and political conditions in some of these markets, as well as different legal, tax, accounting and other regulatory requirements, may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our former operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations (See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk” below).

We may require additional working capital to fund operations and expand our business.

We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months.

However, we may need to raise additional capital before this period ends to:

●	fund research and development of new products beyond what is expected in 2014;

●	expand product and service offerings beyond what is contemplated in 2014 if unforeseen opportunities arise;

●	fund activities related to the introduction of new products and services or the entry into new markets beyond what is anticipated in 2014;

●	respond to a rapid increase in demand for our products;

●	take advantage of potential acquisition opportunities in the current economic environment;

●	invest in businesses and technologies that complement our current operations; or

●	respond to unforeseen competitive pressures.

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

We reported net losses of $2.7 million, $3.8 million and $505,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In order to achieve consistent profitability, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, the market price of our common stock will likely be negatively impacted.

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

Our common stock is currently listed on the NASDAQ Capital Market. The NASDAQ Capital Market’s continued listing standards for our common stock require, among other things, that (i) the closing bid price for our common stock not fall below $1.00; (ii) we have at least 300 beneficial holders and/or holders of record of our common stock; (iii) our stockholders’ equity not fall below $2.5 million; (iv) we have more than 500,000 shares held by the public (excluding officers, directors, and beneficial holders of 10% or more) with a market value of at least $1.0 million; and (v) we have at least two registered and active dealers meeting the requirements set forth in the standards. If our common stock was threatened with delisting from the NASDAQ Capital Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements or we may pursue other strategic alternatives to meet the continuing listing standards.

In addition, we may choose to voluntarily delist from NASDAQ, or even deregister from the reporting requirements with the SEC (i.e., “go dark”), in the event we believe we may be subject to a delisting proceeding, or for any other reason our Board of Directors determines it to be in the best interest of our stockholders.

If our common stock is delisted by, or we voluntarily delist from, the NASDAQ Capital Market, our common stock may be eligible to be traded on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

Certain provisions of Texas law and our shareholder rights plan may make it more difficult to acquire us, even if such acquisition may be beneficial to our shareholders.

Certain provisions of the Texas corporate statute, to which we are subject, limits business combinations with any “affiliated shareholder,” which is generally any person or group of persons that is, or has been during the preceding three years, the beneficial owner of 20% or more of our outstanding voting shares. Also, we have in place a shareholder rights plan, commonly referred to as a “poison pill” (see Note 8 in the notes to the consolidated financial statements). The statutory provisions and the rights plan may discourage, delay or prevent a third party from acquiring us or acquiring a large portion of our shares (including by initiating a tender offer), even if our shareholders might receive for their shares in any such acquisition a premium over the then current market price of the shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s operations are conducted in a 43,000-square-foot leased facility located in Carrollton, Texas. The lease extends through February 2025. The Company believes that its facilities and equipment are in good operating condition and are adequate for its operations. The Company owns a large portion of the equipment used in its operations. Such equipment consists primarily of engineering equipment, manufacturing and test equipment, computer equipment and fixtures. In order to provide additional capacity, the Company also leases certain manufacturing equipment.

Item 3. Legal Proceedings.

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. See Note 6 in the notes to the consolidated financial statements for more information regarding the 2010 restructuring plan. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.9 million at December 31, 2013. The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

On March 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of twenty-three of the twenty-five former employees. On May 31, 2012, the Court reported that the four judges’ votes were split; therefore, another hearing before the Labor Court took place on January 25, 2013. The same four judges heard the case again, along with a professional judge from another court to ensure that a majority decision would be reached.

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. Regarding the claims of the four Plaintiffs based on non-competition indemnity, one of these Plaintiffs has filed an appeal of the Labor Court’s decision (the part of the judgment dismissing his claims based on the redundancy procedures; the economic and financial justification for the redundancy); therefore, related to this Plaintiff, the Company is currently evaluating its appeal options. No payment to this Plaintiff is to be made until the appeal process is resolved. The Company is not filing an appeal related to the other three Plaintiffs’ claims based on non-competition indemnity. For these three Plaintiffs, the Company must pay approximately €238,000, which translated to approximately $305,000 at March 31, 2013. Approximately $275,000 was paid during the three months ended December 31, 2013. Fourteen other former employees also filed an appeal. The date of the hearing before the Court of Appeals of Versailles is on October 8, 2014. The Company intends to vigorously defend itself against these appeals.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status. On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing. Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court. On March 22, 2013, the Labor Court rejected this former employee's claims. This former employee is one of the fourteen other former employees that filed an appeal, as described in the preceding paragraph.

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy. Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration. Each of those former employees also filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy. Although each such claim or action is directed against the State, Interphase is also a party to these proceedings. The decision of the Administrative Tribunal regarding these two cases was rendered on February 3, 2014. The Administrative Tribunal dismissed these two former employees’ claims challenging the administrative decision authorizing their redundancy. Each former employee will have two months to file an appeal from the receipt of official notice of the dismissal of his claim.

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on September 27, 2013, and the Labor Court rendered the same decision (to postpone the case to a hearing on September 5, 2014). On September 5, 2014, the case will not be heard on the merits if the Plaintiff files an appeal against the Administrative Tribunal’s judgment before the Administrative Court of Appeal.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative. The Labor Court granted the Company’s motion and rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on May 28, 2013. The Labor Court rendered the same decision and again postponed the hearing until the Administrative Tribunal makes its decision; therefore, this case will be heard again on June 17, 2014. On June 17, 2014, the case will not be heard on the merits if the Plaintiff files an appeal against the Administrative Tribunal’s judgment before the Administrative Court of Appeal.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since January 1984, shares of the Company's common stock have been traded on the NASDAQ Capital Market, the NASDAQ Global Market, or their predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2012 and 2013 as reported by the NASDAQ Global Market or the NASDAQ Capital Market, as applicable.

2012	High	Low
First Quarter	5.50	4.51
Second Quarter	6.86	3.71
Third Quarter	4.37	3.10
Fourth Quarter	3.36	2.01

2013	High	Low
First Quarter	2.77	2.16
Second Quarter	3.49	2.30
Third Quarter	5.81	2.79
Fourth Quarter	4.67	3.87

The Company had approximately 1,200 beneficial owners of its common stock, of which 48 were of record, as of March 19, 2014.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Stock Performance Graph

The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2013, 2012, 2011, 2010 and 2009 with the cumulative total return of the NASDAQ composite index and the Dow Jones US Telecommunications Equipment TSM Index. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2008 in the common stock of the Company and in each of the two indices, and assumes reinvestment of dividends.

	Cumulative Return
	12/08	12/09	12/10	12/11	12/12	12/13
Interphase Corporation	100	155	109	274	157	235
NASDAQ Composite	100	145	171	171	200	283
Dow Jones US Telecommunications Equipment TSM Index	100	152	160	147	161	197

Item 6. Selected Financial Data.

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from the consolidated balance sheets and the related consolidated statements of operations at or for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and the notes thereto appearing elsewhere herein, as applicable.

It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, for the years ended December 31, 2013, 2012 and 2011.

Statement of Operations Data:

(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011	2010	2009

Revenues	$15,588	$13,855	$21,993	$18,207	$25,585

Gross margin	6,309	6,149	10,531	9,187	12,289

Research and development	2,992	3,290	3,814	6,572	7,970
Sales and marketing	2,625	3,358	3,498	4,512	5,753
General and administrative	2,946	3,034	3,529	3,843	4,275
Restructuring (benefit) charge	(67)	253	-	3,339	1,236

Loss from operations	(2,187)	(3,786)	(310)	(9,079)	(6,945)
Other (loss) income, net	(470)	13	22	23	289

Loss before income tax	(2,657)	(3,773)	(288)	(9,056)	(6,656)
Income tax provision (benefit)	46	12	217	(637)	(1,102)

Net loss	$(2,703)	$(3,785)	$(505)	$(8,419)	$(5,554)

Net loss per share
Basic	$(0.39)	$(0.54)	$(0.07)	$(1.23)	$(0.81)
Diluted	$(0.39)	$(0.54)	$(0.07)	$(1.23)	$(0.81)
Weighted average common shares	7,006	6,975	6,857	6,839	6,899
Weighted average common and dilutive shares	7,006	6,975	6,857	6,839	6,899

Balance Sheet Data:

(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Working capital	$9,780	$11,631	$13,997	$13,117	$21,257

Total assets	14,409	15,178	17,818	19,314	28,647

Total liabilities	7,387	6,125	6,476	8,304	9,385

Shareholders' equity	$7,022	$9,053	$11,342	$11,010	$19,262

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the following are the more critical judgment areas in the application of the Company’s accounting policies that affect the Company’s financial condition, results of operations, and cash flows. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.” Product revenues and electronic manufacturing services revenues are recognized upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue, other than electronic manufacturing services revenue, is recognized as the services are performed. Deferred revenue consists primarily of advance payments for electronic manufacturing services where the goods have not yet shipped.

The Company’s engineering design services are typically provided on a fixed-fee basis. The revenues for such longer duration projects that require significant customization and integration are recognized using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within the Company’s control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If the Company is unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed.

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

Stock-Based Compensation: Management estimates are necessary in determining compensation expense for both restricted stock and stock options with performance-based vesting criteria. Compensation expense for this type of stock-based award is recognized over the period from the date the performance condition is determined to be probable of being achieved through the date the applicable condition is expected to be achieved. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being achieved, if ever. Management evaluates whether performance conditions are probable of being achieved on a quarterly basis.

Income Taxes: The Company determines its deferred taxes using the asset and liability method. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax law. The Company’s consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

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

The Company is periodically engaged in various tax audits by federal, state and foreign governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses of these proceedings, if applicable. The Company is currently undergoing a tax audit in France.

Consolidated Statement of Operations as a Percentage of Revenue

	Year ended December 31,
	2013		2012	2011
Revenues	100.0%		100.0%	100.0%
Cost of sales	59.5%		55.6%	52.1%

Gross margin	40.5%		44.4%	47.9%

Research and development	19.2%		23.7%	17.3%
Sales and marketing	16.8%		24.2%	15.9%
General and administrative	18.9%		21.9%	16.0%
Restructuring (benefit) charge	(0.4	)% -	1.8% -	- -

Loss from operations	(14.0)%		(27.3)%	(1.4)%

Interest income, net	0.0%		0.2%	0.1%
Other loss, net	(3.1)%		(0.1)%	-

Loss before income tax	(17.0)%		(27.2)%	(1.3)%
Income tax provision	0.3%		0.1%	1.0%

Net loss	(17.3)%		(27.3)%	(2.3)%

Overview

During 2013 we continued to diversify our company into new markets while leveraging our core telecommunication products to generate meaningful revenues and gross margin. Revenue grew by 13% in 2013, including a 33% increase in services revenues and a 10% increase in our telecommunications product revenues. In addition, we continued to diligently manage our expenses and successfully reduced our operating expenses by 14%. Despite these accomplishments, we were unable to achieve the profitable year we desired in 2013, primarily due to the delay in bringing penveu to market.

Although we were excited for penveu to enter the beta phase of testing during 2013, we experienced some unexpected challenges related to the positioning system and certain areas of the user experience. However, we believe these technical issues have been resolved, and we expect to begin shipping penveu in May 2014.

In preparation of our anticipated growth, we moved into a new facility in Carrollton, Texas in the first quarter of 2014. This move was strategically important for several reasons. Our new space has enabled us to expand our current production capability and provides us additional room for future growth. At the same time, we have reduced our facility expenses. Furthermore, we have gained operational efficiencies since our company functions are now contiguous.

Results of Operations

Revenues: Total revenues for the years ended December 31, 2013, 2012 and 2011 were $15.6 million, $13.9 million and $22.0 million, respectively. Revenues increased by 13% in 2013 compared to 2012. This increase was primarily attributable to our services revenues, which increased approximately 33% to $4.3 million in 2013 compared to approximately $3.2 million in 2012. This increase was primarily related to increased electronic contract manufacturing services revenue of approximately $1.8 million, partially offset by decreased electronic engineering design services revenue of approximately $850,000. Additionally, our telecommunications product revenues increased approximately 10% to $11.1 million in 2013 compared to $10.1 million in 2012. Approximately 60% of this increase was due to revenue from a product purchased by two telecommunications equipment manufacturers. However, in October 2013, we were notified by one of these customers that it has cancelled the project that was using our product. As a result, we expect that future revenue from that product will be impacted to some degree. Nevertheless, our other, larger customer has expansion plans for its media gateway that uses our product; so some of this revenue may be restored for us. In addition, approximately 40% of this increase was due to revenue from a product purchased by a telecommunications equipment manufacturer who experienced a design win in China. These design wins typically are unpredictable in timing and not long in duration. This increased revenue was partially offset by a decrease of two telecommunications products that are end-of-life, which led to reduced revenue from these products in 2013. Our enterprise product revenues decreased approximately 94% to $23,000 in 2013 compared to $393,000 in 2012. All other revenues increased slightly to $156,000 in 2013 compared to $134,000 in 2012.

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

Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2013, 2012 and 2011 was 40%, 44% and 48%, respectively. The decrease in gross margin percentage in 2013 compared to 2012 was primarily due to a shift in product mix toward lower margin products and services, partially offset by increased utilization of our manufacturing facility. We expect this trend to stabilize in future periods.

The decrease in gross margin percentage in 2012 compared to 2011 was primarily due to decreased utilization of our manufacturing facility.

Research and Development: Our investment in the development of new products through research and development was $3.0 million, $3.3 million and $3.8 million in 2013, 2012 and 2011, respectively. As a percentage of revenue, research and development expenses were 19%, 24% and 17% for 2013, 2012 and 2011, respectively. Research and development expenses decreased in 2013 compared to 2012 by $298,000. This decrease in research and development expense was made up of several items. A decrease in personnel-related expenses, as a result of the 2012 restructuring plan, represents approximately 56% of the decrease and a decrease in other personnel-related expenses, not associated with the 2012 restructuring plan, represents approximately 13% of the decrease. See Note 6 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan. In addition, variable project-related expenses decreased approximately 28% during the period. These decreases in research and development expense were partially offset by a decrease in professional services activities. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses during the period of approximately $500,000. The decrease in research and development expense as a percentage of total revenue is due to revenue increasing while research and development expense decreased as described above. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Research and development expenses decreased in 2012 compared to 2011 by $524,000. During 2012, there was an increase in professional services activities, which resulted in an increase in services revenues. Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease of approximately 32% in research and development expenses in 2012 compared to 2011. In addition, there was a decrease in personnel and related expenses of approximately 31%, primarily as a result of the 2012 restructuring plan. See Note 6 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan. Furthermore, variable research and development project-related expenses decreased approximately 19% during the year. The increase in research and development expense as a percentage of total revenue is due to revenue decreasing at a higher rate than research and development expense as described above.

Sales and Marketing: Sales and marketing expenses were $2.6 million, $3.4 million and $3.5 million in 2013, 2012 and 2011, respectively. As a percentage of revenue, sales and marketing expenses were 17%, 24% and 16% for 2013, 2012 and 2011, respectively. Sales and marketing expenses decreased by $733,000 in 2013 compared to 2012. Approximately 65% of the decrease in sales and marketing expense was due to a decrease in personnel-related expenses. The remaining decrease in sales and marketing expense was due to a decrease in marketing and tradeshow related expenses. The decrease in sales and marketing expense as a percentage of total revenue was due to revenue increasing while sales and marketing expense decreased as described above. We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue results.

Sales and marketing expenses decreased by $140,000 in 2012 compared to 2011. The increase in sales and marketing expense as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expense.

General and Administrative: General and administrative expenses were $2.9 million, $3.0 million and $3.5 million in 2013, 2012 and 2011, respectively. As a percentage of revenue, general and administrative expenses were 19%, 22% and 16% in the years ended December 31, 2013, 2012 and 2011, respectively. General and administrative expenses decreased by $88,000 in 2013 compared to 2012. The decrease in general and administrative expense was primarily due to a decrease in depreciation and amortization expense of our Enterprise Performance Management software. The decrease in general and administrative expense as a percentage of total revenue was due to revenue increasing while general and administrative expense decreased as described above.

General and administrative expenses decreased by $495,000 in 2012 compared to 2011. Approximately 31% of the decrease in general and administrative expenses was due to a decrease in legal services expense. Additionally, there was a decrease in variable compensation expense of approximately 22% and a decrease in depreciation and amortization expense of approximately 20%. See Note 11 in the notes to the consolidated financial statements for more information regarding legal proceedings. The increase in general and administrative expense as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expense as described above.

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

Interest Income, Net: Interest income earned on marketable securities, net of interest expense on long-term debt, was $7,000, $25,000 and $22,000 in 2013, 2012 and 2011, respectively.

Other Loss, Net: Other loss, net was $477,000 in 2013, $12,000 in 2012 and zero in 2011. Approximately 97% of other loss, net in 2013 was related to the adverse decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims and related payroll taxes of four former employees of our France domiciled subsidiary. See Note 11 in the notes to the consolidated financial statements for more information.

Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2013, 2012 and 2011. Approximately 65% of the income tax expense for 2013 was due to tax in foreign jurisdictions and approximately 35% due to tax in domestic jurisdictions. The income tax expense for 2012 was nearly equally due to tax in domestic and foreign jurisdictions. The income tax expense for 2011 was primarily due to tax in a foreign jurisdiction.

Net Loss: We reported a net loss of approximately $2.7 million, $3.8 million and $505,000 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

New Product: On April 18, 2012 we announced the debut of penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system. Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration. penveu is targeted at the education market, and it can be used effectively in the corporate training market as well as the enterprise market. An independent source estimates the new interactive whiteboard installations market to grow to approximately $1.85 billion in revenue by 2017. However, penveu also has the unique ability to turn the estimated over 50 million projectors and 7 million large screen displays that are currently installed worldwide into interactive display devices. The retail price of penveu is less than 25% of the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu does not require the time and expense of installation. penveu will be offered and sold through our website, other online distributors, resellers, retailers and catalogs. Although we were excited for penveu to enter the beta phase of testing during 2013, we experienced some unexpected challenges related to the positioning system and certain areas of the user experience. However, we believe these technical issues have been resolved, and we expect to begin shipping penveu in May 2014.

Liquidity and Capital Resources

Consolidated Cash Flows

Cash and cash equivalents decreased by $2.5 million and $3.5 million for the year ended December 31, 2013 and 2012, respectively. Cash and cash equivalents increased by $2.7 million for the year ended December 31, 2011. Cash flows are impacted by operating, investing and financing activities.

Operating Activities: Trends in cash flows from operating activities for 2013, 2012 and 2011 are generally similar to the trends in our earnings adjusted by the provision for/(recovery of) uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization and amortization of stock-based compensation. Cash used in operating activities totaled $2.1 million compared to a net loss of $2.7 million for the year ended December 31, 2013. Cash used in operating activities totaled $3.6 million compared to a net loss of $3.8 million for the year ended December 31, 2012. Cash provided by operating activities totaled $771,000 compared to a net loss of $505,000 for the year ended December 31, 2011. Allowances for doubtful accounts and returns increased during 2013 as we experienced a shift in our customers’ risk profiles and payment trends. We recovered $4,000 during 2012 in uncollectible accounts and returns due to improved collection activities throughout the year. Writedowns of excess and obsolete inventories increased by $63,000 and decreased by $3,000 in 2013 and 2012, respectively. Depreciation and amortization decreased by $156,000 and $188,000 in 2013 and 2012, respectively. Approximately 60% of the decrease in depreciation and amortization in 2013 related to our Enterprise Performance Management software and approximately 30% of the decrease in depreciation and amortization in 2013 related to our manufacturing equipment. The decrease in depreciation and amortization in 2012 was primarily due to our Enterprise Performance Management software. Amortization of stock-based compensation increased by $12,000 and $316,000 in 2013 and 2012, respectively. The increase in amortization of stock-based compensation in 2012 was primarily due to the issuance of stock options. See Note 8 in the notes to the consolidated financial statements for more information on stock-based compensation.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: Net cash used in investing activities totaled $402,000 and $790,000 for the year ended December 31, 2013 and 2012, respectively. Net cash provided by investing activities totaled $1.3 million for the year ended December 31, 2011. Cash used in or provided by investing activities in each of the three years presented related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment during 2013 primarily related to leasehold improvements made to the Company’s new corporate office and manufacturing facility and software and equipment purchases for penveu and for our manufacturing operations. Additions to property and equipment during 2012 primarily related to software and equipment purchases for penveu and for our manufacturing function. Additions to property and equipment during 2011 primarily related to software and equipment purchases for our engineering, manufacturing and administrative functions. Purchases of marketable securities increased by approximately $4.2 million for 2013 compared to 2012. Purchases of marketable securities increased by approximately $4.5 million for 2012 compared to 2011. Proceeds from the sale of marketable securities increased by approximately $4.4 million for 2013 compared to 2012. Proceeds from the sale of marketable securities increased by approximately $2.4 million for 2012 compared to 2011.

Financing Activities: Net cash provided by financing activities totaled $26,000, $835,000 and $527,000 for the years ended December 31, 2013, 2012 and 2011, respectively, related to proceeds from the exercise of stock options.

Commitments

At December 31, 2013, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2014 are estimated at approximately $1 million, approximately 75% of which relates to enhancements to our manufacturing equipment through a capital lease entered into in the first quarter of 2014. Our significant long-term obligations are operating leases on facilities and phone systems and future debt payments. In addition, at December 31, 2013, we had approximately $230,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2014.

The following table summarizes our future contractual obligations and payment commitments as of December 31, 2013 (in thousands):

Contractual Obligation	Payments due by period
	Total	<1 year	1 - 3 years	3 - 5 years	> 5 years
Long-term debt obligation (1,2)	$3,620	$60	$3,560	$-	$-
Operating lease obligations (3,4,5)	$4,947	$322	$759	$855	$3,011
Total	$8,567	$382	$4,319	$855	$3,011

(1)

At December 31, 2013, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank. The revolving credit facility matures on December 19, 2015 and is secured throughout the term of the credit facility by marketable securities.

(2)

We incur interest expense on the borrowings from the revolving credit facility at a rate of London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2013, our interest rate on the borrowings from the revolving credit facility was 1.7%. We used the 1.7% rate to estimate interest expense for 2014 through December 2015. The interest expense estimate is $59,500 annually for the years 2014 through December 2015.

(3)	We lease our facilities under non-cancelable operating leases with the longest terms extending to February 2025.

(4)

Our operating lease at our former Plano headquarters location included a $70,000 letter of credit issued to our landlord which could only be used in the case of bankruptcy, insolvency, or the uncured non-payment of monetary obligations of such lease. The letter of credit, if accessed, would be funded by our existing revolving credit facility.

(5)	We lease our phone system under a non-cancelable operating lease extending to October 2014.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our liquidity needs for working capital, capital expenditures and debt service for the next twelve months. To the extent our actual operating results or other developments, including the anticipated financial impact of the second quarter of 2014 release of penveu, differ from our expectations, our liquidity could be adversely affected.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $4,000, $14,000 and $27,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of December 31, 2013 or 2012.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2013. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2013. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2012.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2015 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% and 1.2% at December 31, 2013 and 2012, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by approximately $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to December 31, 2013 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in “Internal Control – Integrated Framework (1992).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2014, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2014, which is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct, which applies to all members of the board of directors and employees, including its Chairman and Chief Executive Officer, its Chief Financial Officer and its Corporate Controller.  The Code of Ethics is available on the Company’s website at www.interphase.com.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website, at the address specified above, and, to the extent required by the listing standards of the NASDAQ Capital Market, by filing a Current Report on Form 8-K with the Securities and Exchange Commission disclosing such information.

Item 11. Executive Compensation.

See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2014, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2014, which is incorporated herein by reference.

The following table sets forth information as of December 31, 2013 regarding the Company’s equity compensation plans:

	Number of securities in thousands to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities in thousands remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	2,187	$4.11	324
Equity Compensation plans not approved by security holders	-	-	-
Total	2,187	$4.11	324

See Note 8 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder-approved stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See information regarding certain relationships, related transactions and director independence under the headings “Election of Directors,” “Audit Committee,” “Nominating and Governance Committee,” “Executive Compensation,” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2014, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See information regarding principal accountant fees and services under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2014” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2014, which is incorporated herein by reference.

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

INTERPINTERPHASE CORPORATION

By: /s/ Gregory B. Kalush
Date: March 27, 2014	Gregory B. Kalush
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interphase Corporation

We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 27, 2014

INTERPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
ASSETS	2013	2012

Cash and cash equivalents	$1,478	$3,949
Marketable securities	5,121	4,854
Trade accounts receivable, less allowances of $45 and $39, respectively	2,679	2,781
Inventories	3,332	2,219
Prepaid expenses and other current assets	1,041	350
Total current assets	13,651	14,153

Machinery and equipment	6,064	6,036
Leasehold improvements	380	332
Furniture and fixtures	425	400
	6,869	6,768
Less-accumulated depreciation and amortization	(6,552)	(6,434)
Total property and equipment, net	317	334

Capitalized software, net	96	175
Other assets	345	516
Total assets	$14,409	$15,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$1,475	$777
Deferred revenue	652	375
Accrued liabilities	1,513	1,149
Accrued compensation	231	221
Total current liabilities	3,871	2,522

Deferred lease obligations	16	103
Long term debt	3,500	3,500
Total liabilities	7,387	6,125

Commitments and contingencies

Shareholders' Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 7,011,146 and 7,006,310 shares issued and outstanding, respectively	701	701
Additional paid in capital	46,442	45,730
Accumulated deficit	(39,196)	(36,493)
Cumulative other comprehensive loss	(925)	(885)
Total shareholders' equity	7,022	9,053
Total liabilities and shareholders' equity	$14,409	$15,178

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011

Revenues:
Product	$11,256	$10,609	$19,524
Service	4,332	3,246	2,469
Total revenues	15,588	13,855	21,993
Cost of sales:
Product	6,000	5,382	9,907
Service	3,279	2,324	1,555
Total cost of sales	9,279	7,706	11,462

Gross margin	6,309	6,149	10,531

Research and development	2,992	3,290	3,814
Sales and marketing	2,625	3,358	3,498
General and administrative	2,946	3,034	3,529
Restructuring (benefit) charge	(67)	253	-
Total operating expenses	8,496	9,935	10,841

Loss from operations	(2,187)	(3,786)	(310)

Interest income, net	7	25	22
Other loss, net	(477)	(12)	-

Loss before income tax	(2,657)	(3,773)	(288)

Income tax provision	46	12	217

Net loss	$(2,703)	$(3,785)	$(505)

Net loss per share:
Basic	$(0.39)	$(0.54)	$(0.07)
Diluted	$(0.39)	$(0.54)	$(0.07)

Weighted average common shares	7,006	6,975	6,857
Weighted average common and dilutive shares	7,006	6,975	6,857

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years ended December 31,
	2013	2012	2011

Net loss	$(2,703)	$(3,785)	$(505)
Other comprehensive loss:
Foreign currency translation adjustment	(37)	(14)	(28)
Unrealized holding (loss) gain arising during period, net of tax	(3)	1	(20)
Other comprehensive loss	(40)	(13)	(48)
Comprehensive loss	$(2,743)	$(3,798)	$(553)

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2010	6,816	$682	$43,355	$(32,203)	$(824)	$11,010
Option exercises	107	11	516	-	-	527
Stock forfeited under restricted stock plan, net of stock issued	(28)	(3)	3	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	358	-	-	358
Foreign currency translation	-	-	-	-	(28)	(28)
Unrealized holding period loss	-	-	-	-	(20)	(20)

Net loss	-	-	-	(505)	-	(505)

Balance at December 31, 2011	6,895	$690	$44,232	$(32,708)	$(872)	$11,342
Option exercises	177	17	818	-	-	835
Stock forfeited under restricted stock plan, net of stock issued	(66)	(6)	6	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	674	-	-	674
Foreign currency translation	-	-	-	-	(14)	(14)
Unrealized holding period gain	-	-	-	-	1	1

Net loss	-	-	-	(3,785)	-	(3,785)

Balance at December 31, 2012	7,006	$701	$45,730	$(36,493)	$(885)	$9,053
Option exercises	15	1	25	-	-	26
Stock forfeited under restricted stock plan, net of stock issued	(10)	(1)	1	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	686	-	-	686
Foreign currency translation	-	-	-	-	(37)	(37)
Unrealized holding period loss	-	-	-	-	(3)	(3)

Net loss	-	-	-	(2,703)	-	(2,703)

Balance at December 31, 2013	7,011	$701	$46,442	$(39,196)	$(925)	$7,022

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(2,703)	$(3,785)	$(505)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Allowance for/(recovery of) doubtful accounts and returns	19	(4)	(22)
Writedowns of excess and obsolete inventories	120	57	60
Depreciation and amortization	221	377	565
Amortization of stock-based compensation	686	674	358
Loss on retirement of machinery and equipment	8	-	-
Change in assets and liabilities:
Trade accounts receivable	83	221	1,914
Inventories	(1,233)	(720)	29
Prepaid expenses and other current assets	(677)	66	(51)
Other assets	174	(77)	312
Accounts payable, deferred revenue and accrued liabilities	1,294	(120)	(1,550)
Accrued compensation	10	(172)	(276)
Deferred lease obligations	(87)	(77)	(63)
Net cash (used in) provided by operating activities	(2,085)	(3,560)	771

Cash flows from investing activities:
Purchase of property and equipment	(120)	(165)	(205)
Purchase of capitalized software	(14)	(127)	(93)
Proceeds from the sale of marketable securities	14,670	10,248	7,878
Purchases of marketable securities	(14,938)	(10,746)	(6,249)
Net cash (used in) provided by investing activities	(402)	(790)	1,331

Cash flows from financing activities:
Borrowings under credit facility	14,000	14,000	10,500
Payments on credit facility	(14,000)	(14,000)	(10,500)
Proceeds from the exercise of stock options	26	835	527
Net cash provided by financing activities	26	835	527

Effect of exchange rate changes on cash and cash equivalents	(10)	(6)	69

Net (decrease) increase in cash and cash equivalents	(2,471)	(3,521)	2,698
Cash and cash equivalents at beginning of year	3,949	7,470	4,772
Cash and cash equivalents at end of year	$1,478	$3,949	$7,470

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$12	$10	$14
Interest paid	$7	$7	$30

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business: Interphase Corporation (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services. The Company provides its customers solutions for connectivity, interworking and packet processing. Clients of the Company’s communications networking products include Alcatel-Lucent, Fujitsu Ltd., Genband, Hewlett Packard, Nokia Solutions and Networks (formerly Nokia Siemens Networks), and Samsung.

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

The Company, founded in 1974, is headquartered in Carrollton, Texas, with sales offices in the United States and Europe. See Note 13 for information regarding the Company’s revenues related to North America and foreign regions.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Areas involving estimates include the allowance for doubtful accounts and returns, warranties, inventory impairment charges, accrued liabilities, income tax accounts and revenues.

Fair Value of Financial Instruments: Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies the levels used to measure fair value into the following hierarchy:

1.

Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 – Valuations based on observable inputs other than Level 1, such as: quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Valuations in the category are inherently less reliable than Level 1 due to the degree of subjectivity involved in determining appropriate methodologies and the applicable observable market underlying assumptions.
3.	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and significant to the overall fair value measurement.

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

Marketable Securities: The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets on the balance sheet. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented are included in other comprehensive loss. Realized gains and losses are computed based on the specific identification method and were not material for the periods presented. Marketable securities are used to secure the Company’s credit facility.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of December 31, 2013, the fair market value of marketable securities was approximately $5.1 million, of which approximately $4.6 million matures in one year or less, and approximately $500,000 matures after one year, but less than five years. As of December 31, 2012, the fair market value of marketable securities was approximately $4.9 million, of which approximately $4.7 million matures in one year or less, and approximately $200,000 matures after one year, but less than five years. The Company recorded an unrealized loss with respect to certain available-for-sale securities in 2013 of $3,000. The Company recorded an unrealized gain with respect to certain available-for-sale securities in 2012 of $1,000.

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2013			December 31, 2012
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Asset Backed	Level 2	$455	$1	$456	$952	$3	$955
Corporate Bonds	Level 2	164	1	165	698	1	699
US Treasuries	Level 2	4,500	-	4,500	3,200	-	3,200
Total		$5,119	$2	$5,121	$4,850	$4	$4,854

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

The activity in this account was as follows (in thousands):

	Balance at		(Write-offs)	Balance
	Beginning	Charged to	Net of	at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period
2013	$17	$13	$(13)	$17
2012	$18	$1	$(2)	$17
2011	$23	$-	$(5)	$18

Allowance for Returns: The Company maintains an allowance for returns, based upon expected return rates, when such return rates are estimable. The estimates of expected return rates are generally based upon historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2013, 2012 and 2011, the allowance for returns was $28,000, $22,000 and $25,000, respectively, and presented as a reduction to accounts receivable.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2013	2012
Raw Materials	$2,108	$1,616
Work-in-Process	903	462
Finished Goods	321	141
Total	$3,332	$2,219

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2013, 2012 and 2011 were $120,000, $57,000 and $60,000, respectively.

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

Year ended December 31:	Depreciation Expense
2013	$129
2012	$200
2011	$217

The depreciable lives of property and equipment are as follows:

Machinery and equipment	3	-	5	years
Leasehold improvements		Term of the respective leases
Furniture and fixtures	3	-	10	years

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

Year ended December 31:	Amortization Expense	Accumulated Amortization
2013	$92	$3,495
2012	$177	$3,401
2011	$348	$3,306

Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. There was no such writedown during 2013, 2012 or 2011.

Revenue Recognition: Product revenues and electronic manufacturing services revenues are recognized in accordance with shipping terms, which is typically upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue, other than electronic manufacturing services revenue, is recognized as the services are performed. Deferred revenue consists primarily of advance payments for electronic manufacturing services where the goods have not yet shipped.

The Company’s engineering design services are typically provided on a fixed-fee basis. The revenues for such longer duration projects that require significant customization and integration are recognized using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within the Company’s control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If the Company is unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The Company had unbilled receivables of $46,000 and $77,000 included in trade accounts receivable on the Company’s balance sheet at December 31, 2013 and 2012, respectively.

Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve of $20,000 and $15,000 at December 31, 2013 and 2012, respectively, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.

Research and Development: Research and development costs are charged to expense as incurred.

Interest Income, Net: Interest income from investments in securities and cash balances was $12,000, $34,000 and $46,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense related to the Company’s credit facility was $5,000, $9,000 and $24,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was $1,000, $9,000 and $6,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Income Taxes: The Company determines its deferred taxes using the asset and liability method. Deferred tax assets and liabilities are based on the estimated future tax effects of differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax law. The Company’s consolidated financial statements include deferred income taxes arising from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

The Company records a valuation allowance to reduce its deferred income tax assets to the amount that are more likely than not to be realizable. The Company considers all available evidence, both positive and negative, such as future reversals of deferred tax assets and liabilities, cumulative losses in recent years, projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In making such judgments, significant weight is given to evidence that can be objectively verified. Management is continuously assessing the realizability of deferred tax assets.

The Company recognizes the impact of uncertain tax positions taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position, interest, and penalties will not be recognized in the financial statements unless it is more likely than not of being sustained.

Other Comprehensive Loss: Other comprehensive loss is presented on the Consolidated Statements of Comprehensive Loss and is comprised of unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2013	2012

Prepaid inventory	$415	$-
Foreign research and development tax credit	381	69
Prepaid insurance	75	95
Prepaid maintenance contracts	59	58
Prepaid rent	38	61
Prepaid other	73	67
Total prepaid expenses and other current assets	$1,041	$350

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012

Reserve for uncertain tax positions	$885	$820
French litigation payroll taxes	180	-
Inventory receipts	174	48
Property taxes	59	-
Legal	47	16
Provision for restructuring	-	162
Accrued other	168	103
Total accrued liabilites	$1,513	$1,149

4. CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2015. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At December 31, 2013 and December 31, 2012, the Company’s interest rate on the $3.5 million outstanding balance was 1.7% and 1.2%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of December 31, 2013 and 2012 was classified as long-term debt on the Company’s consolidated balance sheets. Subsequent to December 31, 2013 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid.

5. INCOME TAXES

The provision for income taxes applicable to operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011

United States tax provision	$16	$7	$7
Foreign tax provision	30	5	210
Total income tax provision	$46	$12	$217

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2013 and 2012, are presented as follows (in thousands):

	Year ended December 31,
	2013	2012
Current deferred tax assets:

Inventories	$325	$283
Trade accounts receivable	6	6
Deferred revenue	325	130
Other accruals	605	432
Total current deferred tax assets	$1,261	$851

Noncurrent deferred tax assets:
Depreciation	$239	$295
Other	377	397
Net operating loss carryforwards	16,323	15,872
Total noncurrent deferred tax assets	$16,939	$16,564

Valuation allowance for deferred tax assets	(18,200)	(17,415)
Deferred tax assets, net of valuation allowance	$-	$-

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

Concluding that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company continues to maintain a valuation allowance on all of the net deferred tax assets at December 31, 2013 because management believes, after considering all available objective evidence, that the realization of the assets is not reasonably assured. Until an appropriate level of profitability is sustained, the Company expects to record a full valuation allowance on future tax benefits, except for those that may be generated in foreign jurisdictions.

The differences between the actual income tax provision and the amount computed by applying the statutory federal tax rate to the loss before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Income tax benefit at statutory rate	$(903)	$(1,283)	$(98)
State provision	4	2	15
French permanent items	117	(84)	81
Foreign income inclusion	(7)	(5)	100
Adjustment to deferred tax assets	40	(66)	(38)
Other	10	(11)	(2)
Change in valuation allowance	785	1,459	159
Income tax provision	$46	$12	$217

At December 31, 2013, the Company had approximately $47.9 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022. The federal net operating loss includes $3.6 million related to non-qualified stock option deductions. The Company also had state net operating losses of $4.2 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized. At December 31, 2013, the Company’s French subsidiary has a net research and development tax credit, generated in 2010, of $381,000, classified as a current asset on the Company’s consolidated balance sheet. The Company expects to receive the refund for the research and development tax credit generated for the year ended December 31, 2010 in 2014 or to utilize it to offset future tax payments in advance of the refund. The Company no longer generates tax credits from French research and development activities as a result of the closure of its French operations at the end of 2010.

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

At both December 31, 2013 and 2012, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2010 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss and the 2002 net operating loss (“NOL”) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.

The Company is also subject to income tax in France. At December 31, 2013, the Company had an uncertain tax position of $885,000, of which $756,000 is related to a potential liability, $102,000 is related to possible interest, and $27,000 is related to a potential penalty. At December 31, 2012, the Company had an uncertain tax position of $820,000, of which $722,000 is related to a potential liability, $72,000 is related to possible interest, and $26,000 is related to a potential penalty. The uncertain tax position in France is expected to have a favorable impact in the amount of $885,000, resulting in a favorable impact on the effective tax rate. The Company is under a tax audit in France related to the years ended December 31, 2009, 2010, and 2011; however, it does not anticipate any event, other than the results of this tax audit, in the next twelve months that would cause a change to this position. As a result of the tax audit, the French income tax returns for the years ended December 31, 2009 and subsequent remain open for examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefit
Balance as of January 1, 2012	$784
Additions based on tax positions - previous years	22
Effect of exchange rate changes	14
Balance as of December 31, 2012	820

Additions based on tax positions - previous years	32
Effect of exchange rate changes	33
Balance as of December 31, 2013	$885

6. RESTRUCTURING CHARGE

On October 19, 2012, the Company committed to a plan intended to improve the balance between the Company’s telecommunications product expenses with the reduced revenue levels of this product line. Under the 2012 restructuring plan, the Company reduced its workforce by 10 regular full-time positions. As a result of the 2012 restructuring plan, the Company recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits. During the three months ended March 31, 2013, the Company reduced its restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee. The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by the Company. These amounts were paid out under the restructuring plan by the end of 2013.

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2013	2012	2011
Basic loss per share:
Net loss	$(2,703)	$(3,785)	$(505)
Weighted average common shares outstanding	7,006	6,975	6,857
Basic loss per share	$(0.39)	$(0.54)	$(0.07)

Diluted loss per share:
Net loss	$(2,703)	$(3,785)	$(505)
Weighted average common shares outstanding	7,006	6,975	6,857
Dilutive stock options and restricted stock	-	-	-
Weighted average common shares outstanding – assuming dilution	7,006	6,975	6,857

Diluted loss per share	$(0.39)	$(0.54)	$(0.07)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	686	750	704

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

Amended and Restated Stock Option Plan: The exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of the grant, while the exercise price of nonqualified stock options may be less than fair market value on the date of grant, as determined by the Board of Directors. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine. Options generally vest ratably over a three-year or four-year period from the date of grant or upon the achievement of certain performance conditions. The term of option grants may be up to ten years. Options are canceled upon the lapse of three months, in most cases, following termination of employment except in the event of death or disability, as defined.

Amended and Restated Director Stock Option Plan: Stock option grants pursuant to the directors’ plan vest over a period of one to three years and have a term of ten years. The exercise prices related to these options are equal to the market value of the Company’s stock on the date of grant.

Stock Options: During 2013, the Company issued 49,000 stock options that vest over a four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.33. During 2012, the Company issued 194,500 stock options that vest over a one to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.56. During 2011, the Company issued 219,500 stock options that vest over a one to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.05. Compensation expense related to these stock options was $344,000, $392,000 and $162,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, the Company also issued 542,500 stock options with performance-based vesting conditions for the years ending December 31, 2014, 2015, 2016, and 2017, the achievement of which would result in pro rata vesting per year in February 2015, 2016, 2017, and 2018, respectively. The weighted average exercise price of these stock options is $4.67. During 2012, the Company issued 900,500 stock options with performance-based vesting conditions for the years ending December 31, 2012, 2013, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in February 2013, 2014, 2015, 2016, and 2017, respectively. The weighted average exercise price of these stock options is $3.80. During 2011, the Company issued 150,500 stock options with performance-based conditions through the year ended December 31, 2015, the achievement of which would result in vesting in February 2016. The weighted average exercise price of these stock options is $4.32. All stock options with performance-based conditions expire ten years from the date of grant. Of the stock options outstanding at December 31, 2013, approximately 1,375,000 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 91,000 of these stock options were deemed probable as of December 31, 2013. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $239,000, $147,000 and $9,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The performance conditions related to the remaining stock options were not deemed probable; therefore, no compensation expense related to these options has been recorded.

As of December 31, 2013, there were 1,586,076 unvested options expected to vest over a weighted-average period of 8.9 years. As of December 31, 2012, there were 1,508,910 unvested options expected to vest over a weighted-average period of 9.1 years.

The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value

Balance, December 31, 2010	1,470	$5.00	$-

Granted	370	2.98
Exercised	(107)	4.92
Canceled	(401)	5.77
Balance, December 31, 2011	1,332	4.21	1,724

Granted	1,095	3.94
Exercised	(176)	4.71
Canceled	(198)	3.79
Balance, December 31, 2012	2,053	4.06	448

Granted	592	4.64
Exercised	(15)	1.71
Canceled	(443)	4.69
Balance, December 31, 2013	2,187	4.11	1,455

Exercisable at December 31, 2013	601	$4.76	$649

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2013 (in thousands, except option prices):

				Options Outstanding		Options Exercisable

Range of Exercise Prices			Number Outstanding at 12/31/13	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/13	Weighted Average Exercise Price
$1.36	-	4.18	1,015	7.96	$2.45	319	$1.84
$4.19	-	8.35	1,027	9.01	4.79	137	5.10
$8.36	-	11.45	145	0.23	10.89	145	10.89
Total			2,187	7.94	$4.11	601	$4.76

Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	2013			2012			2011
Risk free interest rate range	1.86	-	2.88%	1.53	-	2.26%	1.81	-	3.75%
Weighted average life (in years)		10			10			10
Weighted average volatility		66.81%			66.10%			64.81%
Volatility range	66.10	-	66.93%	65.81	-	66.34%	60.27	-	66.44%
Expected dividend yield		-			-			-
Weighted average grant-date fair value per share of options granted		$3.48			$2.87			$2.20

Restricted Stock: The Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2013, the Company issued no restricted stock shares. During 2012, the Company issued 9,000 restricted stock shares at a market price of $5.72. During 2011, the Company issued 72,000 restricted stock shares at a market price of $4.41. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was $103,000, $135,000 and $188,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $124,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.2 years. As of December 31, 2012, there was $261,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 2.1 years.

The following summarizes the restricted stock activity for 2013 and 2012 (in thousands, except weighted average grant date value):

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2011	226	$2.67
Granted	9	5.72
Vested	(49)	3.35
Cancelled/Forfeited	(74)	1.82
Nonvested restricted stock at December 31, 2012	112	3.17

Granted	-	-
Vested	(40)	3.08
Cancelled/Forfeited	(10)	3.35
Nonvested restricted stock at December 31, 2013	62	$3.21

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

9. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013, 2012 and 2011, the Company had no related party transactions.

10. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and, through July 6, 2012, the Company matched 50% up to 6% of the employee’s contributions, up to a maximum of $7,500 per employee for the year ended December 31, 2012. Subsequent to July 6, 2012, the Company suspended its match of the United States employee’s contributions. The total expense under this plan was $43,000, $130,000 and $208,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company offers no post-retirement or post-employment benefits to its employees generally.

11. OTHER FINANCIAL INFORMATION

Major Customers: During 2013, sales to Nokia Solutions and Networks (formerly Nokia Siemens Networks) and Alcatel-Lucent were $3.5 million (or 23%) and $3.3 million (or 21%), respectively, of the Company’s consolidated revenues. During 2012, sales to Alcatel-Lucent and Nokia Siemens Networks were $3.8 million (or 27%) and $1.9 million (or 13%), respectively, of the Company’s consolidated revenues. During 2011, sales to Nokia Siemens Networks and Alcatel-Lucent were $6.7 million (or 31%) and $4.6 million (or 21%), respectively, of the Company’s consolidated revenues. No other customers individually accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2013, was $809,000, $491,000, and $404,000 due from Alcatel-Lucent, E4D Technologies LLC, and Nokia Solutions and Networks (formerly Nokia Siemens Networks), respectively. Included in accounts receivable at December 31, 2012, was $721,000, $401,000, $387,000, and $312,000 due from Nokia Siemens Networks, Networks Engines, Alcatel-Lucent, and Genband, respectively. No other customers individually accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facilities under non-cancelable operating leases with the longest terms extending to February 2025. The Company leases its phone system under a non-cancelable operating lease extending to October 2014. Certain of the leases contain escalation clauses over their respective terms. Rent expense related to these leases is recorded on a straight-line basis with the difference between rent expense recognized and cash payments made recorded as deferred rent, a component of accrued liabilities in the accompanying consolidated balance sheets.

As of December 31, 2013, operating lease commitments having non-cancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2014	$322
2015	$380
2016	$380
2017	$417
Thereafter	$3,448

Total rent expense for operating leases was as follows (in thousands):

Year ending December 31:
2013	$572
2012	$580
2011	$630

As of December 31, 2013, the Company had approximately $230,000 of non-cancelable purchase commitments for inventory as part of the normal course of business.

Contingencies: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.9 million at December 31, 2013. The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

On March 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of twenty-three of the twenty-five former employees. On May 31, 2012, the Court reported that the four judges’ votes were split; therefore, another hearing before the Labor Court took place on January 25, 2013. The same four judges heard the case again, along with a professional judge from another court to ensure that a majority decision would be reached.

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. Regarding the claims of the four Plaintiffs based on non-competition indemnity, one of these Plaintiffs has filed an appeal of the Labor Court’s decision (the part of the judgment dismissing his claims based on the redundancy procedures; the economic and financial justification for the redundancy); therefore, related to this Plaintiff, the Company is currently evaluating its appeal options. No payment to this Plaintiff is to be made until the appeal process is resolved. The Company is not filing an appeal related to the other three Plaintiffs’ claims based on non-competition indemnity. For these three Plaintiffs, the Company must pay approximately €238,000, which translated to approximately $305,000 at March 31, 2013. Approximately $275,000 was paid during the three months ended December 31, 2013. Fourteen other former employees also filed an appeal. The date of the hearing before the Court of Appeals of Versailles is on October 8, 2014. The Company intends to vigorously defend itself against these appeals.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status. On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing. Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court. On March 22, 2013, the Labor Court rejected this former employee's claims. This former employee is one of the fourteen other former employees that filed an appeal, as described in the preceding paragraph.

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy. Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration. Each of those former employees also filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy. Although each such claim or action is directed against the State, Interphase is also a party to these proceedings. The decision of the Administrative Tribunal regarding these two cases was rendered on February 3, 2014. The Administrative Tribunal dismissed these two former employees’ claims challenging the administrative decision authorizing their redundancy. Each former employee will have two months to file an appeal from the receipt of official notice of the dismissal of his claim.

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on September 27, 2013, and the Labor Court rendered the same decision (to postpone the case to a hearing on September 5, 2014). On September 5, 2014, the case will not be heard on the merits if the Plaintiff files an appeal against the Administrative Tribunal’s judgment before the Administrative Court of Appeal.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative. The Labor Court granted the Company’s motion and rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on May 28, 2013. The Labor Court rendered the same decision and again postponed the hearing until the Administrative Tribunal makes its decision; therefore, this case will be heard again on June 17, 2014. On June 17, 2014, the case will not be heard on the merits if the Plaintiff files an appeal against the Administrative Tribunal’s judgment before the Administrative Court of Appeal.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of it, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments to this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update did not have a material impact on the consolidated financial statements, as it is consistent with the Company’s present practice.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU deferred the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

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

13. SEGMENT DATA

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

Geographic long lived assets, determined by physical location, are all located in North America as of December 31, 2013 and 2012. Revenue, determined by location of the customer, related to North America and foreign regions for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

Revenues	2013	2012	2011
North America	$8,317	$7,947	$7,608
Pacific Rim	4,861	3,340	7,679
Europe	2,410	2,568	6,706
Total	$15,588	$13,855	$21,993

Additional information regarding revenues by product-line is as follows (in thousands):

Product and Service Revenues	2013	2012	2011
Telecommunications	$11,077	$10,082	$17,771
Services	4,332	3,246	2,469
Enterprise	23	393	1,591
Other	156	134	162
Total	$15,588	$13,855	$21,993

14. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2013 (unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$3,280	$3,818	$4,168	$4,322
Gross margin	1,270	1,395	1,985	1,659
(Loss) income before income tax	(1,398)	(887)	89	(461)
Net (loss) income	(1,410)	(895)	76	(474)
Net (loss) income per share:
Basic EPS	$(0.20)	$(0.13)	$0.01	$(0.07)

Diluted EPS	$(0.20)	$(0.13)	$0.01	$(0.07)

Quarterly results of operations for 2012 (unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$4,014	$3,470	$3,167	$3,204
Gross margin	1,849	1,577	1,464	1,259
Loss before income tax	(933)	(1,127)	(532)	(1,181)
Net loss	(929)	(1,122)	(541)	(1,193)
Net loss per share:
Basic EPS	$(0.13)	$(0.16)	$(0.08)	$(0.17)

Diluted EPS	$(0.13)	$(0.16)	$(0.08)	$(0.17)

Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted income (loss) per common share for the applicable year.

INDEX TO EXHIBITS

Exhibits

3	(a)	Certificate of Incorporation of the registrant and all amendments. (10)
3	(b)	Amended and Restated Bylaws of the registrant. (1)
4	(a)	Rights Agreement dated as of July 29, 2011 by and between the Company and Computershare Trust Company N.A., as Rights Agent. (11)
10	(a)	Lease on Facility at Parkway Center, Phase I, Plano, Texas. (2)
10	(b)	Second Amendment to lease on Facility at Parkway Center, Phase I, Plano, Texas. (3)
10	(c)	Lease on Facility at 2105 Luna Road, Carrollton, Texas. (4)
10	(d)	Lease on Facility at 4240 International Parkway, Carrollton, Texas. (14)
10	(e)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (5)
10	(f)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (6)
10	(g)	Second Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (13)
10	(h)	Third Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (13)
10	(i)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(7)
10	(j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated March 18, 2013. *(13)
10	(k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(7)
10	(l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with James W. Gragg, dated December 30, 2008. *(7)
10	(m)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(7)
10	(n)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008. *(8)
10	(o)	Interphase Corporation 2004 Long-Term Stock Incentive Plan. *(9)
10	(p)	Form of Indemnification Agreement with directors and officers of the registrant. *(12)
21	(a)	Subsidiaries of the Registrant. (15)
23	(a)	Consent of Independent Registered Public Accounting Firm. (15)
31	(a)	Rule 13a-14(a)/15d-14(a) Certification. (15)
31	(b)	Rule 13a-14(a)/15d-14(a) Certification. (15)
32	(a)	Section 1350 Certification. (15)
32	(b)	Section 1350 Certification. (15)
101.INS		XBRL Instance Document. (16)
101.SCH		XBRL Taxonomy Extension Schema Document. (16)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document. (16)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document. (16)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document. (16)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document. (16)

E-1

(1)	Filed as an exhibit to Form 8-K on July 31, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to Form 8-K on December 10, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
(7)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.
(8)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to Schedule 14A on March 31, 2004 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K on August 2, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to Form 8-K on November 1, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference
(14)	Filed as an exhibit to Form 8-K on September 6, 2013, and incorporated herein by reference.
(15)	Filed herewith.
(16)	Furnished electronically herewith, but (in accordance with Rule 406T of Regulation S-T) not deemed “filed”.

* Management contract or compensatory plan or arrangement.

E-2