Form 10-Q
period 2014-03-31
INTERPHASE CORP
filed 2014-05-06
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-35267

INTERPHASE CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-1549797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4240 International Parkway, Suite 105

Carrollton, Texas 75007

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

As of April 30, 2014, shares of common stock outstanding totaled 7,011,146.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$565	$1,478
Marketable securities	4,617	5,121
Trade accounts receivable, less allowances of $60 and $45, respectively	2,372	2,679
Inventories	3,569	3,332
Prepaid expenses and other current assets	1,637	1,041
Total current assets	12,760	13,651

Machinery and equipment	6,085	6,064
Leasehold improvements	616	380
Furniture and fixtures	152	425
	6,853	6,869
Less-accumulated depreciation and amortization	(5,940)	(6,552)
Total property and equipment, net	913	317

Capitalized software, net	75	96
Other assets	399	345
Total assets	$14,147	$14,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,409	$1,475
Deferred revenue	638	652
Accrued liabilities	1,715	1,513
Accrued compensation	173	231
Total current liabilities	3,935	3,871

Deferred lease obligations	584	16
Long-term debt	3,500	3,500
Total liabilities	8,019	7,387

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 7,011,146 and 7,011,146 shares issued and outstanding, respectively	701	701
Additional paid in capital	46,565	46,442
Accumulated deficit	(40,212)	(39,196)
Cumulative other comprehensive loss	(926)	(925)
Total shareholders' equity	6,128	7,022
Total liabilities and shareholders' equity	$14,147	$14,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Product	$1,786	$2,558
Service	1,647	722
Total revenues	3,433	3,280
Cost of sales:
Product	907	1,520
Service	1,452	490
Total cost of sales	2,359	2,010
Gross margin	1,074	1,270

Research and development	606	830
Sales and marketing	625	676
General and administrative	850	888
Restructuring benefit	-	(67)
Total operating expenses	2,081	2,327
Loss from operations	(1,007)	(1,057)

Other loss, net	(1)	(341)
Loss before income tax	(1,008)	(1,398)

Income tax provision	8	12
Net loss	$(1,016)	$(1,410)

Net loss per share:
Basic	$(0.14)	$(0.20)
Diluted	$(0.14)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(1,016)	$(1,410)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	19
Unrealized holding loss arising during period, net of tax	-	(2)
Other comprehensive (loss) income	(1)	17
Comprehensive loss	$(1,017)	$(1,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,016)	$(1,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for/(recovery of) doubtful accounts and returns	14	(1)
Writedowns of excess and obsolete inventories	14	16
Depreciation and amortization	58	57
Amortization of stock-based compensation	123	205
Loss on retirement of machinery and equipment	14	-
Change in assets and liabilities:
Trade accounts receivable	293	173
Inventories	(251)	131
Prepaid expenses and other current assets	(597)	(204)
Other assets	(54)	(3)
Accounts payable, deferred revenue and accrued liabilities	123	665
Accrued compensation	(58)	(67)
Deferred lease obligations	568	(21)
Net cash used in operating activities	(769)	(459)

Cash flows from investing activities:
Purchases of property and equipment	(646)	(15)
Purchases of capitalized software	(1)	-
Proceeds from the sale of marketable securities	4,514	3,830
Purchases of marketable securities	(4,010)	(3,507)
Net cash (used in) provided by investing activities	(143)	308

Cash flows from financing activities:
Borrowings under credit facility	3,500	3,500
Payments on credit facility	(3,500)	(3,500)
Net cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(1)	(7)

Net decrease in cash and cash equivalents	(913)	(158)
Cash and cash equivalents at beginning of period	1,478	3,949
Cash and cash equivalents at end of period	$565	$3,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. - BASIS OF PRESENTATION

Interphase Corporation and its subsidiaries (“Interphase” or the “Company”) is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services. The Company offers products and services from embedded computing solutions, engineering design services, and contract manufacturing services to a new line of embedded computer vision products.

Embedded solutions include communications networking products for connectivity, interworking and packet processing. Clients for this product line include Alcatel-Lucent, Fujitsu Ltd., GENBAND, Hewlett Packard, and Samsung.

The engineering design and manufacturing services serve a wide variety of industries within the electronics market, from machine-to-machine (“M2M”) and Internet of Things (“IoT”) designs utilizing Cellular, GPS and Wi-Fi tracking solutions to cost-saving redesigns for manufacturability. Interphase Productization services provide customers with the full suite of rapid design and manufacturing services required to quickly take a project from design concept to full production in the marketplace.

The penveu® product line, from the embedded computer vision line of business, addresses both the education and enterprise markets. penveu® is a handheld device that adds interactivity to projectors and large screen displays, turning flat surfaces into an interactive display.

Founded in 1974, the Company is located in Carrollton, Texas, with sales offices in the United States and Europe. See Note 10 for information regarding the Company’s revenues related to North America and foreign regions.

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013.

NOTE 2. - STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2014, the Company issued no stock options without performance-based vesting conditions. During the three months ended March 31, 2013, the Company issued 9,000 stock options that vest over a four year period and expire ten years from the date of grant. The weighted average exercise price of these stock options is $2.48. Compensation expense related to stock options without performance-based vesting conditions was $55,000 and $118,000 for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company issued no stock options with performance-based vesting conditions. Of the unvested stock options outstanding at March 31, 2014, 1,069,200 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 18,000 of these stock options were deemed probable as of March 31, 2014. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $53,000 and $56,000 for the three months ended March 31, 2014 and 2013, respectively. The performance conditions related to the remaining options were not deemed probable at March 31, 2014; therefore no compensation expense related to these options has been recorded.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2014 and 2013 was 6.84 years and 4.31 years, respectively.

As of March 31, 2014, there were 1,215,450 unvested options expected to vest over a weighted-average period of 8.8 years. As of December 31, 2013, there were 1,586,076 unvested options expected to vest over a weighted-average period of 8.9 years.

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2013	2,187,019	$4.11
Granted	-	-
Exercised	-	-
Cancelled	(332,016)	6.12
Balance, March 31, 2014	1,855,003	$3.75

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended March 31,
	2014	2013
Risk free interest rate range	-	1.99 - 2.04%
Weighted average life (in years)	10	10
Weighted average volatility	-	66.26%
Volatility range	-	66.16 - 66.28%
Expected dividend yield	-	-
Weighted average grant-date fair value per share of options granted	-	$1.80

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock

The Interphase Corporation 2004 Long-Term Stock Incentive Plan provided for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period of approximately one year and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the three months ended March 31, 2014 or 2013. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to previously granted restricted stock was $15,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $109,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.0 year. As of December 31, 2013, there was $124,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes the restricted stock activity for the three months ended March 31, 2014:

	Restricted Stock Shares	Weighted Average Grant Value
Nonvested restricted stock at December 31, 2013	61,656	$3.21
Granted	-	-
Vested	(15,836)	1.82
Cancelled/Forfeited	-	-
Nonvested restricted stock at March 31, 2014	45,820	$3.69

NOTE 3. - MARKETABLE SECURITIES

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

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2014			December 31, 2013

	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Asset Backed	Level 2	$442	$1	$443	$455	$1	$456
Corporate Bonds	Level 2	164	-	164	164	1	165
US Treasuries	Level 2	4,010	-	4,010	4,500	-	4,500
Total		$4,616	$1	$4,617	$5,119	$2	$5,121

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw Materials	$2,371	$2,108
Work-in-Process	922	903
Finished Goods	276	321
Total	$3,569	$3,332

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. The Company’s reserve requirements increased by $14,000 and $16,000 during the three months ended March 31, 2014 and 2013, respectively.

NOTE 5. - INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at March 31, 2014 and 2013.

NOTE 6. - RESTRUCTURING CHARGE

On October 19, 2012, the Company committed to a plan intended to improve the balance between the Company’s communications networking product expenses with the reduced revenue levels of this product line. Under the 2012 restructuring plan, the Company reduced its workforce by 10 regular full-time positions. As a result of the 2012 restructuring plan, the Company recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits. During the three months ended March 31, 2013, the Company reduced its restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee. The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by the Company. These amounts were paid out under the restructuring plan by June 30, 2013.

NOTE 7. - CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2015. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At both March 31, 2014 and December 31, 2013, the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of March 31, 2014 and December 31, 2013 was classified as long-term debt on the Company’s condensed consolidated balance sheets. Subsequent to March 31, 2014 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Basic net loss per share:
Net loss	$(1,016)	$(1,410)
Weighted average common shares outstanding	7,011	7,006
Basic net loss per share	$(0.14)	$(0.20)

Diluted net loss per share:
Net loss	$(1,016)	$(1,410)
Weighted average common shares outstanding	7,011	7,006
Dilutive stock options	-	-
Weighted average common shares outstanding – assuming dilution	7,011	7,006
Diluted net loss per share	$(0.14)	$(0.20)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	392	897

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

NOTE 10. - SEGMENT INFORMATION

Interphase is a diversified information and communications technology company, committed to innovation through the process of identifying, developing and introducing new products and services. The Company offers products and services from embedded computing solutions, engineering design services, and contract manufacturing services to a new line of embedded computer vision products.

Except for revenues, which are monitored by product line, the chief operating decision-makers review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to have only a single reporting segment.

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
North America	$2,468	$1,702
Pacific Rim	586	564
Europe	379	1,014
Total	$3,433	$3,280

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Product Revenues:
Communications networking	$1,735	$2,544
Services	1,647	722
Other	51	14
Total	$3,433	$3,280

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Item 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) effects of the ongoing issues in global credit and financial markets and adverse global economic conditions, our reliance on a limited number of customers, the lack of spending improvements in the communications and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in the Company’s other filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes”, “plans”, “expects”, “will”, “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

Revenue

Total revenue increased 5% to $3.4 million for the three months ended March 31, 2014, compared to $3.3 million for the same period in the prior year. Our communications networking product revenue decreased to $1.7 million for the three months ended March 31, 2014, compared to $2.5 million in the comparable period in the prior year. This decrease was primarily due to decreased demand for two communications networking products, which led to reduced revenue from these products in the first three months of 2014. Approximately 39% of the decrease was due to a communications networking customer consolidating manufacturing locations (and inventory supply), causing lower demand for one of our products. We expect this customer to resume purchasing once its excess inventory is consumed. Another 16% of the decrease was due to the same product; one of our customers has cancelled their project that was using that product. Additionally, 39% of the decrease was due to one of our customers moving toward a higher throughput product, which decreased the total number of units sold, and other general buying patterns. Our services revenues increased 128% to $1.6 million for the three months ended March 31, 2014, compared to $722,000 for the same period in the previous year. This increase was primarily related to increased electronic contract manufacturing services revenue and, to a lesser extent, increased electronic engineering design services revenue. All other revenues increased to $51,000, compared to $14,000 in the comparable period last year.

During the first quarter of 2014, sales to two customers individually accounted for approximately 31% and 20% of total revenues, respectively. During the first quarter of 2013, sales to three customers individually accounted for approximately 25%, 19% and 16% of total revenues, respectively. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at March 31, 2014 was $758,000, $357,000, $304,000 and $237,000 due individually from four customers, respectively. Included in accounts receivable at December 31, 2013 was $809,000, $491,000, and $404,000, due individually from three customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 31% and 39% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin percentage in the first quarter of 2014 compared to the same period in the prior year was primarily due to a revenue mix shift toward lower margin services, partially offset by increased utilization of our manufacturing facility. We expect this trend to stabilize in future periods.

Research and Development

Our investment in research and development was $606,000 and $830,000 for the three months ended March 31, 2014 and 2013, respectively. Approximately 63% of the decrease in research and development expenses was due to an increase in professional services activities, which resulted in an increase in services revenues. Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease in research and development expenses in the first quarter of 2014 compared to the same period in the prior year. In addition, there was a decrease in personnel and related expenses of approximately 33%. As a percentage of revenue, research and development expenses were approximately 18% in the first quarter of 2014 compared to approximately 25% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to revenue increasing while research and development expense decreased as described above. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $625,000 and $676,000 for the three months ended March 31, 2014 and 2013, respectively. As a percentage of revenue, sales and marketing expenses were approximately 18% for the first quarter of 2014, compared to approximately 21% for the same period in the prior year. The decrease in sales and marketing expenses as a percentage of total revenue was due to revenue increasing while sales and marketing expenses decreased. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $850,000 and $888,000 for the three months ended March 31, 2014 and 2013, respectively. As a percentage of revenue, general and administrative expenses were approximately 25% for the first quarter of 2014 and 27% for the same period in the prior year. The decrease in general and administrative expenses as a percentage of total revenue was due to revenue increasing while general and administrative expenses decreased. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Restructuring Charge

On October 19, 2012, we committed to a plan intended to improve the balance between our communications networking product expenses with the reduced revenue levels of this product line. Under the 2012 restructuring plan, we reduced our workforce by 10 regular full-time positions. As a result of the 2012 restructuring plan, we recorded a restructuring charge of $253,000, classified as an operating expense, in the fourth quarter of 2012 related to future cash expenditures to cover employee severance and benefits. This plan is expected to result in savings of approximately $1.0 million to $1.6 million in annualized operating costs. During the three months ended March 31, 2013, we reduced our restructuring charge by $67,000 related to reduced future cash expenditures related to severance and benefits for a former employee. The former employee’s accepting other employment in April 2013 reduced the amount of severance and benefit payouts by us. These amounts were paid out under the restructuring plan by June 30, 2013. See Note 6 in the notes to the consolidated financial statements for more information regarding the 2012 restructuring plan.

Other Loss, Net

Other loss, net was $1,000 and $341,000 for the three months ended March 31, 2014 and 2013, respectively. The loss for the three months ended March 31, 2013 was primarily related to the decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims of four former employees. See Part II, Item 1. “Legal Proceedings” below for more information.

Income Taxes

Our effective income tax rate was 0.8% for the three months ended March 31, 2014, compared to an effective income tax rate of 0.9% for the three months ended March 31, 2013. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2014 and March 31, 2013. The tax expense in the periods primarily relate to tax in a foreign jurisdiction.

Net Loss

We reported a net loss of $1.0 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. Basic loss per share was ($0.14) and ($0.20) for the three months ended March 31, 2014 and 2013, respectively.

New Product

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $913,000 from December 31, 2013 to March 31, 2014 and decreased $158,000 from December 31, 2012 to March 31, 2013. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the three months ended March 31, 2014 and 2013 are generally similar to the trends in our earnings except for the allowance for/(recovery of) uncollectible accounts and returns, provision for excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation and the loss on retirement of machinery and equipment. Cash used in operating activities totaled $769,000 for the three months ended March 31, 2014, compared to net loss of $1.0 million for that period. The allowance for/(recovery of) doubtful accounts and returns increased $15,000 for the three months ended March 31, 2014 compared to the same period in 2013. Writedowns of excess and obsolete inventories decreased $2,000 for the three months ended March 31, 2014 compared to the same period in 2013. Depreciation and amortization increased $1,000 for the three months ended March 31, 2014 compared to the same period in 2013. Amortization of stock-based compensation decreased $82,000 for the three months ended March 31, 2014 compared to the same period in 2013. The loss on retirement of machinery and equipment increased $14,000 for the three months ended March 31, 2014 compared to the same period in 2013.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled $143,000 and cash provided by investing activities totaled $308,000 for the three months ended March 31, 2014 and 2013, respectively. Cash used in or provided by investing activities in each of the periods related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment and capitalized software were $647,000 for the three months ended March 31, 2014, compared to $15,000 for the three months ended March 31, 2013. The additions for the three months ended March 31, 2014 primarily related to leasehold improvements to our new facility which, in accordance with our lease, will be reimbursed by our landlord during the second quarter of 2014. The additions for the three months ended March 31, 2013 primarily related to equipment purchases for our manufacturing function. Purchases of marketable securities were $4.0 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. Proceeds from the sale of marketable securities increased to $4.5 million for the three months ended March 31, 2014, compared to $3.8 million for the three months ended March 31, 2013.

Financing Activities

There was no net cash provided by or used in financing activities for the three months ended March 31, 2014 and 2013.

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

Commitments

At March 31, 2014, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2014 are estimated at approximately $1 million, approximately 75% of which relates to enhancements to our manufacturing equipment through a capital lease. At March 31, 2014, we had $200,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are future debt payments, operating leases on our facility and our phone system and a capital lease on our manufacturing equipment. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2014.

Other

Management believes that cash generated from operations and borrowing availability under the revolving credit facility, together with cash on hand, will be sufficient to meet our standard business liquidity needs for working capital, capital expenditures and debt service for the next twelve months. However, Management is currently evaluating scenarios whereby we may seek to raise additional funds that would be used in large part to expedite and or expand marketing and product launch activities associated with the introduction of penveu. To the extent our actual operating results or other developments, including the anticipated financial impact of the second quarter of 2014 commercial release of penveu, differ from our expectations, our liquidity could be adversely affected.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

See Note 11 in the notes to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements, including the dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of $6,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of March 31, 2014 or December 31, 2013.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at March 31, 2014. This potential change is based on sensitivity analyses performed on our marketable securities at March 31, 2014. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2013.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2015 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% at both March 31, 2014 and December 31, 2013. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to March 31, 2014 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.               LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.9 million at March 31, 2014. The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy. Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration. Each of those former employees also filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy. Although each such claim or action is directed against the State, Interphase is also a party to these proceedings. The decision of the Administrative Tribunal regarding these two cases was rendered on February 3, 2014. The Administrative Tribunal dismissed these two former employees’ claims challenging the administrative decision authorizing their redundancy. Each of the former employees filed an appeal on April 3, 2014 of the Administrative Tribunal’s decision, and therefore each case will be scheduled and heard anew by the Versailles Administrative Court of Appeal.

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

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

INTERPHASE CORPORATION (Registrant)

Date: May 6, 2014	By:/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)