Form 10-Q
period 2014-06-30
INTERPHASE CORP
filed 2014-08-14
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, shares of common stock outstanding totaled 7,010,106.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended June 30, 2014

PART I

FINANCIAL INFORMATION

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$515	$1,478
Marketable securities	3,966	5,121
Trade accounts receivable, less allowances of $62 and $45, respectively	2,992	2,679
Inventories	3,519	3,332
Prepaid expenses and other current assets	1,014	1,041
Total current assets	12,006	13,651

Machinery and equipment	6,983	6,064
Leasehold improvements	587	380
Furniture and fixtures	152	425
	7,722	6,869
Less-accumulated depreciation and amortization	(5,997)	(6,552)
Total property and equipment, net	1,725	317

Capitalized software, net	62	96
Other assets	367	345
Total assets	$14,160	$14,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,589	$1,475
Deferred revenue	656	652
Accrued liabilities	1,651	1,513
Accrued compensation	314	231
Total current liabilities	4,210	3,871

Deferred lease obligations	1,324	16
Long-term debt	3,500	3,500
Total liabilities	9,034	7,387

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 7,011,771 and 7,011,146 shares issued and outstanding, respectively	701	701
Additional paid in capital	46,686	46,442
Accumulated deficit	(41,340)	(39,196)
Cumulative other comprehensive loss	(921)	(925)
Total shareholders' equity	5,126	7,022
Total liabilities and shareholders' equity	$14,160	$14,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Product	$1,872	$2,815	$3,658	$5,373
Service	1,390	1,003	3,037	1,725
Total revenues	3,262	3,818	6,695	7,098
Cost of sales:
Product	1,168	1,631	2,075	3,151
Service	1,175	792	2,627	1,282
Total cost of sales	2,343	2,423	4,702	4,433
Gross margin	919	1,395	1,993	2,665

Research and development	649	857	1,255	1,687
Sales and marketing	713	732	1,338	1,408
General and administrative	671	691	1,521	1,579
Restructuring benefit	-	-	-	(67)
Total operating expenses	2,033	2,280	4,114	4,607
Loss from operations	(1,114)	(885)	(2,121)	(1,942)

Other income (loss), net	1	(2)	-	(343)
Loss before income tax	(1,113)	(887)	(2,121)	(2,285)

Income tax provision	15	8	23	20
Net loss	$(1,128)	$(895)	$(2,144)	$(2,305)

Net loss per share:
Basic	$(0.16)	$(0.13)	$(0.31)	$(0.33)
Diluted	$(0.16)	$(0.13)	$(0.31)	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(1,128)	$(895)	$(2,144)	$(2,305)
Other comprehensive income (loss):
Foreign currency translation adjustment	5	(11)	4	8
Unrealized holding loss arising during period, net of tax	-	(2)	-	(4)
Other comprehensive income (loss)	5	(13)	4	4
Comprehensive loss	$(1,123)	$(908)	$(2,140)	$(2,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

 (unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,144)	$(2,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and returns	17	9
Writedowns of excess and obsolete inventories	14	80
Depreciation and amortization	142	116
Amortization of stock-based compensation	241	371
Loss on retirement of machinery and equipment	14	-
Change in assets and liabilities:
Trade accounts receivable	(330)	(407)
Inventories	(201)	(290)
Prepaid expenses and other current assets	23	(456)
Other assets	(22)	(12)
Accounts payable, deferred revenue and accrued liabilities	265	1,391
Accrued compensation	83	82
Deferred lease obligations	1,308	(43)
Net cash used in operating activities	(590)	(1,464)

Cash flows from investing activities:
Purchases of property and equipment	(1,520)	(21)
Purchases of capitalized software	(10)	-
Proceeds from the sale of marketable securities	8,565	7,678
Purchases of marketable securities	(7,410)	(6,862)
Net cash (used in) provided by investing activities	(375)	795

Cash flows from financing activities:
Borrowings under credit facility	7,000	7,000
Payments on credit facility	(7,000)	(7,000)
Proceeds from the exercise of stock options	3	-
Net cash provided by financing activities	3	-

Effect of exchange rate changes on cash and cash equivalents	(1)	(4)

Net decrease in cash and cash equivalents	(963)	(673)
Cash and cash equivalents at beginning of period	1,478	3,949
Cash and cash equivalents at end of period	$515	$3,276

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

Embedded solutions include communications networking products for connectivity, interworking and packet processing. Clients for this product line include Alcatel-Lucent, GENBAND, Hewlett Packard, and Samsung.

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

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2. - STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2014, the Company issued no stock options without performance-based vesting conditions. During the six months ended June 30, 2013, the Company issued 11,000 stock options that vest over a four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $2.47. Compensation expense related to stock options without performance-based vesting conditions was $36,000 and $85,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to stock options without performance-based vesting conditions was $91,000 and $203,000 for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company issued 116,000 stock options with performance-based vesting conditions for the years ended December 31, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in March 2015, 2016, and 2017, respectively. The weighted average exercise price of these stock options is $5.75. During the six months ended June 30, 2013, the Company issued no stock options with performance-based vesting conditions. All stock options with performance-based conditions expire ten years from date of grant. Of the unvested stock options outstanding at June 30, 2014, 1,185,200 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 45,000 of these stock options were deemed probable as of June 30, 2014. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $67,000 and $56,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $120,000 and $112,000 for the six months ended June 30, 2014 and 2013, respectively. The performance conditions related to the remaining options were not deemed probable at June 30, 2014; therefore no compensation expense related to these options has been recorded.

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2014 and 2013 was 6.95 years and 5.77 years, respectively.

As of June 30, 2014, there were 1,307,825 unvested options expected to vest over a weighted-average period of 8.7 years. As of December 31, 2013, there were 1,586,076 unvested options expected to vest over a weighted-average period of 8.9 years.

The following table summarizes the combined stock option activity under all of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2013	2,187,019	$4.11
Granted	116,000	5.75
Exercised	(625)	4.37
Cancelled	(362,016)	6.34
Balance, June 30, 2014	1,940,378	$3.79

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk free interest rate range	2.70%	1.86%	2.70%	1.86 – 2.04%
Weighted average life (in years)	10	10	10	10
Weighted average volatility	65.30%	66.10%	65.30%	66.23%
Volatility range	65.30%	66.10%	65.30%	66.10 – 66.28%
Expected dividend yield	-	-	-	-
Weighted average grant-date fair value per share of options granted	$4.31	$1.80	$4.31	$1.80

Restricted Stock

The Interphase Corporation 2004 Long-Term Stock Incentive Plan, which expired on May 5, 2014 (so that no new awards may be made or granted under it), provided for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years. There were no shares of restricted stock issued during the six months ended June 30, 2014 or 2013. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to previously granted restricted stock was $15,000 and $25,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to previously granted restricted stock was $30,000 and $56,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $94,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1 year. As of December 31, 2013, there was $124,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes the restricted stock activity for the six months ended June 30, 2014:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2013	61,656	$3.21
Granted	-	-
Vested	(30,836)	3.21
Cancelled/Forfeited	-	-
Nonvested restricted stock at June 30, 2014	30,820	$3.21

New Plan

The Interphase Corporation 2014 Long-Term Stock Incentive Plan has been adopted by the Company’s Board of Directors and approved by its shareholders. No awards have been made or granted under that plan as of June 30, 2014.

NOTE 3. - MARKETABLE SECURITIES

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies the levels used to measure fair value into the following hierarchy:

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2014			December 31, 2013
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Asset Backed	Level 2	$403	$-	$403	$455	$1	$456
Corporate Bonds	Level 2	162	1	163	164	1	165
US Treasuries	Level 2	3,400	-	3,400	4,500	-	4,500
Total		$3,965	$1	$3,966	$5,119	$2	$5,121

NOTE 4. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw Materials	$2,168	$2,108
Work-in-Process	1,024	903
Finished Goods	327	321
Total	$3,519	$3,332

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. There was no such write down during the three months ended June 30, 2014. The Company’s reserve requirements increased by $64,000 during the three months ended June 30, 2013. The Company increased reserve requirements by $14,000 and $80,000 during the six months ended June 30, 2014 and 2013, respectively.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. - INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at June 30, 2014 and 2013.

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

NOTE 7. - CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2016. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At June 30, 2014 and December 31, 2013, the Company’s interest rate on the $3.5 million outstanding balance was 1.2% and 1.7%, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of June 30, 2014 and December 31, 2013 was classified as long-term debt on the Company’s condensed consolidated balance sheets. Subsequent to June 30, 2014 and prior to the Company’s filing of the condensed consolidated financial statements, approximately $3.1 million of the outstanding balance on the credit facility was repaid, so the outstanding principal balance as of the date of this report is $440,000.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net loss per share:
Net loss	$(1,128)	$(895)	$(2,144)	$(2,305)
Weighted average common shares outstanding	7,011	7,000	7,011	7,003
Basic net loss per share	$(0.16)	$(0.13)	$(0.31)	$(0.33)

Diluted net loss per share:
Net loss	$(1,128)	$(895)	$(2,144)	$(2,305)
Weighted average common shares outstanding	7,011	7,000	7,011	7,003
Dilutive stock options	-	-	-	-
Weighted average common shares outstanding – assuming dilution	7,011	7,000	7,011	7,003
Diluted net loss per share	$(0.16)	$(0.13)	$(0.31)	$(0.33)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	258	664	263	666

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9. - SEGMENT INFORMATION

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
North America	$1,877	$2,039	$4,345	$3,741
Pacific Rim	1,204	1,198	1,790	1,762
Europe	181	581	560	1,595
Total	$3,262	$3,818	$6,695	$7,098

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Product Revenues:
Communications networking	$1,810	$2,774	$3,545	$5,318
Services	1,390	1,003	3,037	1,725
Other	62	41	113	55
Total	$3,262	$3,818	$6,695	$7,098

NOTE 10. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The International Accounting Standards Board (“IASB”) issued International Financial Reporting Standard 15 with the same title. The standard represents the culmination of the FASB and IASB efforts to improve revenue recognition guidance. ASU 2014-09 creates a new, principles-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606. Accounting Standards Codification (“ASC”) 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific aspects of revenue recognition, and expands and improves disclosures about revenue. ASC 606 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted for public business entities. Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method. The Company is currently evaluating the impact of adopting this new accounting guidance.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of it, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments to this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update did not have a material impact on the consolidated financial statements, as it is consistent with the Company’s present practice.

NOTE 11. - SUBSEQUENT EVENTS

On August 12, 2014, the Company and Computershare Trust Company, N.A. (the “Rights Agent”) entered into Amendment No. 1 (the “Amendment”) to that certain Rights Agreement (the “Rights Agreement”) dated as of July 29, 2011, by and between the Company and the Rights Agent. The Amendment accelerated the scheduled expiration of the Rights under the Rights Agreement from 5:00 p.m. (Eastern time) on July 21, 2021 to 8:00 p.m. (Eastern time) on August 12, 2014, effectively terminating the Rights Agreement as of that time on that date, to make available sufficient shares to facilitate a private placement. All of the Rights distributed to the holders of the Company’s common stock expired, without the need for action by any of the holders, upon the termination of the Rights Agreement.

On August 13, 2014, the Company entered into a common stock purchase agreement with, and consummated a private placement of an aggregate of 1,367,000 shares of its common stock to, Hodges Small Cap Fund, an institutional “accredited investor” as defined by Rule 501(a) promulgated under the Securities Act, pursuant to an exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), with gross proceeds to the Company of approximately $3.3 million. In connection with the common stock purchase agreement, on the same day the Company entered into a registration rights agreement with the investor. In accordance with the registration rights granted under that agreement, the Company agreed to prepare and file a registration statement under the Securities Act to permit the investor to publicly resell from time to time the shares of common stock issued in the private placement.

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

RESULTS OF OPERATIONS

Revenue

Total revenue decreased 15% to $3.3 million for the three months ended June 30, 2014, compared to $3.8 million for the same period in the prior year. Our communications networking product revenue decreased 35% to $1.8 million for the three months ended June 30, 2014, compared to $2.8 million in the comparable period in the prior year. Approximately 50% of this decrease is due to a general slowdown in orders from several customers in the second quarter of 2014. However, we are beginning to see that revenues from these customers are improving in the third quarter of 2014. The remaining portion of this decrease is due to unusually high order volume from one customer in the second quarter of 2013 due to an installation in China. Our services revenues increased 39% to $1.4 million for the three months ended June 30, 2014, compared to $1 million for the same period in the previous year. This increase was primarily related to increased electronic contract manufacturing services revenue and, to a lesser extent, increased electronic engineering design services revenue. All other revenues increased to $62,000, compared to $41,000 in the comparable period last year.

Total revenue decreased 6% to $6.7 million for the six months ended June 30, 2014, compared to $7.1 million for the same period in the prior year. Our communications networking product revenue decreased 33% to $3.5 million for the six months ended June 30, 2014, compared to $5.3 million in the comparable period in the prior year. Approximately 65% of this decrease is due to a general slowdown in orders from several customers in the first half of 2014. However, we are expecting that revenues from these customers will improve in the second half of 2014. The remaining portion of this decrease is due to unusually high order volume from one customer in the first half of 2013 due to an installation in China. Our services revenues increased 76% to $3.0 million for the six months ended June 30, 2014, compared to $1.7 million for the same period in the previous year. This increase was primarily related to increased electronic contract manufacturing services revenue and, to a lesser extent, increased electronic engineering design services revenue. All other revenues increased to $113,000, compared to $55,000 in the comparable period last year.

During the second quarter of 2014, sales to three customers individually accounted for approximately 28%, 21% and 10% of total revenues, respectively. During the second quarter of 2013, sales to three customers individually accounted for approximately 30%, 19% and 10% of total revenues, respectively. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at June 30, 2014 was $997,000, $399,000 and $327,000 due individually from three customers, respectively. Included in accounts receivable at December 31, 2013 was $809,000, $491,000, and $404,000, due individually from three customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 28% and 37% for the three months ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage in the second quarter of 2014 compared to the same period in the prior year was primarily due to a revenue mix shift toward lower margin products, an increase in revenue from services which typically produces lower margins than our product revenue, and decreased utilization of our manufacturing facility, partially offset by a decrease of $64,000 in excess and obsolete inventory charges. We expect our margins to improve in future periods as revenue from penveu begins to impact the mix of revenue.

Gross margin as a percentage of revenue was 30% and 38% for the six months ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage was primarily due to a revenue mix shift toward services revenue which typically produces lower margins than our product revenue, partially offset by increased utilization of our manufacturing facility and a decrease of $66,000 in excess and obsolete inventory charges.

Research and Development

Our investment in research and development was $649,000 and $857,000 for the three months ended June 30, 2014 and 2013, respectively. Approximately 46% of the decrease in research and development expenses was related to personnel and related expenses. The remaining portion of the decrease was primarily due to an increase in professional services activities, as a result of the increase in services revenue. Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease in research and development expenses in the second quarter of 2014 compared to the same period in the prior year. As a percentage of revenue, research and development expenses were approximately 20% in the second quarter of 2014 compared to approximately 22% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to research and development expenses decreasing at a higher rate than revenue decreased.

Our investment in research and development was approximately $1.3 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively. Approximately 52% of the decrease in research and development expenses was due to an increase in professional services activities, as a result of the increase in services revenues. Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease in research and development expenses in the six months ended June 30, 2014 compared to the same period in the prior year. The remaining portion of the decrease primarily related to personnel and related expenses. As a percentage of revenue, research and development expenses were approximately 19% for the six months ended June 30, 2014 compared to approximately 24% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to research and development expenses decreasing at a higher rate than revenue decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $713,000 and $732,000 for the three months ended June 30, 2014 and 2013, respectively. As a percentage of revenue, sales and marketing expenses were approximately 22% for the second quarter of 2014, compared to approximately 19% for the same period in the prior year. The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expenses.

Sales and marketing expenses were approximately $1.3 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in sales and marketing expense was primarily due to a decrease in personnel-related expenses. As a percentage of revenue, sales and marketing expenses were approximately 20% for both the six months ended June 30, 2014 and 2013. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $671,000 and $691,000 for the three months ended June 30, 2014 and 2013, respectively. As a percentage of revenue, general and administrative expenses were approximately 21% for the second quarter of 2014 and 18% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expenses.

General and administrative expenses were approximately $1.5 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. As a percentage of revenue, general and administrative expenses were approximately 23% for the six months ended June 30, 2014, compared to approximately 22% for the same period in the prior year. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

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

Other Income (Loss), Net

Other income, net was $1,000 for the three months ended June 30, 2014. Other loss, net was $2,000 for the three months ended June 30, 2013. There was no other income (loss), net for the six months ended June 30, 2014. Other loss, net was $343,000 for the six months ended June 30, 2013. The loss for the six months ended June 30, 2013 was primarily related to the decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims of four former employees. The Court ruled in our favor regarding all other claims brought by the twenty-two former employees. See Part II, Item 1. “Legal Proceedings” below for more information.

Income Taxes

Our effective income tax rate was 1.1% for the six months ended June 30, 2014, compared to an effective income tax rate of 0.9% for the six months ended June 30, 2013. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at June 30, 2014 and June 30, 2013. For the six months ended June 30, 2014 and 2013, approximately 70% of the income tax expense was due to tax in a foreign jurisdiction and the remaining portion was due to tax in domestic jurisdictions.

Net Loss

We reported a net loss of approximately $1.1 million and $895,000 for the three months ended June 30, 2014 and 2013, respectively. Basic loss per share was ($0.16) and ($0.13) for the three months ended June 30, 2014 and 2013, respectively.

We reported a net loss of approximately $2.1 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively. Basic loss per share was ($0.31) and ($0.33) for the six months ended June 30, 2014 and 2013, respectively.

New Product

On May 30, 2014 we started shipping penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system. Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration. penveu is targeted at the education market, and it can be used effectively in the corporate training market as well as the enterprise market. penveu is a new alternative to interactive whiteboards. An independent source estimates the new interactive whiteboard installations market to grow to approximately $1.85 billion in revenue by 2017. However, penveu also has the unique ability to turn the estimated over 50 million projectors and 7 million large screen displays that are currently installed worldwide into interactive display devices. The retail price of penveu is less than 25% of the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu does not require the time and expense of installation. penveu is being offered and sold through our website, other online distributors, resellers, retailers and catalogs. We did not record any revenue from penveu in the second quarter of 2014 as the revenue and cost associated with customer purchases is being deferred, in accordance with generally accepted accounting principles, until we can reasonably estimate reserves for warranty and returns associated with penveu.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased $963,000 from December 31, 2013 to June 30, 2014 and decreased $673,000 from December 31, 2012 to June 30, 2013. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the six months ended June 30, 2014 and 2013 are generally similar to the trends in our earnings except for the allowance for uncollectible accounts and returns, writedowns of excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation and the loss on retirement of machinery and equipment. Cash used in operating activities totaled $590,000 for the six months ended June 30, 2014, compared to net loss of $2.1 million for that period. The allowance for doubtful accounts and returns increased $8,000 for the six months ended June 30, 2014 compared to the same period in 2013. Writedowns of excess and obsolete inventories decreased $66,000 for the six months ended June 30, 2014 compared to the same period in 2013. Depreciation and amortization increased $26,000 for the six months ended June 30, 2014 compared to the same period in 2013. Amortization of stock-based compensation decreased $130,000 for the six months ended June 30, 2014 compared to the same period in 2013. The loss on retirement of machinery and equipment increased $14,000 for the six months ended June 30, 2014 compared to the same period in 2013.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled $375,000 and cash provided by investing activities totaled $795,000 for the six months ended June 30, 2014 and 2013, respectively. Cash used in or provided by investing activities in each of the periods related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment and capitalized software were $1.5 million for the six months ended June 30, 2014, compared to $21,000 for the six months ended June 30, 2013. The additions for the six months ended June 30, 2014 primarily related enhancements to our manufacturing equipment through a capital lease and leasehold improvements to our new facility which have, for the most part, been reimbursed by our landlord as of June 30, 2014. The additions for the six months ended June 30, 2013 primarily related to equipment purchases for our manufacturing function. Purchases of marketable securities were $7.4 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively. Proceeds from the sale of marketable securities increased to $8.6 million for the six months ended June 30, 2014, compared to $7.7 million for the six months ended June 30, 2013.

Financing Activities

Net cash provided by financing activities, related to proceeds from the exercise of stock options, totaled $3,000 for the six months ended June 30, 2014. There was no net cash provided by or used in financing activities for the six months ended June 30, 2013.

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

Commitments

At June 30, 2014, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2014 are estimated at approximately $180,000, which primarily relates to manufacturing equipment. At June 30, 2014, we had approximately $330,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are future debt payments, operating leases on our facility and our phone system and a capital lease on our manufacturing equipment. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2014.

Other

Management believes that cash generated from operations, the additional funds raised in the recent private placement, and the success of various business initiatives, together with cash on hand, will be sufficient to meet our business liquidity needs for working capital, capital expenditures and debt service for the next twelve months. We recently raised approximately $3.3 million in additional funds, through a private placement of shares of our common stock on August 13, 2014, that will be used in large part to expedite and expand marketing and product launch activities associated with the introduction of penveu, to continue to support the growth in our services business, for other working capital needs and for general corporate purposes. To the extent our actual operating results or other developments, including the marketing and product launch activities associated with the introduction of penveu, differ from our expectations, our liquidity could be adversely affected.

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, issue additional securities, or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

See Note 10 in the notes to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements, including the dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of $3,000 and $1,000 for the three months ended June 30, 2014 and 2013, respectively. The Euro to U.S. Dollar translation accounted for charges of $3,000 and $4,000 for the six months ended June 30, 2014 and 2013, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of June 30, 2014 or December 31, 2013.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at June 30, 2014. This potential change is based on sensitivity analyses performed on our marketable securities at June 30, 2014. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2013.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2016 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.2% and 1.7% at June 30, 2014 and December 31, 2013, respectively. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to June 30, 2014 and prior to the Company’s filing of the condensed consolidated financial statements, approximately $3.1 million of the outstanding balance on the credit facility was repaid, so the outstanding principal balance as of the date of this report is $440,000.

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report using the “Internal Control – Integrated Framework (2013)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The updated statement of claim is for an aggregate payment of approximately €2.1 million, which translated to approximately $2.9 million at June 30, 2014. The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. Regarding the claims of the four Plaintiffs based on non-competition indemnity, one of these Plaintiffs has filed an appeal of the Labor Court’s decision (the part of the judgment dismissing his claims based on the redundancy procedures; the economic and financial justification for the redundancy); therefore, related to this Plaintiff, the Company is currently evaluating its appeal options. No payment to this Plaintiff is to be made until the appeal process is resolved. The Company is not filing an appeal related to the other three Plaintiffs’ claims based on non-competition indemnity. For these three Plaintiffs, the Company must pay approximately €238,000, which translated to approximately $305,000 at March 31, 2013. Approximately $275,000 of that amount was paid during the three months ended December 31, 2013. One of these three Plaintiffs brought the case before the Labor Court of Boulogne-Billancourt again claiming €4,486.52 (which translated to approximately $6,000 at June 30, 2014) of paid holiday indemnity attached to the non-compete indemnity. The Conciliation hearing before the Labor Court of Boulogne-Billancourt is scheduled for December 15, 2014. Fourteen other former employees also filed an appeal. The hearing before the Court of Appeal of Versailles is scheduled for October 8, 2014. The Company intends to vigorously defend itself against this case and these appeals.

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

Among the twenty-five cases described above, two former employees were made redundant related to a decision of the Labor Inspector to authorize their redundancy. Because of their protected status as employee representatives, their redundancy required the prior authorization of the French administration. Each of those former employees also filed a claim before the Administrative Tribunal in order to challenge the decision of the Labor Inspector which authorized their redundancy. Although each such claim or action is directed against the State, Interphase is also a party to these proceedings. The decision of the Administrative Tribunal regarding these two cases was rendered on February 3, 2014. The Administrative Tribunal dismissed these two former employees’ claims challenging the administrative decision authorizing their redundancy. Each of the former employees filed an appeal on April 3, 2014 of the Administrative Tribunal’s decision, and therefore each case will be scheduled and heard anew by the Administrative Court of Appeal of Versailles.

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on September 27, 2013, and the Labor Court rendered the same decision (to postpone the case to a hearing on September 5, 2014). It is likely that the case will not be heard on the merits on that hearing date, but will be postponed in deference to the pending case before the Administrative Court of Appeal of Versailles as described above.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative. The Labor Court granted the Company’s motion and rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on May 28, 2013. The Labor Court rendered the same decision and again postponed the hearing until the Administrative Tribunal makes its decision. This case was heard again on June 17, 2014. The Labor Court rendered the same decision, refusing to hear the case on the merits and postponing it in deference to the pending case before the Administrative Court of Appeal of Versailles as described above.

Item 1A.	RISK FACTORS

Other than as described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Sales of a significant number of shares of our common stock in the public markets or significant short sales of our common stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more so, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. Such sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.

We may not be able to timely file, timely obtain effectiveness or maintain effectiveness of a resale registration statement for a recent private investor, which could obligate us to make certain payments or impact the liquidity of our common stock.

Under the registration rights agreement that we entered into on August 13, 2014 with Hodges Small Cap Fund, the purchaser of 1,367,000 shares of our common stock from us in a private placement, we agreed to (1) file a registration statement with the Securities and Exchange Commission (the “SEC”) under the Securities Act to permit the Selling Shareholder to publicly resell those shares from time to time and (2) use our commercially reasonable efforts to have the SEC declare the registration statement effective for such resale. We expect to make the filing promptly, but we cannot assure you that the registration statement will be filed or be declared effective within the periods specified by the registration rights agreement. If the registration statement is not timely filed or declared effective, we may be obligated (subject to certain exceptions) to pay certain liquidated damages to the Selling Shareholder.

Also under the registration statement, we agreed to use our commercially reasonable efforts to maintain the continuous effectiveness of the registration statement, but may not be able to do so. We cannot assure you that we will not be required to suspend or cease sales under the registration statement, that the SEC will not issue any stop order to suspend the effectiveness of the registration statement or that, if such a stop order is issued, we will be able to amend the registration statement to respond to the stop order to permit sales to be made under the registration statement. Under the registration rights agreement, if the effectiveness of the registration statement is suspended for certain specified time periods, then, subject to certain exceptions, we may be obligated to pay certain liquidated damages to the Selling Shareholder. Also, to the extent the registration statement is not effective, the Selling Shareholder’s ability to sell the shares of common stock may be limited, which could (depending on the extent of the Selling Shareholder’s selling activity) have a material adverse effect on the liquidity of our common stock.

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

INTERPHASE CORPORATION
(Registrant)

Date: August 14, 2014	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and
Accounting Officer)