Form 10-Q
period 2014-09-30
INTERPHASE CORP
filed 2014-11-06
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 29, 2014, shares of common stock outstanding totaled 8,377,106.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended September 30, 2014

PART I

FINANCIAL INFORMATION

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$3,915	$1,478
Marketable securities	3,931	5,121
Trade accounts receivable, less allowances of $41 and $45, respectively	2,562	2,679
Inventories	3,369	3,332
Prepaid expenses and other current assets	479	1,041
Total current assets	14,256	13,651

Machinery and equipment	6,988	6,064
Leasehold improvements	587	380
Furniture and fixtures	152	425
	7,727	6,869
Less-accumulated depreciation and amortization	(6,086)	(6,552)
Total property and equipment, net	1,641	317

Capitalized software, net	46	96
Other assets	387	345
Total assets	$16,330	$14,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,753	$1,475
Deferred revenue	85	652
Accrued liabilities	1,681	1,513
Accrued compensation	218	231
Total current liabilities	3,737	3,871

Deferred lease obligations	1,288	16
Long-term debt	3,500	3,500
Total liabilities	8,525	7,387

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 8,377,106 and 7,011,146 shares issued and outstanding, respectively	838	701
Additional paid in capital	50,025	46,442
Accumulated deficit	(42,193)	(39,196)
Cumulative other comprehensive loss	(865)	(925)
Total shareholders' equity	7,805	7,022
Total liabilities and shareholders' equity	$16,330	$14,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Product	$2,804	$3,136	$6,462	$8,509
Service	1,408	1,032	4,445	2,757
Total revenues	4,212	4,168	10,907	11,266
Cost of sales:
Product	1,907	1,450	3,982	4,601
Service	997	733	3,624	2,015
Total cost of sales	2,904	2,183	7,606	6,616
Gross margin	1,308	1,985	3,301	4,650

Research and development	697	622	1,952	2,309
Sales and marketing	618	614	1,956	2,022
General and administrative	829	660	2,350	2,239
Restructuring benefit	-	-	-	(67)
Total operating expenses	2,144	1,896	6,258	6,503
(Loss) income from operations	(836)	89	(2,957)	(1,853)

Other loss, net	(9)	-	(9)	(343)
(Loss) income before income tax	(845)	89	(2,966)	(2,196)

Income tax provision	8	13	31	33
Net (loss) income	$(853)	$76	$(2,997)	$(2,229)

Net (loss) income per share:
Basic	$(0.11)	$0.01	$(0.41)	$(0.32)
Diluted	$(0.11)	$0.01	$(0.41)	$(0.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net (loss) income	$(853)	$76	$(2,997)	$(2,229)
Other comprehensive income (loss):
Foreign currency translation adjustment	49	(31)	53	(23)
Unrealized holding gain (loss) arising during period, net of tax	7	-	7	(4)
Other comprehensive income (loss)	56	(31)	60	(27)
Comprehensive (loss) income	$(797)	$45	$(2,937)	$(2,256)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,997)	$(2,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and returns	13	15
Writedowns of excess and obsolete inventories	182	101
Depreciation and amortization	247	170
Amortization of stock-based compensation	368	528
Loss on retirement of machinery and equipment	14	-
Change in assets and liabilities:
Trade accounts receivable	104	(629)
Inventories	(219)	(1,049)
Prepaid expenses and other current assets	532	(359)
Other assets	(47)	(101)
Accounts payable, deferred revenue and accrued liabilities	(27)	1,706
Accrued compensation	(13)	(26)
Deferred lease obligations	1,272	(65)
Net cash used in operating activities	(571)	(1,938)

Cash flows from investing activities:
Purchases of property and equipment	(1,525)	(30)
Purchases of capitalized software	(10)	(9)
Proceeds from the sale of marketable securities	12,006	11,007
Purchases of marketable securities	(10,810)	(10,439)
Net cash (used in) provided by investing activities	(339)	529

Cash flows from financing activities:
Borrowings under credit facility	10,500	10,500
Payments on credit facility	(10,500)	(10,500)
Proceeds from the issuance of common stock	3,349	-
Proceeds from the exercise of stock options	3	26
Net cash provided by financing activities	3,352	26

Effect of exchange rate changes on cash and cash equivalents	(5)	(4)

Net increase (decrease) in cash and cash equivalents	2,437	(1,387)
Cash and cash equivalents at beginning of period	1,478	3,949
Cash and cash equivalents at end of period	$3,915	$2,562

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

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013.

NOTE 2. - STOCK-BASED COMPENSATION

Stock Options

The Interphase Corporation 2014 Long-Term Stock Incentive Plan has been adopted by the Company’s Board of Directors and approved by its shareholders. Awards granted during the three months ended September 30, 2014 have been made under that plan. All other awards outstanding were made under the Interphase Corporation 2004 Long-Term Stock Incentive Plan, which expired on May 5, 2014 (so that no new awards could be made or granted under the Interphase Corporation 2004 Long-Term Stock Incentive Plan).

During the nine months ended September 30, 2014, the Company issued 8,000 stock options that vest over a three year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.00. During the nine months ended September 30, 2013, the Company issued 26,000 stock options that vest over a four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.16. Compensation expense related to stock options without performance-based vesting conditions was $41,000 and $71,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to stock options without performance-based vesting conditions was $132,000 and $274,000 for the nine months ended September 30, 2014 and 2013, respectively.

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the nine months ended September 30, 2014, the Company issued 136,000 stock options with performance-based vesting conditions for the years ended December 31, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in March 2015, 2016, and 2017, respectively. The weighted average exercise price of these stock options is $5.49. During the nine months ended September 30, 2013, the Company issued 102,500 stock options with performance-based vesting conditions related to revenue objectives for the year ended December 31, 2014, the achievement of which would result in vesting in February 2015. The weighted average exercise price of these stock options is $5.40. All stock options with performance-based conditions expire ten years from date of grant. Of the unvested stock options outstanding at September 30, 2014, 1,074,950 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 74,000 and 66,000 of these stock options were deemed probable as of September 30, 2014 and 2013, respectively. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $72,000 and $62,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $192,000 and $174,000 for the nine months ended September 30, 2014 and 2013, respectively. The performance conditions related to the remaining options were not deemed probable at September 30, 2014; therefore no compensation expense related to these options has been recorded.

The weighted-average remaining contractual life of stock options outstanding and exercisable at September 30, 2014 and 2013 was 6.70 years and 5.58 years, respectively.

As of September 30, 2014, there were 1,187,450 unvested options expected to vest over a weighted-average period of 8.5 years. As of December 31, 2013, there were 1,586,076 unvested options expected to vest over a weighted-average period of 8.9 years.

The following table summarizes the combined stock option activity under both of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2013	2,187,019	$4.11
Granted	144,000	5.41
Exercised	(625)	4.37
Cancelled	(497,891)	5.66
Balance, September 30, 2014	1,832,503	$3.79

Option Valuation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk free interest rate range	2.63%	2.63%	2.63 – 2.70%	1.86 – 2.63%
Weighted average life (in years)	10	10	10	10
Weighted average volatility	66.18%	68.13%	65.47%	67.97%
Volatility range	66.18%	68.13%	65.30 – 66.18%	66.10 – 68.13%
Expected dividend yield	-	-	-	-
Weighted average grant-date fair value per share of options granted	$3.02	$4.06	$4.06	$3.87

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock

The Interphase Corporation 2014 Long-Term Stock Incentive Plan provides, and the Interphase Corporation 2004 Long-Term Stock Incentive Plan provided, for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. Holders of restricted stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years. There were no shares of restricted stock issued during the nine months ended September 30, 2014 or 2013. Upon issuance of restricted stock under a plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to previously granted restricted stock was $14,000 and $24,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to previously granted restricted stock was $44,000 and $80,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $77,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of less than 1 year. As of December 31, 2013, there was $124,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes the restricted stock activity for the nine months ended September 30, 2014:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2013	61,656	$3.21
Granted	-	-
Vested	(30,836)	3.21
Cancelled/Forfeited	(1,665)	1.82
Nonvested restricted stock at September 30, 2014	29,155	$3.29

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

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2014			December 31, 2013
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Asset Backed	Level 2	$369	$-	$369	$455	$1	$456
Corporate Bonds	Level 2	162	-	162	164	1	165
US Treasuries	Level 2	3,400	-	3,400	4,500	-	4,500
Total		$3,931	$-	$3,931	$5,119	$2	$5,121

NOTE 4. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw Materials	$2,207	$2,108
Work-in-Process	878	903
Finished Goods	284	321
Total	$3,369	$3,332

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. The Company’s reserve requirements increased by $168,000 and $21,000 during the three months ended September 30, 2014 and 2013, respectively. The Company increased reserve requirements by $182,000 and $101,000 during the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5. - INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at September 30, 2014 and 2013.

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

INTERPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. - CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility maturing December 19, 2016. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At both September 30, 2014 and December 31, 2013, the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility are secured by marketable securities. The outstanding balance of $3.5 million as of September 30, 2014 and December 31, 2013 was classified as long-term debt on the Company’s condensed consolidated balance sheets. Subsequent to September 30, 2014 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

NOTE 8. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net (loss) income per share:
Net (loss) income	$(853)	$76	$(2,997)	$(2,229)
Weighted average common shares outstanding	7,694	7,009	7,239	7,005
Basic net (loss) income per share	$(0.11)	$0.01	$(0.41)	$(0.32)

Diluted net (loss) income per share:
Net (loss) income	$(853)	$76	$(2,997)	$(2,229)
Weighted average common shares outstanding	7,694	7,009	7,239	7,005
Dilutive stock options	-	229	-	-
Weighted average common shares outstanding – assuming dilution	7,694	7,238	7,239	7,005
Diluted net (loss) income per share	$(0.11)	$0.01	$(0.41)	$(0.32)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	424	577	343	664

On August 13, 2014, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Hodges Small Cap Fund (“Hodges”) pursuant to which the Company issued and sold on that date 1,367,000 shares (the “Shares”) of the Company’s common stock, $0.10 par value per share (the “Common Stock”), to Hodges in a private placement for an aggregate purchase price of approximately $3.3 million in cash. The purchase price for the Shares under the Purchase Agreement, as determined by negotiations between the Company and Hodges, was approximately $2.45 per Share. The Shares constituted approximately 19.5% of the total of issued and outstanding shares of Common Stock immediately before the execution of the Purchase Agreement and the closing of the purchase and sale of the Shares thereunder.

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
North America	$2,127	$2,167	$6,472	$5,908
Pacific Rim	1,815	1,493	3,605	3,255
Europe	270	508	830	2,103
Total	$4,212	$4,168	$10,907	$11,266

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Product Revenues:
Communications networking	$2,760	$3,079	$6,305	$8,397
Services	1,408	1,032	4,445	2,757
Other	44	57	157	112
Total	$4,212	$4,168	$10,907	$11,266

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

RESULTS OF OPERATIONS

Revenue

Total revenue remained flat at $4.2 million for the three months ended September 30, 2014 and 2013. Our communications networking product revenue decreased 10% to $2.8 million for the three months ended September 30, 2014, compared to $3.1 million in the comparable period in the prior year. This decrease is primarily due to a general slowdown in orders from several customers who typically buy products from our older product lines. Our services revenues increased 36% to $1.4 million for the three months ended September 30, 2014, compared to $1 million for the same period in the previous year. This increase was related to increased electronic contract manufacturing services revenue, partially offset by decreased electronic engineering design services revenue. Approximately 80% of the increase in electronic contract manufacturing services revenue was due to a one-time conversion of cash deposits from one customer from deferred revenue into revenue as this customer ceased operations during the quarter. We have no further obligations with respect to this customer. All other revenues decreased to $44,000, compared to $57,000 in the comparable period last year.

Total revenue decreased 3% to $10.9 million for the nine months ended September 30, 2014, compared to $11.3 million for the same period in the prior year. Our communications networking product revenue decreased 25% to $6.3 million for the nine months ended September 30, 2014, compared to $8.4 million in the comparable period in the prior year. Approximately 65% of this decrease is due to a slowdown in orders from one customer resulting from an unusually high order volume in the first half of 2013 for an installation in China and from a general slowdown in orders of products from our older product lines. The remaining decrease is primarily due to revenue from a customer that recently restructured its manufacturing locations and is beginning to again order volumes closer to the levels in 2013. Our services revenues increased 61% to $4.4 million for the nine months ended September 30, 2014, compared to $2.8 million for the same period in the previous year. This increase consisted of increased electronic contract manufacturing services revenue. All other revenues increased to $157,000, compared to $112,000 in the comparable period last year.

During the third quarter of 2014, sales to two customers individually accounted for approximately 27% and 14% of total revenues, respectively. In addition, during the third quarter of 2014, the conversion of cash deposits from deferred revenue to revenue from one customer individually accounted for approximately 13% of total revenues. During the third quarter of 2013, sales to three customers individually accounted for approximately 28%, 14% and 11% of total revenues, respectively. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at September 30, 2014 was $815,000, $554,000, $288,000 and $283,000 due individually from four customers, respectively. Included in accounts receivable at December 31, 2013 was $809,000, $491,000, and $404,000, due individually from three customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 31% and 48% for the three months ended September 30, 2014 and 2013, respectively. The decrease in gross margin percentage in the third quarter of 2014 compared to the same period in the prior year was primarily due to a revenue mix shift toward lower margin products, the decreased utilization of our manufacturing facility, and an increase of $147,000 in excess and obsolete inventory charges. We expect our margins to improve in future periods as revenue from penveu begins to impact the business.

Gross margin as a percentage of revenue was 30% and 41% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in gross margin percentage was primarily due to a revenue mix shift toward lower margin products and services, the decreased utilization of our manufacturing facility, and an increase of $81,000 in excess and obsolete inventory charges. We expect our margins to improve in future periods as revenue from penveu begins to impact the business.

Research and Development

Our investment in research and development was $697,000 and $622,000 for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to a reduction in professional services activities, as a result of the decrease in electronic engineering design services revenue. Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in an increase in research and development expenses in the third quarter of 2014 compared to the same period in the prior year. As a percentage of revenue, research and development expenses were approximately 17% in the third quarter of 2014 compared to approximately 15% for the same period in the prior year. The increase in research and development expenses as a percentage of total revenue was due to research and development expenses increasing at a higher rate than revenue increased.

Our investment in research and development was approximately $2.0 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. Approximately 53% of the decrease in research and development expenses was due to a decrease in personnel and related expenses. The remaining portion of the decrease primarily related to an increase in professional services activities. Engineering costs associated with these activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses, resulting in a decrease in research and development expenses in the nine months ended September 30, 2014 compared to the same period in the prior year. As a percentage of revenue, research and development expenses were approximately 18% for the nine months ended September 30, 2014 compared to approximately 20% for the same period in the prior year. The decrease in research and development expenses as a percentage of total revenue was due to research and development expenses decreasing at a higher rate than revenue decreased. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $618,000 and $614,000 for the three months ended September 30, 2014 and 2013, respectively. As a percentage of revenue, sales and marketing expenses were approximately 15% for both the third quarter of 2014 and 2013.

Sales and marketing expenses were approximately $2.0 million for both the nine months ended September 30, 2014 and 2013. As a percentage of revenue, sales and marketing expenses were approximately 18% for both the nine months ended September 30, 2014 and 2013. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $829,000 and $660,000 for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to an increase in legal expenses. As a percentage of revenue, general and administrative expenses were approximately 20% for the third quarter of 2014 and 16% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue was due to revenue increasing at a lower rate than general and administrative expenses.

General and administrative expenses were approximately $2.4 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to an increase in legal expenses. As a percentage of revenue, general and administrative expenses were approximately 22% for the nine months ended September 30, 2014, compared to approximately 20% for the same period in the prior year. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

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

Other Loss, Net

Other loss, net was $9,000 for the three months ended September 30, 2014. There was no other loss or income, net for the three months ended September 30, 2013. Other loss, net was $9,000 for the nine months ended September 30, 2014. Other loss, net was $343,000 for the nine months ended September 30, 2013. The loss for the nine months ended September 30, 2013 was primarily related to the decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims of four former employees. The Court ruled in our favor regarding all other claims brought by the twenty-two former employees. See Part II, Item 1. “Legal Proceedings” below for more information.

Income Taxes

Our effective income tax rate was 1.0% for the nine months ended September 30, 2014, compared to an effective income tax rate of 1.5% for the nine months ended September 30, 2013. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at September 30, 2014 and September 30, 2013. For the nine months ended September 30, 2014 and 2013, approximately 70% of the income tax expense was due to tax in a foreign jurisdiction and the remaining portion was due to tax in domestic jurisdictions.

Net (Loss) Income

We reported a net loss of $853,000 for the three months ended September 30, 2014 and a net income of $76,000 for the three months ended September 30, 2013. Basic loss per share was ($0.11) for the three months ended September 30, 2014. Basic and diluted earnings per share for the three months ended September 30, 2013 was $0.01.

We reported a net loss of approximately $3.0 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. Basic loss per share was ($0.41) and ($0.32) for the nine months ended September 30, 2014 and 2013, respectively.

New Product

On May 30, 2014 we started shipping penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays; making any flat surface, from pull down screens to HDTVs, an interactive display system. Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration. penveu is targeted at the education market, and it can be used effectively in the corporate training market as well as the enterprise market. penveu is a new alternative to interactive whiteboards. An independent source estimates the new interactive whiteboard installations market to grow to approximately $1.85 billion in revenue by 2017. However, penveu also has the unique ability to turn the estimated over 50 million projectors and 7 million large screen displays that are currently installed worldwide into interactive display devices. The retail price of penveu is less than 25% of the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu does not require the time and expense of installation. penveu is being offered and sold through our website, other online distributors, resellers, retailers and catalogs. We recorded nominal revenue from penveu in the third quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents increased approximately $2.4 million from December 31, 2013 to September 30, 2014 and decreased approximately $1.4 million from December 31, 2012 to September 30, 2013. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the nine months ended September 30, 2014 and 2013 are generally similar to the trends in our earnings except for the allowance for uncollectible accounts and returns, writedowns of excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation and the loss on retirement of machinery and equipment. Cash used in operating activities totaled $571,000 for the nine months ended September 30, 2014, compared to net loss of $3.0 million for that period. The allowance for doubtful accounts and returns decreased $2,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Writedowns of excess and obsolete inventories increased $81,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Depreciation and amortization increased $77,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Amortization of stock-based compensation decreased $160,000 for the nine months ended September 30, 2014 compared to the same period in 2013. The loss on retirement of machinery and equipment increased $14,000 for the nine months ended September 30, 2014 compared to the same period in 2013.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash used in investing activities totaled $339,000 and cash provided by investing activities totaled $529,000 for the nine months ended September 30, 2014 and 2013, respectively. Cash used in or provided by investing activities in each of the periods related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment and capitalized software were approximately $1.5 million for the nine months ended September 30, 2014, compared to $39,000 for the nine months ended September 30, 2013. The additions for the nine months ended September 30, 2014 primarily related to enhancements to our manufacturing equipment through a capital lease and leasehold improvements. The leasehold improvements to our new facility have, for the most part, been reimbursed by our landlord as of September 30, 2014. The additions for the nine months ended September 30, 2013 primarily related to software and equipment purchases for penveu® and for our manufacturing operations. Purchases of marketable securities were $10.8 million and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively. Proceeds from the sale of marketable securities increased to $12.0 million for the nine months ended September 30, 2014, compared to $11.0 million for the nine months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities, consisting of proceeds from the private issuance of common stock of approximately $3.3 million and proceeds from the exercise of stock options of $3,000, totaled $3.4 million for the nine months ended September 30, 2014. Net cash provided by financing activities, related to proceeds from the exercise of stock options, totaled $26,000 for the nine months ended September 30, 2013.

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

Commitments

At September 30, 2014, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2014 are estimated at approximately $35,000, which primarily relates to patents and manufacturing equipment. At September 30, 2014, we had approximately $35,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are future debt payments, operating leases on our facility and our phone system and a capital lease on our manufacturing equipment. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2014.

Other

Management believes that cash generated from operations, the additional funds raised in the recent private placement of common stock, and the success of various business initiatives, together with cash on hand, will be sufficient to meet our business liquidity needs for working capital, capital expenditures and debt service for the next twelve months. On August 13, 2014 we raised approximately $3.3 million in additional funds, through a private placement of shares of our common stock, that are being used in large part to expedite and expand marketing and product launch activities associated with the introduction of penveu, to continue to support the growth in our services business, for other working capital needs and for general corporate purposes. To the extent our actual operating results or other developments, including the marketing and product launch activities associated with the introduction of penveu, differ from our expectations, our liquidity could be adversely affected.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of $1,000 for the three months ended September 30, 2014. The Euro to U.S. Dollar translation accounted for no charge for the three months ended September 30, 2013. The Euro to U.S. Dollar translation accounted for charges of $4,000 for both the nine months ended September 30, 2014 and 2013.

Market Price Risk

We had no equity hedge contracts outstanding as of September 30, 2014 or December 31, 2013.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at September 30, 2014. This potential change is based on sensitivity analyses performed on our marketable securities at September 30, 2014. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2013.

We maintain a $5.0 million revolving bank credit facility maturing December 19, 2016 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. The interest rate on the borrowings under the revolving credit facility was 1.7% at both September 30, 2014 and December 31, 2013. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would increase annual interest expense on this credit facility by $17,500. All borrowings under this facility are secured by marketable securities. Subsequent to September 30, 2014 and prior to the Company’s filing of the condensed consolidated financial statements, the outstanding balance on the credit facility was repaid.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The updated statement of claim is for an aggregate payment of approximately €2.3 million, which translated to approximately $2.9 million at September 30, 2014. The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims from four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. Regarding the claims of the four Plaintiffs based on non-competition indemnity, one of these Plaintiffs has filed an appeal of the Labor Court’s decision (the part of the judgment dismissing his claims based on the redundancy procedures; the economic and financial justification for the redundancy); therefore, related to this Plaintiff, the Company filed an appeal of the Labor Court’s decision related to the non-compete indemnity. No payment to this Plaintiff is to be made until the appeal process is resolved. The Company is not filing an appeal related to the other three Plaintiffs’ claims based on non-competition indemnity. For these three Plaintiffs, the Company must pay approximately €238,000, which translated to approximately $305,000 at March 31, 2013. Approximately $275,000 of that amount was paid during the three months ended December 31, 2013. One of these three Plaintiffs brought the case before the Labor Court of Boulogne-Billancourt again claiming €5,686.52 (which translated to approximately $7,000 at September 30, 2014) of paid holiday indemnity and procedure costs attached to the non-compete indemnity. The Conciliation hearing before the Labor Court of Boulogne-Billancourt is scheduled for December 15, 2014. Fourteen other former employees also filed an appeal, and the hearing before the Court of Appeal of Versailles took place on October 8, 2014. The judgment of the Court of Appeals of Versailles is scheduled to be rendered on November 19, 2014.

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

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on September 27, 2013, and the Labor Court rendered the same decision (to postpone the case to a hearing on September 5, 2014). This case was heard again on September 5, 2014, and the Labor Court rendered the same decision (to postpone the case to a hearing on May 15, 2015). It is likely that the case will not be heard on the merits on that hearing date and will be postponed if the case is still pending before the Administrative Court of Appeal of Versailles at that date, as described above.

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative. The Labor Court granted the Company’s motion and rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on May 28, 2013. The Labor Court rendered the same decision and again postponed the hearing until the Administrative Tribunal makes its decision. This case was heard again on June 17, 2014, and the Labor Court rendered the same decision (to postpone the case to a hearing on June 9, 2015). It is likely that the case will not be heard on the merits on that hearing date and will be postponed if the case is still pending before the Administrative Court of Appeal of Versailles at that date, as described above.

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

We may not be able to maintain effectiveness of the resale registration statement for a recent private investor, which could obligate us to make certain payments or impact the liquidity of our common stock.

As required by the registration rights agreement that we entered into on August 13, 2014 with Hodges Small Cap Fund, the purchaser of 1,367,000 shares of our common stock from us in a private placement, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) under the Securities Act to permit the purchaser (the “Selling Shareholder”) to publicly resell those shares from time to time, and the registration statement was declared effective by the SEC for such resale. In the registration rights agreement, we also agreed to use our commercially reasonable efforts to maintain the continuous effectiveness of the registration statement, but there is a risk we will not be able to do so. We cannot assure that we will not be required to suspend or cease sales under the registration statement, that the SEC will not issue any stop order to suspend the effectiveness of the registration statement or that, if such a stop order is issued, we will be able to amend the registration statement to respond to the stop order to permit sales to be made under the registration statement. Under the registration rights agreement, if the effectiveness of the registration statement is suspended for certain specified time periods, then, subject to certain exceptions, we may be obligated to pay certain liquidated damages to the Selling Shareholder. Also, to the extent the registration statement is not effective, the Selling Shareholder’s ability to sell the shares of common stock may be limited, which could (depending on the extent of the Selling Shareholder’s selling activity) have a material adverse effect on the liquidity of our common stock.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The private placement of shares of our common stock on August 13, 2014 was disclosed in our Current Report on Form 8-K filed on August 18, 2014.

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

INTERPHASE CORPORATION
(Registrant)

Date: November 6, 2014	By:/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary, Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)