Form 10-K
period 2014-12-31
INTERPHASE CORP
filed 2015-03-26
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014, was approximately $29,100,000. As of March 18, 2015, shares of common stock outstanding totaled 8,393,981.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) the extent of market acceptance of penveu, effects of the ongoing issues in global credit and financial markets and adverse global economic conditions, our reliance on a limited number of customers, the lack of spending improvements in the communications networking and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of this report and in the Company’s other filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

Embedded solutions include communications networking products for connectivity, interworking and packet processing. Clients for this product line include Alcatel-Lucent, GENBAND, Hewlett Packard, Nokia Solutions and Networks and Samsung.

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

Business Strategy

The Company’s business strategy leverages over forty years of development and manufacturing expertise; this experience, coupled with a process for identifying innovative product and solution ideas, is aimed not only at developing the Company’s core business, but also at identifying and launching into new high-growth businesses which will continue to help the Company to diversify its products and services into a variety of potential new markets. The Company’s core business has long been providing networking input/output (I/O) devices that serve as building blocks within a communications networking or enterprise network infrastructure. The Company is now expanding its focus to reach into innovative and sometimes disruptive technologies and services where the Company believes it has the technology and process excellence to be successful. The Company’s goals are increasing the value of its product line, strengthening its portfolio with new solutions and diversifying into attractive new markets. Thus far, the Company is focusing its efforts in three main areas.

Communications Networking and Enterprise Products

The market for the Company’s legacy communications networking products has declined as native IP-based networks continue to proliferate. However, the Company believes its products in this area should remain viable in networks for several more years, although in shrinking numbers. The Company’s communications networking product portfolio includes its interworking product line, which include the iSPAN 3632 AMC, and the 92XX Gateway family of products. These products provide the necessary protocol interworking between the TDM networks and IP-based networks, at various levels of channelization, and typically offer customers a significant cost reduction from alternative approaches to accomplish the interworking function. The Company’s packet processing products utilize Cavium’s OCTEON multi-core processor product line. The Company relies on its custom design services as well as its experience in thermal analysis and design to differentiate itself from other suppliers of such products. Given the challenging thermal demands of these multi-core processors, these capabilities are critical to the Company’s customers’ success in their system design efforts and are key factors to Interphase’s success in this product area.

Embedded Computer Vision

In 2010 the Company selected embedded computer vision technology as a new strategic area of business, and has identified the market for interactive displays and interactive whiteboards as the first target market that the Company could disrupt with this technology. Since 2010, the Company has made investments in hiring and training embedded computer vision engineers and in acquiring knowledge and experience in this area. penveu, the Company’s first product utilizing embedded computer vision technology, became generally available in May 2014. penveu is intended to enhance effectiveness in the classroom, training room, and board room by adding interactivity to already-installed projectors and display devices. The Company protects its intellectual property rights incorporated in penveu through the filing of patents (provisional, utility, and design) and trademarks. Since the introduction of penveu, in order to keep ahead of the competition, the Company has continued to introduce new features and functionality to the product, based on feedback from customers and in response to changes in how content is delivered. The Company anticipates that penveu is the first of many products that the Company will continue to identify, invent, develop, and market that will use its acquired skills in the embedded computer vision technology.

Engineering Design and Manufacturing Services

Electronic Engineering Design Services

The Company’s offered engineering design services now reach beyond traditional communications networking and enterprise network technologies into new areas such as location-based mobile services offerings and high efficiency enterprise computing solutions among others. These engagements are expected to be not only revenue generators for Interphase in the near term but also, in many cases, to provide additional opportunities for future growth.

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

Product and Service Overview

Communications Networking and Enterprise Products

The Company offers innovative, high-performance solutions to the converging voice, data, and video communication segments of the communications networking market while also offering high-value solutions addressing the enterprise computing market. Interphase offers solutions primarily in the following three categories, supporting various form factors such as AMC, PCI-X, PCIe, CPCI, and PMC as well as related software applications:

Network Connectivity

-	T1/E1 communication controllers that primarily support SS7 signaling

-	OC-3/STM-1 ATM network interface cards (NICs)

-	Ethernet NICs

Interworking

-	OC-3/STM-1 interworking modules

-	Gateway appliances (broadband access gateway and media converter)

Multi-core Packet Processors

-	GigE packet processors

-	10 GigE packet processors

penveu

penveu is a handheld device that replaces the need for interactive whiteboards, interactive projectors and expensive large touch screen displays. penveu addresses many of the shortcomings of alternate interactive technologies, because it can be installed in less than one minute, provides for both “at the board” and remote interactive interface, and can be added to projectors and large screen displays that are already installed. penveu is aimed primarily at the education market, with more than 30 million classrooms worldwide, and can also be used effectively in the corporate training market as well as the enterprise market. The benefits of penveu include:

●

Flexibility: penveu can operate while touching the screen or display; by writing "in the air" up to 40 feet away from the screen or display, giving the teacher (or presenter) the flexibility to move around the classroom (or other room) without losing the ability to continue to interact with the content; or via the new penveu Pad mode.

●	Easy and quick to install: No software installation is required, and penveu does not need to be installed on the wall like interactive whiteboard and touch displays.
●	Accurate: Due to a unique and patent-protected technology which embeds invisible targets in the display stream, the pen can calculate its position accurately and requires no calibration.
●

Easy to use: penveu is a self contained interactive display system that creates its own digital ink on any projected media. There is no need for any additional applications or features to be enabled; a user can just plug it in and begin writing.

●

Portability: Due to the small size of the overall product, it can be carried by traveling presenters and installed in new locations very quickly. In addition, the presenter's content can be stored in the product.

●

Price: While providing all the functionality of an interactive whiteboard and much more, penveu costs less than one-quarter of the average price of a typical installed interactive whiteboard. The suggested retail price of the entry-level 8GB penveu system is $799.

Services

Interphase has been designing and manufacturing products for the electronics industry for over 40 years and offers this expertise and capability to customers as a separate service. Since Interphase has honed its processes of design for manufacture, and can supplement these services with engineering design services, Interphase believes it can improve its customers’ ability to meet their outsourcing needs by using Interphase as a qualified “one-stop shop” supplier.

Interphase offers services in two basic categories:

Engineering Design Services

-	Specifications gathering

-	Program management

-	Detailed electrical, mechanical and thermal design (high performance/cost optimized)

-	Wireless services design for cellular, WiFi, Bluetooth, and other services

-	Full mechanical enclosure design

o	Plastics designs for consumer products

o	Metal enclosures for Enterprise and Communication Networking applications

-	Software design for drivers and applications

-	Application software porting and integration

-	Rapid prototyping

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

Marketing and Customers

The Company’s network connectivity, interworking and multi-core packet processor products are sold to Telecommunications Equipment Manufacturers (TEMs) for inclusion in communications networking infrastructure solutions designed for use in wireless carrier networks. Enterprise products are delivered to server manufacturers for integration into server platforms for delivery of high-performance application platforms for enterprise networking. penveu is aimed primarily at the education market, but is also being marketed to corporate and training customers. The Company’s engineering design and electronics manufacturing services customers are from a variety of different markets within the electronics industry.

During 2014, sales to Nokia Solutions and Networks (formerly Nokia Siemens Networks), E4D Technologies LLC, and Alcatel-Lucent were $3.3 million (or 24%), $2.3 million (or 17%), and $1.4 million (or 10%), respectively, of the Company’s consolidated revenues. During 2013, sales to Nokia Solutions and Networks and Alcatel-Lucent were $3.5 million (or 23%) and $3.3 million (or 21%), respectively, of the Company’s consolidated revenues. During 2012, sales to Alcatel-Lucent and Nokia Siemens Networks were $3.8 million (or 27%) and $1.9 million (or 13%), respectively, of the Company’s consolidated revenues. No other customers individually accounted for more than 10% of the Company’s consolidated revenues in any of those years.

The Company offers its products through its direct sales force, manufacturers’ representatives, value-added distributors, and promotes them through web and social media tools, as well as through relevant tradeshows. In addition to the Company's headquarters in Carrollton, Texas, the Company has sales offices located in or near Seattle, Washington; Orlando, Florida; Amsterdam, Holland; and Helsinki, Finland. The Company's direct sales force sells products directly to key customers and supports manufacturers’ representatives and the distribution channel. See Note 13 of the accompanying notes to the consolidated financial statements for information regarding the Company’s geographic assets and revenues.

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

The Company generally does not manufacture its communications networking and enterprise products to stock finished goods inventory. Instead, substantially all of the Company's production is dedicated to specific customer purchase orders. As a result, the Company has had limited requirements to maintain significant finished goods inventories. However, the Company’s requirements to maintain its finished goods inventory may increase in the future with increased market demands for penveu.

Patents, Copyrights, Trademarks, Licenses and Intellectual Property

While the Company believes its success is ultimately dependent upon the innovative skills of its personnel and its ability to anticipate and adapt to technology changes, its success also depends, in part, upon its ability to protect proprietary technology contained in its products. The Company is building a patent portfolio related to its embedded computer vision technology, specifically penveu. Since the Company began filing patents for penveu, U.S. patent 8,127,997 has been issued (on July 10, 2012), U.S. Patent No. 8,446,364 has been issued (on May 21, 2013), U.S. Patent No. 8,982,050 has been issued (on March 17, 2015), and another U.S. patent application has been allowed.  International patent applications based on these and other pending U.S. applications have been filed, including those published as PCT International Patent Application Publications WO/2011/115764 (published September 22, 2011), WO/2012/121969 (published on September 13, 2012), WO/2014/039685 (published on March 13, 2014), WO/2014/062906 (published on April 24, 2014), WO 2015/031456 (published on March 5, 2015), and Korean Patent No. 1461353 (published on November 6, 2014). Additional utility patent applications and a design patent application have been filed by the Company in the U.S., and a design patent has been registered in some countries outside of the U.S.

Interphase does not hold any patents relative to its communications networking product line already deployed or released to the market. Instead, as it relates to product lines already deployed or released to the market, the Company relies upon a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The development of alternative, proprietary and other technologies by third parties could adversely affect the competitiveness of the Company’s products. Furthermore, the laws of some countries do not provide the same degree of protection of the Company’s proprietary information as do the laws of the United States. Finally, the Company’s adherence to industry-wide technical standards and specifications may limit the Company’s opportunities to provide proprietary product features suitable for intellectual rights protection.

Interphase, the Interphase logo, penveu, the penveu logo, iWARE, iSPAN, iNAV, SlotOptimizer, and “Designed to Perform. Designed to Last.” are trademarks or registered trademarks of Interphase Corporation.

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

Employees

At December 31, 2014, the Company had 65 regular full-time employees, of which 25 were engaged in manufacturing and quality assurance, 12 in research and development, 14 in sales, sales support, customer service and marketing and 14 in general management and administration.

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

Competition

The Company’s primary competition for its communications networking and enterprise products currently includes embedded computing vendors specifically dedicated to communications networking and enterprise I/O market segments. In the case of specific product offerings, Interphase may also face competition from TEMs’ in-house design teams. Increased competition and commoditization of network interface technologies could result in price reductions, reduced margins and loss of market share. The Company’s products and services compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, customer support skills, ease of integration, time-to-market delivery capabilities, flexibility and compliance with industry standards.

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

The Company’s primary competition for its penveu product includes manufacturers of large interactive whiteboards, manufacturers of interactive projectors, and manufacturers of after-market pen tracking products. Interactive whiteboards limit users to the screen, operate only with projectors, are difficult and expensive to install, once mounted on the wall are not portable at all, and require constant calibration. While interactive projectors offer the flexibility of on-board and remote operation, they still require professional installation, are not portable, and are relatively expensive. After-market pen tracking products restrict the users to at-board operation, lack portability, and require professional installation and constant calibration. penveu, on the other hand, operates at the board and up to 40 feet away from it; is portable and can be carried by a traveling salesperson; can be installed by a user with no professional help in less than a minute; requires no software installation; works with any Microsoft or Apple product; and requires no calibration to maintain its accuracy. In addition, penveu addresses the market of already-installed projectors and displays, requiring no new display technology installation and is only a fraction of the cost of an interactive whiteboard or interactive projector.

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

Item 1A. Risk Factors.

The successful commercialization of penveu and ability to generate significant revenue will depend on achieving and maintaining expected levels of market acceptance.

The success of penveu is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to successfully commercialize or gain market acceptance for penveu. New product candidates that appear promising in development may have only limited or no commercial success. Our efforts to educate customers on the benefits of penveu may require significant resources and may never be successful. The degree of market acceptance of penveu will depend on a number of factors, including:

●	pricing and cost-effectiveness relative to competing products;
●	budgetary availability for target customers;
●	relative convenience and ease of use;
●	flexibility, accuracy and other potential advantages over alternatives;
●	willingness of target markets to try new products; and
●	strength of marketing strategies and sales efforts.

If penveu does not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable.

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

In addition, as we target more of our sales efforts at the education market, we may face lengthy sales cycles and less predictability in completing some of our sales. Because we are new to this market segment, we may spend a considerable amount of time and expense providing information to prospective customers about the use and benefits of penveu without generating corresponding revenue. Likewise, educational institutions may require long testing and approval processes before making a decision to purchase penveu. As a result of these factors, these sales opportunities may require us to devote greater sales support to individual schools, driving up costs and time required to complete sales. Also, our sales cycles are subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures.

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

The communications networking and signaling business is characterized by rapid technological change and frequent introduction of new products.

The market for our communications networking products is characterized by rapid technological change and the frequent introduction of products based on new technologies. The overall communications networking industry is volatile, as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. In addition, the market for our communications networking products has declined as native IP-based networks continue to proliferate, so that our products in this area are likely to remain viable in networks only in shrinking numbers. Future revenue will depend upon our ability to anticipate technological change and to develop and introduce enhanced products of our own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. A typical time period from design-win of one of our communications networking products to actual production is 18 to 30 months. This timing has varied significantly during times of mergers, economic instability, and technology changes affecting platform architectures. Our inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products could have a material adverse effect on our operating results, financial condition and cash flows.

We may be unable to successfully manage new product and service introductions and the entry into new markets.

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

Our direct marketing and sale of penveu may adversely affect the performance of manufacturer representatives, consultants and other resellers selling penveu, and our investments in reseller programs may not be effective.

We advertise and sell penveu through manufacturer representatives, consultants and value-added resellers, many of whom distribute products from competing manufacturers. We also sell penveu directly to education and enterprise customers and through our online store.

Many resellers have narrow operating margins. Some resellers could perceive our direct sales as conflicting with their business interests as distributors and resellers of penveu. Such a perception could discourage resellers from investing resources in the distribution and sale of penveu or could lead them to limit or cease distribution of penveu. We have invested and may continue to invest in programs designed to enhance reseller sales. These programs could require a substantial investment while providing no assurance of return or incremental revenue. The financial condition of these resellers could weaken, these resellers could stop distributing penveu, or uncertainty regarding demand for penveu could cause resellers to reduce their ordering and marketing of penveu.

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

We have been successful in defending most, though not all, of these claims in the two courts. To date, the Labor Court has entered an adverse judgment as to claims totaling approximately €265,000, which translated to approximately $340,000 at March 31, 2013 when accrued. All payments related to these claims, excluding payroll taxes, have been paid. In addition, two of the claims remain pending in the courts. The current statement of claim, for the remaining two former employees, is for an aggregate payment of approximately €144,000 (which translated to approximately $175,000 at December 31, 2014). We believe that the Plaintiffs’ remaining claims are without merit and plan to continue to vigorously defend ourselves against them.

Although we do not believe that the Plaintiffs’ remaining claims have merit, litigation (particularly outside of the United States) is inherently unpredictable, and it is possible that we would be required to pay an additional amount to the Plaintiffs.  If the potential required amount is significant, the payment could have a material adverse effect on our financial condition.  Further, if this litigation were to continue for an extended time, our defense of the Plaintiffs’ claims, even if successful, could require us to pay significant costs (including fees of counsel) and require time and energy of management that could otherwise be spent on our business, all of which could negatively affect our financial condition and operations.

We may be subject to greater than anticipated tax liabilities, and the results of tax audits or litigation could adversely affect our business.

We are subject to income taxes in the United States and France. Therefore, we regularly assess the adequacy of our tax provision, which is subject to significant discretion, and we could face significant adverse impact if our assumptions are incorrect and/or face significant costs to defend our practices from international and United States tax authorities. We are periodically subject to audits by tax authorities in the United States and France and are currently undergoing a tax audit in France for prior tax years. Although we believe our tax estimates are reasonable, and we may defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes, fines and penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have a material adverse effect on our operating results, financial condition and cash flows.

We operate in an intensely competitive marketplace and many of our competitors have greater resources than we do.

We face competition from a number of established and emerging companies, both public and private, in the markets we serve. Our principal competitors for our communications networking products and penveu generally have established brand name recognition and market positions, and have substantially greater financial resources to deploy on promotion, advertising, research and product development. In addition, as we broaden our product and service offerings, we may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to our product offerings. Increased competition could result in significant pricing pressures, which could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in sales volumes, cost reductions or otherwise. We expect competition to increase as a result of industry consolidations and alliances, as well as the potential emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures will not have a material adverse effect on our operating results, financial condition and cash flows.

The loss of one or more key customers, or reduced spending by customers, could significantly impact our operating results, financial condition and cash flows.

While we enjoy very good relationships with our customers, there can be no assurance that our customers will continue to purchase products from us at the current levels. Orders from our customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. In addition, the market for our communications networking products has declined as native IP-based networks continue to proliferate. Customers typically do not enter into long-term volume purchase contracts with us, and they have certain rights to extend or delay the shipment of their orders. The loss of one or more of our major customers, or the reduction, delay or cancellation of orders or a delay in shipment of products to such customers, could have a material adverse effect on our operating results, financial condition and cash flows.

Schedule delays, cancellations of programs and changes in customer markets can delay or prevent a design-win from reaching the production phase, which could negatively impact our operating results, financial condition and cash flows.

In the communications networking industry, a design-win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design-win and when customers initiate production shipments. Design-wins reach production volumes at varying rates, typically beginning approximately 18 to 30 months after the design-win occurs. A variety of risks, such as schedule delays, customer consolidations, cancellations of programs and changes in customer markets, can delay or prevent the design-win from reaching the production phase. The customer's failure to bring its product (into which our product is designed) to the production phase could have an adverse effect on our operating results, financial condition and cash flows.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals (gold, tin, tungsten and tantalum), known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC has adopted due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals. Since we manufacture products which may use one or more of such minerals, we are required to comply with the new SEC rules. We must prepare and file a report in May of each year covering our activities in the preceding year. We have spent, and expect to continue to spend, money and time of key personnel to comply with these disclosure requirements, including diligence to determine the sources of minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Compliance with the SEC rules could adversely affect the sourcing, supply and pricing of materials used in our products. Because there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. In addition, our supply chain is complex and we have not been able to easily verify the origins for all minerals used in our products. We may face reputational challenges with our customers and other stakeholders if our products contain minerals not determined to be conflict free or if we continue to be unable to sufficiently verify the origins of minerals contained in the components included in our products through the due diligence procedures that we implemented.

Although we expect to be able to continue to comply with the reporting requirements, our ability to do so depends on the continuous enhancement of our processes and procedures and on information supplied by numerous suppliers of products or components to us that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inadequate or inaccurate, or our procedures to obtain the information do not fulfill the SEC’s requirements, we could face both reputational and SEC-enforcement risks.

We are dependent on one manufacturing facility, and if there is an interruption in production we may not be able to deliver products on a timely basis.

We manufacture our products at our Carrollton, Texas facility, and are taking steps to renew a contract for alternative manufacturing capabilities through a third party in the event of a disaster in the current facility. Even if we are successful in establishing an alternative third-party contract manufacturer, there can be no assurance that we would be able to retain its services at the same costs we currently enjoy. In the event of an interruption in production, we may not be able to deliver products on a timely basis, which could have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance and a disaster recovery plan to mitigate the effect of an interruption, no assurances can be given that such insurance or recovery plan will adequately cover lost business as a result of such an interruption.

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

Our business and reputation may be impacted by information technology system failures or network disruptions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, communication networking failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online store and services, compromise our data, or result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting.

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

In 2014, we derived approximately 44% of our revenues from sales outside of North America. Economic and political conditions in some of these markets, as well as different legal, tax, accounting and other regulatory requirements, may adversely affect our operating results, financial condition and cash flows. We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and in some cases in foreign currencies. Our former operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations (See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk” below).

We may require additional working capital to fund operations and expand our business.

We believe our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to:

●	fund research and development of new products beyond what is expected in 2015;
●	expand product and service offerings beyond what is contemplated in 2015 if unforeseen opportunities arise;
●	fund activities related to the introduction of new products and services or the entry into new markets beyond what is anticipated in 2015;
●	respond to a rapid or unanticipated increase in demand for our products;
●	take advantage of potential acquisition opportunities in the current economic environment;
●	invest in businesses and technologies that complement our current operations;
●	respond to unforeseen competitive pressures; or
●	manage other unforeseen operating expenses, difficulties, complications, delays and other unknown factors.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of the existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. From time to time, we expect to evaluate the acquisition of, or investment in, businesses and technologies that complement our current operations. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase or restructure our line of credit. The sale of additional equity securities could result in additional dilution to shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable, if at all. If adequate funds are not available on acceptable terms, our ability to develop or enhance products and services, take advantage of future opportunities, successfully operate the business or respond to competitive pressures would be limited. This limitation could negatively impact our results of operations, financial condition and cash flows.

We may not be able to maintain effectiveness of the resale registration statement for a recent private investor, which could obligate us to make certain payments or impact the liquidity of our common stock.

As required by the registration rights agreement that we entered into on August 13, 2014 with a single investor, the purchaser of 1,367,000 shares of our common stock from us in a private placement, we have filed and maintained a registration statement with SEC under the Securities Act to permit the purchaser (the “Selling Shareholder”) to publicly resell those shares from time to time. In the registration rights agreement, we agreed to use our commercially reasonable efforts to maintain the continuous effectiveness of the registration statement, but there is a risk we will not be able to do so. We cannot assure that we will not be required to suspend or cease sales under the registration statement, that the SEC will not issue any stop order to suspend the effectiveness of the registration statement or that, if such a stop order is issued, we will be able to amend the registration statement to respond to the stop order to permit sales to be made under the registration statement. Under the registration rights agreement, if the effectiveness of the registration statement is suspended for certain specified time periods, then, subject to certain exceptions, we may be obligated to pay certain liquidated damages to the Selling Shareholder. Also, to the extent the registration statement is not effective, the Selling Shareholder’s ability to sell the shares of common stock may be limited, which could (depending on the extent of the Selling Shareholder’s selling activity) have a material adverse effect on the liquidity of our common stock.

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

We reported net losses of $5.2 million, $2.7 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. In order to achieve consistent profitability, we will need to generate higher revenues while containing costs and operating expenses. We cannot be certain that our revenues will grow or that we will generate sufficient revenues to achieve and maintain profitability on a long-term, sustained basis. If we fail to achieve and maintain profitability, the market price of our common stock will likely be negatively impacted.

We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.

The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, general conditions in the communications networking industry and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high-technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock, which has historically had relatively small trading volumes. As a result, small transactions in our common stock can have a disproportionately large impact on its price.

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

Certain provisions of Texas law may make it more difficult to acquire us, even if such acquisition might be beneficial to our shareholders.

Certain provisions of the Texas corporate statute, to which we are subject, limits business combinations with any “affiliated shareholder,” which is generally any person or group of persons that is, or has been during the preceding three years, the beneficial owner of 20% or more of our outstanding voting shares. The statutory provisions may discourage, delay or prevent a third party from acquiring us or acquiring a large portion of our shares (including by initiating a tender offer), even if our shareholders might receive for their shares in any such acquisition a premium over the then current market price of the shares.

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

Item 3. Legal Proceedings.

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The current statement of claim, for the remaining two former employees, is for an aggregate payment of approximately €144,000 (which translated to approximately $175,000 at December 31, 2014). The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims of four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. All payments related to these claims, excluding payroll taxes, have been paid. In addition, one of these four Plaintiffs brought a case before the Labor Court of Boulogne-Billancourt again claiming approximately €5,700 (which translated to approximately $7,000 at December 31, 2014) of paid holiday indemnity and procedure costs attached to the non-compete indemnity. The Conciliation hearing before the Labor Court of Boulogne-Billancourt took place on December 15, 2014. The parties refused to conciliate; therefore, the case is scheduled to be heard at a regular judgment hearing before the Labor Court of Boulogne-Billancourt on October 8, 2015. Fourteen other former employees also filed an appeal, and the hearing before the Court of Appeal of Versailles took place on October 8, 2014. By judgments rendered on November 19, 2014, the Court of Appeals of Versailles confirmed the Labor Court of Boulogne-Billancourt’s decisions and rejected all the claims of the Plaintiffs, ruling that the redundancy procedure was regular and that redundancies were based on valid reasons. The Court of Appeals also confirmed the Labor Court’s decision which ruled in the favor of one Plaintiff regarding his claim based on non-competition indemnity. The fifteen plaintiffs had two months from reception of the notification of the Court of Appeal’s decisions to challenge these decisions before the French Supreme Court (“Cour de cassation,” the final stage of appeal). None of the fifteen plaintiffs filed an appeal before the French Supreme Court.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status. On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing. Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court. On March 22, 2013, the Labor Court rejected this former employee's claims. This former employee is one of the fourteen other former employees who filed an appeal before the Court of Appeal of Versailles, and whose claims were rejected, as described in the preceding paragraph.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since January 1984, shares of the Company's common stock have been traded on the NASDAQ Capital Market, the NASDAQ Global Market, or their predecessors, under the symbol INPH. The following table summarizes its high and low closing price for each quarter during 2013 and 2014 as reported by the NASDAQ Capital Market.

2013	High	Low
First Quarter	2.77	2.16
Second Quarter	3.49	2.30
Third Quarter	5.81	2.79
Fourth Quarter	4.67	3.87

2014	High	Low
First Quarter	5.50	3.62
Second Quarter	6.82	4.33
Third Quarter	4.13	2.20
Fourth Quarter	3.15	2.03

The Company had approximately 1,100 beneficial owners of its common stock, of which 44 were of record, as of March 18, 2015.

The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company.

Stock Performance Graph

The following chart compares the cumulative total shareholder return of Interphase common stock during the years ended December 31, 2014, 2013, 2012, 2011 and 2010 with the cumulative total return of the NASDAQ composite index and the Dow Jones US Telecommunications Equipment TSM Index. The Company relied upon information provided by another firm with respect to the stock performance graph. The Company did not attempt to validate the information supplied to it other than review it for reasonableness. The comparison assumes $100 was invested on December 31, 2009 in the common stock of the Company and in each of the two indices, and assumes reinvestment of dividends.

	Cumulative Return

	12/09	12/10	12/11	12/12	12/13	12/14
Interphase Corporation	100	70	177	101	151	89
NASDAQ Composite	100	118	119	139	197	224
Dow Jones US Telecommunications Equipment TSM Index	100	105	97	106	130	148

Item 6. Selected Financial Data.

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from the consolidated balance sheets and the related consolidated statements of operations at or for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, and the notes thereto appearing elsewhere herein, as applicable.

It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, for the years ended December 31, 2014, 2013 and 2012.

Statement of Operations Data:

(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012	2011	2010

Revenues	$13,777	$15,588	$13,855	$21,993	$18,207

Gross margin	3,310	6,309	6,149	10,531	9,187

Research and development	2,553	2,992	3,290	3,814	6,572
Sales and marketing	2,604	2,625	3,358	3,498	4,512
General and administrative	3,061	2,946	3,034	3,529	3,843
Restructuring (benefit) charge	-	(67)	253	-	3,339

Loss from operations	(4,908)	(2,187)	(3,786)	(310)	(9,079)
Other (loss) income, net	(213)	(470)	13	22	23

Loss before income tax	(5,121)	(2,657)	(3,773)	(288)	(9,056)
Income tax provision (benefit)	38	46	12	217	(637)

Net loss	$(5,159)	$(2,703)	$(3,785)	$(505)	$(8,419)

Net loss per share
Basic	$(0.69)	$(0.39)	$(0.54)	$(0.07)	$(1.23)
Diluted	$(0.69)	$(0.39)	$(0.54)	$(0.07)	$(1.23)
Weighted average common shares	7,527	7,006	6,975	6,857	6,839
Weighted average common and dilutive shares	7,527	7,006	6,975	6,857	6,839

Balance Sheet Data:

(In thousands)

	December 31,
	2014	2013	2012	2011	2010
Working capital	$5,225	$9,780	$11,631	$13,997	$13,117

Total assets	13,684	14,409	15,178	17,818	19,314

Total liabilities	7,675	7,387	6,125	6,476	8,304

Shareholders' equity	$6,009	$7,022	$9,053	$11,342	$11,010

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

Revenue Recognition: Revenues consist of product and service revenues and are recognized in accordance with ASC Topic 605, “Revenue Recognition.” Product revenues, other than penveu, and electronic manufacturing services revenues are recognized in accordance with shipping terms, which is typically upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. penveu product revenues are recognized after the return period has expired, which is typically 30 days. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue, other than electronic manufacturing services revenue, is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.

The Company’s engineering design services are typically provided on a fixed-fee basis. The revenues for such longer duration projects that require significant customization and integration have typically been recognized using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management used historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within the Company’s control. If the Company is unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed.

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

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as projected demand decreases due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. The Company has experienced significant changes in required reserves in the past due to changes in strategic direction, such as discontinuances of product lines, declining market conditions, and customer demand for the Company’s products. It is possible that significant changes in this estimate may occur in the future as market conditions change.

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

Consolidated Statement of Operations as a Percentage of Revenue

	Year ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of sales	76.0%	59.5%	55.6%

Gross margin	24.0%	40.5%	44.4%

Research and development	18.5%	19.2%	23.7%
Sales and marketing	18.9%	16.8%	24.2%
General and administrative	22.2%	18.9%	21.9%
Restructuring (benefit) charge	-	(0.4)%	1.8%

Loss from operations	(35.6)%	(14.0)%	(27.3)%

Interest income, net	0.0%	0.0%	0.2%
Other loss, net	(1.6)%	(3.1)%	(0.1)%

Loss before income tax	(37.2)%	(17.0)%	(27.2)%
Income tax provision	0.3%	0.3%	0.1%

Net loss	(37.4)%	(17.3)%	(27.3)%

Overview

During 2014 our communication networking revenues declined primarily due to buying patterns from one TEM customer and, to a lesser extent, a general slowdown in orders from our older product lines. Growth in our services revenues partially offset the revenue decline from communications and networking products. The revenue decline coupled with the revenue mix change had a negative impact on our gross margin percentage in 2014. Gross margin percentage was also decreased due to a significant increase in excess and obsolete inventory charges and, to a lesser extent, reduced utilization of the manufacturing facility.

On August 13, 2014, we raised approximately $3.3 million through a non-brokered private placement of common stock with a single investor. These funds were raised to expand our sales and marketing efforts associated with the introduction of penveu, to continue to support our services business and for other working capital needs for general corporate purposes. The initial sales cycle for penveu has been longer than anticipated as we have experienced long testing and approval processes before education customers make a decision to purchase penveu. Although we recorded only nominal revenue from penveu in the second half of 2014, we are actively engaged in approximately 40 trials in targeted districts and counties around the country. We expect that these efforts will begin to result in penveu sales increasing in 2015 as many of these trials or tests of penveu begin to convert to orders from, and deployments of penveu across, these customers.

Results of Operations

Revenues: Total revenues for the years ended December 31, 2014, 2013 and 2012 were $13.8 million, $15.6 million and $13.9 million, respectively. Revenues decreased by 12% in 2014 compared to 2013. This decrease was primarily attributable to our communications networking revenues, which decreased approximately 23% to $8.6 million in 2014 compared to approximately $11.1 million in 2013. This decrease was primarily due to a slowdown in orders from one customer as compared to its unusually high order volume in the first half of 2013 for an installation in China and, to a lesser extent, from a general slowdown in orders of products from our older product lines. This decrease was partially offset by an increase in our services revenues, which increased approximately 14% to $5.0 million in 2014 compared to approximately $4.3 million in 2013. This increase was primarily related to an increase in electronic contract manufacturing services revenue of approximately $1.0 million, partially offset by a decrease in repair, support and other services revenue of approximately $400,000. Approximately 53% of the increase in electronic contract manufacturing services revenue was due to a one-time conversion of cash deposits from one customer from deferred revenue into revenue as this customer ceased operations during the third quarter of 2014. We have no further obligations with respect to this customer. All other revenues increased to $249,000 in 2014 compared to $156,000 in 2013.

Revenues increased by 13% in 2013 compared to 2012. This increase was primarily attributable to our services revenues, which increased approximately 33% to $4.3 million in 2013 compared to approximately $3.2 million in 2012. This increase was primarily related to increased electronic contract manufacturing services revenue of approximately $1.8 million, partially offset by decreased electronic engineering design services revenue of approximately $850,000. Additionally, our communications networking revenues increased approximately 6% to $11.1 million in 2013 compared to $10.5 million in 2012. Approximately 60% of this increase was due to revenue from a product purchased by two telecommunications equipment manufacturers. However, in October 2013, we were notified by one of these customers that it has cancelled the project that was using our product. In addition, approximately 40% of this increase was due to revenue from a product purchased by a telecommunications equipment manufacturer who experienced a design win in China. These design wins typically are unpredictable in timing and not long in duration. This increased revenue was partially offset by a decrease of two communications networking products that are end-of-life, which led to reduced revenue from these products in 2013. All other revenues increased slightly to $156,000 in 2013 compared to $134,000 in 2012.

Gross Margin: Gross margin as a percentage of revenue for the years ended December 31, 2014, 2013 and 2012 was 24%, 40% and 44%, respectively. Approximately 50% of the decrease in gross margin percentage in 2014 compared to 2013 was due to a shift in product mix toward lower margin products and services. Additionally, approximately 38% of the decrease in gross margin percentage in 2014 compared to 2013 was due to an increase of $952,000 in excess and obsolete inventory charges, which was primarily due to decreased demand for our products from one electronic contract manufacturing services customer, because this customer ceased operations during the third quarter of 2014, and we were unable to mitigate all of this risk through other customers or sources. The remaining decrease in gross margin percentage in 2014 compared to 2013 was due to decreased utilization of our manufacturing facility. In future periods, as revenue from penveu begins to impact the business, we expect our margins to increase; ultimately resuming levels similar to those in 2012 and 2013.

The decrease in gross margin percentage in 2013 compared to 2012 was primarily due to a shift in product mix toward lower margin products and services, partially offset by increased utilization of our manufacturing facility.

Research and Development: Our investment in the development of new products through research and development was $2.6 million, $3.0 million and $3.3 million in 2014, 2013 and 2012, respectively. As a percentage of revenue, research and development expenses were 19%, 19% and 24% for 2014, 2013 and 2012, respectively. Research and development expenses decreased in 2014 compared to 2013 by $439,000. Approximately 62% of the decrease in research and development expense was due to a decrease in personnel-related expenses. In addition, variable project-related expenses decreased approximately 21% during the period. The consistency in research and development expense as a percentage of total revenue is due to revenue decreasing at a rate similar to research and development expense. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results and product development opportunities.

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

Sales and Marketing: Sales and marketing expenses were $2.6 million, $2.6 million and $3.4 million in 2014, 2013 and 2012, respectively. As a percentage of revenue, sales and marketing expenses were 19%, 17% and 24% for 2014, 2013 and 2012, respectively. Sales and marketing expenses decreased by $21,000 in 2014 compared to 2013. The increase in sales and marketing expense as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expense decreased as described above. We will continue to monitor the level of our investments in sales and marketing concurrently with actual revenue results.

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

General and Administrative: General and administrative expenses were $3.1 million, $2.9 million and $3.0 million in 2014, 2013 and 2012, respectively. As a percentage of revenue, general and administrative expenses were 22%, 19% and 22% in the years ended December 31, 2014, 2013 and 2012, respectively. General and administrative expenses increased by $115,000 in 2014 compared to 2013. The increase in general and administrative expense was primarily due to an increase in legal expenses. The increase in general and administrative expense as a percentage of total revenue was due to general and administrative expense increasing while revenue decreased as described above.

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

Interest Income, Net: Interest income earned on marketable securities, net of interest expense on debt, was $3,000, $7,000 and $25,000 in 2014, 2013 and 2012, respectively.

Other Loss, Net: Other loss, net was $216,000, $477,000 and $12,000 in 2014, 2013 and 2012, respectively. $189,000 of other loss, net in 2014 was related to an out-of-period adjustment related to the incorrect recording of realized losses on marketable securities over a number of years. See Note 1 – Out-of-Period Adjustment – in the notes to the consolidated financial statements for more information. Approximately $455,000 of other loss, net in 2013 was related to the adverse decision of the Labor Court of Boulogne-Billancourt, France on March 22, 2013 related to specific French employment indemnity claims and related payroll taxes of four former employees of our France domiciled subsidiary. See Note 11 – Contingencies – in the notes to the consolidated financial statements for more information.

Income Taxes: The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at December 31, 2014, 2013 and 2012. Approximately 82% of the income tax expense for 2014 was due to tax in foreign jurisdictions and the remaining was due to tax in domestic jurisdictions. Approximately 65% of the income tax expense for 2013 was due to tax in foreign jurisdictions and the remaining was due to tax in domestic jurisdictions. The income tax expense for 2012 was nearly equally due to tax in domestic and foreign jurisdictions.

Net Loss: We reported a net loss of approximately $5.2 million, $2.7 million and $3.8 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

New Product: On May 30, 2014 we started shipping penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays, making any flat surface, from pull down screens to HDTVs, an interactive display system.  Since the introduction of penveu, in order to keep ahead of the competition, the Company has continued to introduce new features and functionality to the product, based on feedback from customers and in response to changes in how content is delivered. Using embedded computer vision technology, penveu works with any device with a VGA connection and requires no software or driver installation, no particular operating system, and no periodic calibration. penveu is targeted primarily at the education market, and can be used effectively in the corporate training market as well as the enterprise market.  penveu is a new alternative to interactive whiteboards and other interactive technologies. Independent sources estimate that one million new interactive whiteboard systems were installed in 2013, and will grow to approximately $1.85 billion in revenue by 2018.  However, penveu also has the unique ability to turn the estimated over 50 million projectors and high number of large screen displays that are currently installed worldwide into interactive display devices.  The retail price of penveu is a fraction of the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu does not require the time and expense of installation.  penveu is being offered and sold through our website, other online distributors, resellers, retailers and catalogs. We recorded nominal revenue from penveu in the second half of 2014. However, we expect that the many trials or tests of penveu that are now ongoing will begin to convert to orders from, and deployments of penveu across, these customers, resulting in sales increasing in 2015.

Liquidity and Capital Resources

Consolidated Cash Flows

Cash and cash equivalents increased by $2.0 million for the year ended December 31, 2014 and decreased by $2.5 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. Cash flows are impacted by operating, investing and financing activities.

Operating Activities: Trends in cash flows from operating activities for 2014, 2013 and 2012 are generally similar to the trends in our earnings adjusted by the allowance for/(recovery of) doubtful accounts and returns, writedowns of excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation, loss on retirement of machinery and equipment and realized loss on marketable securities. Cash used in operating activities totaled $1.3 million compared to a net loss of $5.2 million for the year ended December 31, 2014. Cash used in operating activities totaled $2.1 million compared to a net loss of $2.7 million for the year ended December 31, 2013. Cash used in operating activities totaled $3.6 million compared to a net loss of $3.8 million for the year ended December 31, 2012. The allowance for doubtful accounts and returns decreased during 2014 compared to the same period in 2013, and increased during 2013 compared to the same period in 2012, as we experienced shifts in our customers’ risk profiles and payment trends. Writedowns of excess and obsolete inventories increased by $952,000 and $63,000 in 2014 and 2013, respectively. The increase in writedowns of excess and obsolete inventories in 2014 primarily related to reduced demand for our products related to one electronic contract manufacturing services customer, because this customer ceased operations during the third quarter of 2014, and we were unable to mitigate all of this risk through other customers or sources. Depreciation and amortization increased by $128,000 and decreased by $156,000 in 2014 and 2013, respectively. Approximately 73% of the increase in depreciation and amortization in 2014 related to our enhancements to our manufacturing equipment through a capital lease. The remaining increase in depreciation and amortization in 2014 was primarily related to our leasehold improvements. Approximately 60% of the decrease in depreciation and amortization in 2013 related to our Enterprise Performance Management software and approximately 30% of the decrease in depreciation and amortization in 2013 related to our manufacturing equipment. Amortization of stock-based compensation decreased by $209,000 and increased by $12,000 in 2014 and 2013, respectively. See Note 8 in the notes to the consolidated financial statements for more information on stock-based compensation.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities: Net cash provided by investing activities totaled $3,000 for the year ended December 31, 2014. Net cash used in investing activities totaled $402,000 and $790,000 for the years ended December 31, 2013 and 2012, respectively. Cash provided by or used in investing activities in each of the three years presented related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment during 2014 primarily related to enhancements to our manufacturing equipment through a capital lease and leasehold improvements to our Carrollton, Texas facility. The leasehold improvements to our facility have, for the most part, been reimbursed by our landlord as of December 31, 2014. Additions to property and equipment during 2013 primarily related to leasehold improvements made to the Company’s new corporate office and manufacturing facility and software and equipment purchases for penveu and for our manufacturing operations. Additions to property and equipment during 2012 primarily related to software and equipment purchases for penveu and for our manufacturing function. Purchases of marketable securities decreased by $728,000 for 2014 compared to 2013. Purchases of marketable securities increased by approximately $4.2 million for 2013 compared to 2012. Proceeds from the sale of marketable securities increased by approximately $1.1 million for 2014 compared to 2013. Proceeds from the sale of marketable securities increased by approximately $4.4 million for 2013 compared to 2012.

Financing Activities: Net cash provided by financing activities, consisting of proceeds from the private issuance of common stock of approximately $3.3 million and proceeds from the exercise of stock options of $27,000, totaled $3.4 million for the year ended December 31, 2014. Net cash provided by financing activities, related to proceeds from the exercise of stock options, totaled $26,000 and $835,000 for the years ended December 31, 2013 and 2012, respectively.

Commitments

At December 31, 2014, we had no material commitments to purchase capital assets; however, planned capital expenditures for 2015 are estimated at approximately $25,000, which primarily relates to enhancements to our manufacturing equipment and product development and engineering tools. Our significant obligations are future debt payments, operating leases on our facility and our phone system and a capital lease on our manufacturing equipment. In addition, at December 31, 2014, we had approximately $50,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2015.

The following table summarizes our future contractual obligations and payment commitments as of December 31, 2014 (in thousands):

Contractual Obligation	Payments due by period

	Total	<1 year	1 - 3 years	3 - 5 years	> 5 years
Short-term debt obligation (1,2)	$3,501	$3,501	$-	$-	$-
Operating lease obligations (3,4)	$4,685	$400	$836	$875	$2,574
Capital lease obligation (5)	$765	$226	$452	$87	$-
Total	$8,951	$4,127	$1,288	$962	$2,574

(1)

At December 31, 2014, we had borrowings of $3.5 million under a $5.0 million revolving credit facility with a bank. The revolving credit facility matures on December 19, 2016 and was secured throughout the term of the credit facility by marketable securities. Subsequent to December 31, 2014 and prior to the Company’s filing of this annual report, the outstanding balance on the credit facility was repaid. In addition, the Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender that would replace the existing credit facility.

(2)

We incurred interest expense on the borrowings from the revolving credit facility at a rate of London Interbank Offered Rate (“LIBOR”) plus 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2014, our interest rate on the borrowings from the revolving credit facility was 1.7%. We used the 1.7% rate to estimate interest expense during the period outstanding in 2015. The interest expense estimate is $1,304.

(3)	We lease our facility under a non-cancelable operating lease with the longest term extending to February 2025.

(4)	We lease our phone system under a non-cancelable operating lease extending to November 2017.

(5)	We lease certain manufacturing equipment under a capital lease extending to May 2018.

Other

Management believes that cash generated from operations, the funds raised in the private placement of common stock, and the success of various business initiatives, together with cash on hand, will be sufficient to meet our business liquidity needs for working capital, capital expenditures and debt service for the next twelve months. On August 13, 2014 we raised approximately $3.3 million in additional funds, through a private placement of shares of our common stock, that are being used in large part to expedite and expand marketing and product launch activities associated with the introduction of penveu, to continue to support the growth in our services business, for other working capital needs and for general corporate purposes. To the extent our actual operating results or other developments, including the marketing and product launch activities associated with the introduction of penveu, differ from our expectations, our liquidity could be adversely affected.

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance, initiate indebtedness, issue additional securities, or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for acquisitions, joint ventures or other business combinations. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Possible New Credit Facility

The Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender that would replace the existing credit facility, and which management believes would include terms and conditions that, on the whole, are more favorable to the Company than the existing credit facility. Nevertheless, we cannot give an assurance that the new agreement will be completed. If the agreement for a new revolving credit facility is not completed, management will continue to evaluate its options and enter into the bank lending relationship that is in the best interests of the Company and its shareholders.

Recently Issued Accounting Pronouncements

See Note 12 in the notes to the consolidated financial statements for more information regarding recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of approximately $4,000, $4,000 and $14,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of December 31, 2014 or 2013.

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

A hypothetical 50 basis point increase in interest rates would result in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2014. This potential change is based on sensitivity analyses performed on our marketable securities at December 31, 2014. Actual results may differ materially. The same hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2013.

We maintain a $5.0 million revolving bank credit facility that is scheduled to mature on December 19, 2016 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At both December 31, 2014 and December 31, 2013, the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility was subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would have increased annual interest expense on this credit facility by approximately $17,500. All borrowings under this facility were secured by marketable securities. Subsequent to December 31, 2014 and prior to the Company’s filing of this annual report, the outstanding balance on the credit facility was repaid. In addition, the Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender that would replace the existing credit facility, and which management believes would include terms and conditions that, on the whole, are more favorable to the Company than the existing credit facility.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a). “Exhibits and Financial Statement Schedules” below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report using the “Internal Control – Integrated Framework (2013)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding disclosure and that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

The Company has completed a transition to the new 2013 COSO framework by performing an assessment of our internal control over financial reporting and reviewing compliance with the 17 principles outlined by the 2013 COSO framework.  Compliance with the 2013 COSO framework was obtained through enhancing our control documentation, because all of the procedures that were added to our controls documentation were procedures already in place at the Company and have been and continue to be part of our day-to-day operations.

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, other than the change described in the preceding paragraph, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by COSO in “Internal Control – Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2014. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

See information regarding the directors and nominees for director under the heading “Election of Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2015, which is incorporated herein by reference.

Executive Officers

See information regarding the executive officers under the heading “Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2015, which is incorporated herein by reference.

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

Item 11. Executive Compensation.

See information regarding executive compensation under the heading “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2015, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See information regarding security ownership of certain beneficial owners and management under the headings “Principal Shareholders” and “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2015, which is incorporated herein by reference.

The following table sets forth information as of December 31, 2014 regarding the Company’s equity compensation plans:

	Number of securities in thousands to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities in thousands remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,783	$3.79	372
Equity Compensation plans not approved by security holders	-	-	-
Total	1,783	$3.79	372

See Note 8 of the accompanying notes to the consolidated financial statements for information regarding the Company’s shareholder-approved stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See information regarding certain relationships, related transactions and director independence under the headings “Election of Directors,” “Audit Committee,” “Nominating and Governance Committee,” “Executive Compensation,” and “Certain Related Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2015, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See information regarding principal accountant fees and services under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for the Year Ending December 31, 2015” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2015, which is incorporated herein by reference.

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

INTERPHASE CORPORATION

Date: March 26, 2015	By:	/s/ Gregory B. Kalush
Gregory B. Kalush
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2015.

Name	Title

/s/ Gregory B. Kalush	Chairman of the Board, Chief Executive Officer and President
Gregory B. Kalush	(Principal executive officer)

/s/ Thomas N. Tipton, Jr.	Chief Financial Officer, Secretary, Vice President of Finance and Treasurer
Thomas N. Tipton, Jr.	(Principal financial and accounting officer)

/s/ Mark D. Kemp	Director
Mark D. Kemp

/s/ Michael J. Myers	Director
Michael J. Myers

/s/ Kenneth V. Spenser	Director
Kenneth V. Spenser

/s/ Christopher B. Strunk	Director
Christopher B. Strunk

* All schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Interphase Corporation

We have audited the accompanying consolidated balance sheets of Interphase Corporation (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interphase Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 26, 2015

INTERPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$3,517	$1,478
Marketable securities	3,579	5,121
Trade accounts receivable, less allowances of $32 and $45, respectively	1,925	2,679
Inventories	2,136	3,332
Prepaid expenses and other current assets	528	1,041
Total current assets	11,685	13,651

Machinery and equipment	6,992	6,064
Leasehold improvements	587	380
Furniture and fixtures	159	425
	7,738	6,869
Less-accumulated depreciation and amortization	(6,174)	(6,552)
Total property and equipment, net	1,564	317

Capitalized software, net	32	96
Other assets	403	345
Total assets	$13,684	$14,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$1,273	$1,475
Deferred revenue	44	652
Accrued liabilities	1,540	1,513
Accrued compensation	103	231
Short term debt	3,500	-
Total current liabilities	6,460	3,871

Deferred lease obligations	1,215	16
Long term debt	-	3,500
Total liabilities	7,675	7,387

Commitments and contingencies

Shareholders' Equity
Common stock, $.10 par value; 100,000,000 shares authorized; 8,393,981 and 7,011,146 shares issued and outstanding, respectively	839	701
Additional paid in capital	50,157	46,442
Accumulated deficit	(44,355)	(39,196)
Cumulative other comprehensive loss	(632)	(925)
Total shareholders' equity	6,009	7,022
Total liabilities and shareholders' equity	$13,684	$14,409

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2014	2013	2012

Revenues:
Product	$8,820	$11,256	$10,609
Service	4,957	4,332	3,246
Total revenues	13,777	15,588	13,855
Cost of sales:
Product	5,598	6,000	5,382
Service	4,869	3,279	2,324
Total cost of sales	10,467	9,279	7,706

Gross margin	3,310	6,309	6,149

Research and development	2,553	2,992	3,290
Sales and marketing	2,604	2,625	3,358
General and administrative	3,061	2,946	3,034
Restructuring (benefit) charge	-	(67)	253
Total operating expenses	8,218	8,496	9,935

Loss from operations	(4,908)	(2,187)	(3,786)

Interest income, net	3	7	25
Other loss, net	(216)	(477)	(12)

Loss before income tax	(5,121)	(2,657)	(3,773)

Income tax provision	38	46	12

Net loss	$(5,159)	$(2,703)	$(3,785)

Net loss per share:
Basic	$(0.69)	$(0.39)	$(0.54)
Diluted	$(0.69)	$(0.39)	$(0.54)

Weighted average common shares	7,527	7,006	6,975
Weighted average common and dilutive shares	7,527	7,006	6,975

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years ended December 31,
	2014	2013	2012

Net loss	$(5,159)	$(2,703)	$(3,785)
Other comprehensive income (loss):
Foreign currency translation adjustment	83	(37)	(14)
Unrealized holding gain (loss) arising during period, net of tax	7	(3)	1
Realized loss on marketable securities	203	-	-
Other comprehensive income (loss):	293	(40)	(13)
Comprehensive loss	$(4,866)	$(2,743)	$(3,798)

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Cumulative
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2011	6,895	$690	$44,232	$(32,708)	$(872)	$11,342
Option exercises	177	17	818	-	-	835
Stock forfeited under restricted stock plan, net of stock issued	(66)	(6)	6	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	674	-	-	674
Foreign currency translation	-	-	-	-	(14)	(14)
Unrealized holding period gain	-	-	-	-	1	1

Net loss	-	-	-	(3,785)	-	(3,785)

Balance at December 31, 2012	7,006	$701	$45,730	$(36,493)	$(885)	$9,053
Option exercises	15	1	25	-	-	26
Stock forfeited under restricted stock plan, net of stock issued	(10)	(1)	1	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	686	-	-	686
Foreign currency translation	-	-	-	-	(37)	(37)
Unrealized holding period loss	-	-	-	-	(3)	(3)

Net loss	-	-	-	(2,703)	-	(2,703)

Balance at December 31, 2013	7,011	$701	$46,442	$(39,196)	$(925)	$7,022
Issuance of common stock	1,367	137	3,212	-	-	3,349
Option exercises	18	1	26	-	-	27
Stock forfeited under restricted stock plan, net of stock issued	(2)	-	-	-	-	-
Amortization of restricted stock and stock option plan compensation	-	-	477	-	-	477
Foreign currency translation	-	-	-	-	83	83
Unrealized holding period gain	-	-	-	-	7	7
Realized loss on marketable securities	-	-	-	-	203	203

Net loss	-	-	-	(5,159)	-	(5,159)

Balance at December 31, 2014	8,394	$839	$50,157	$(44,355)	$(632)	$6,009

The accompanying notes are an integral part of these consolidated financial statements.

INTERPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(5,159)	$(2,703)	$(3,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for/(recovery of) doubtful accounts and returns	4	19	(4)
Writedowns of excess and obsolete inventories	1,072	120	57
Depreciation and amortization	349	221	377
Amortization of stock-based compensation	477	686	674
Loss on retirement of machinery and equipment	14	8	-
Realized loss on marketable securities	203	-	-
Change in assets and liabilities:
Trade accounts receivable	750	83	221
Inventories	124	(1,233)	(720)
Prepaid expenses and other current assets	467	(677)	66
Other assets	(65)	174	(77)
Accounts payable, deferred revenue and accrued liabilities	(644)	1,294	(120)
Accrued compensation	(128)	10	(172)
Deferred lease obligations	1,199	(87)	(77)
Net cash used in operating activities	(1,337)	(2,085)	(3,560)

Cash flows from investing activities:
Purchase of property and equipment	(1,536)	(120)	(165)
Purchase of capitalized software	(10)	(14)	(127)
Proceeds from the sale of marketable securities	15,759	14,670	10,248
Purchases of marketable securities	(14,210)	(14,938)	(10,746)
Net cash provided by (used in) investing activities	3	(402)	(790)

Cash flows from financing activities:
Borrowings under credit facility	14,000	14,000	14,000
Payments on credit facility	(14,000)	(14,000)	(14,000)
Proceeds from the issuance of common stock	3,349	-	-
Proceeds from the exercise of stock options	27	26	835
Net cash provided by financing activities	3,376	26	835

Effect of exchange rate changes on cash and cash equivalents	(3)	(10)	(6)

Net increase (decrease) in cash and cash equivalents	2,039	(2,471)	(3,521)
Cash and cash equivalents at beginning of year	1,478	3,949	7,470
Cash and cash equivalents at end of year	$3,517	$1,478	$3,949

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$19	$12	$10
Interest paid	$6	$7	$7

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

Embedded solutions include communications networking products for connectivity, interworking and packet processing. Clients for this product line include Alcatel-Lucent, GENBAND, Hewlett Packard, Nokia Solutions and Networks and Samsung.

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

Out-of-Period Adjustment: During the fourth quarter of 2014, the Company recorded an out-of-period adjustment that affected the consolidated results of operations for the year ended December 31, 2014. The adjustment was identified while preparing to liquidate the Company’s marketable securities and related to incorrectly not recording realized losses and not reclassifying such losses out of cumulative other comprehensive loss as marketable securities were sold. The impact of this adjustment resulted in an increase of $189,000 to net loss for the year ended December 31, 2014. Management evaluated the effect of the adjustment on the Company’s financial statements under the provisions of the SEC’s Staff Accounting Bulletins No. 108 and No. 99 and concluded that it was immaterial to the current year and prior years’ financial statements.

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

Liquidity and Capital Resources: The Company believes that cash generated from operations, the funds raised in the private placement of common stock, and the success of various business initiatives, together with cash on hand, will be sufficient to meet the Company’s business liquidity needs for working capital, capital expenditures and debt service for the next twelve months.  On August 13, 2014 the Company raised approximately $3.3 million in additional funds, through a private placement of shares of Interphase common stock, that are being used in large part to expedite and expand marketing and product launch activities associated with the introduction of penveu, to continue to support the growth in the Company’s services business, for other working capital needs and for general corporate purposes.  To the extent the Company’s actual operating results or other developments, including the marketing and product launch activities associated with the introduction of penveu, differ from its expectations, the Company’s liquidity could be adversely affected.

The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, the Company’s capital expenditure requirements and estimated future operating cash flows.  As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital, refinance, initiate indebtedness, issue additional securities, or take a combination of such steps to manage the Company’s liquidity and capital resources.  In the normal course of business, the Company may review opportunities for acquisitions, joint ventures or other business combinations.  In the event of any such transaction, the Company may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

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

Marketable Securities: The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets on the balance sheet. Earnings from debt securities are calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented are included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method and are reclassified from other comprehensive income (loss) to other loss, net, included in the statement of operations. Marketable securities were used to secure the Company’s credit facility.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of December 31, 2014, the fair market value of marketable securities was approximately $3.6 million, all of which matures in one year or less. As of December 31, 2013, the fair market value of marketable securities was approximately $5.1 million, of which approximately $4.6 million matures in one year or less, and approximately $500,000 matures after one year, but less than five years.

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2014			December 31, 2013
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized (Loss) Gain	Fair Value
Asset Backed	Level 2	$96	$7	$103	$460	$(4)	$456
Corporate Bonds	Level 2	76	-	76	164	1	165
US Treasuries	Level 2	3,400	-	3,400	4,500	-	4,500
Total		$3,572	$7	$3,579	$5,124	$(3)	$5,121

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

The activity in this account was as follows (in thousands):

	Balance at			Balance
	Beginning	Charged to		at End
Year Ended December 31:	of Period	Expense	Recoveries	of Period
2014	$17	$13	$(17)	$13
2013	$17	$13	$(13)	$17
2012	$18	$1	$(2)	$17

Allowance for Returns: The Company maintains an allowance for returns, based upon expected return rates, when such return rates are estimable. The estimates of expected return rates are generally based upon historical returns experience. Changes in return rates could impact allowance for return estimates. As of December 31, 2014, 2013 and 2012, the allowance for returns was $19,000, $28,000 and $22,000, respectively, and presented as a reduction to accounts receivable.

Inventories: Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis (in thousands):

	Years ended December 31,
	2014	2013
Raw Materials	$1,510	$2,108
Work-in-Process	467	903
Finished Goods	159	321
Total	$2,136	$3,332

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. Writedowns in 2014, 2013 and 2012 were approximately $1.1 million, $120,000 and $57,000, respectively. Approximately 87% of the writedown in 2014 was due to decreased demand for the Company’s products from one electronic contract manufacturing services customer as this customer ceased operations during the third quarter of 2014, and the Company was unable to mitigate all of this risk through other customers or sources.

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

Year ended December 31:	Depreciation Expense
2014	$284
2013	$129
2012	$200

The depreciable lives of property and equipment are as follows:

Machinery and equipment (years)	3	-	5
Leasehold improvements		Term of the respective leases
Furniture and fixtures (years)	3	-	10

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

Year ended December 31:	Amortization Expense	Accumulated Amortization
2014	$65	$3,560
2013	$92	$3,495
2012	$177	$3,401

Long-Lived Assets: Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs. There was no such writedown during 2014, 2013 or 2012.

Revenue Recognition: Product revenues, other than penveu, and electronic manufacturing services revenues are recognized in accordance with shipping terms, which is typically upon shipment, provided fees are fixed and determinable, a customer purchase order is obtained (when applicable), and collection is probable. penveu product revenues are recognized after the return period has expired, which is typically 30 days. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenues. Service revenue, other than electronic manufacturing services revenue, is recognized as the services are performed. Deferred revenue consists primarily of service revenue not yet performed.

The Company’s engineering design services are typically provided on a fixed-fee basis. The revenues for such longer duration projects that require significant customization and integration have typically been recognized using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management used historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within the Company’s control. If the Company is unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed. The Company had unbilled receivables of $2,000 and $46,000 included in trade accounts receivable on the Company’s balance sheet at December 31, 2014 and 2013, respectively.

Warranty Reserve: The Company offers to its customers a limited warranty that its products will be free from defect in the materials and workmanship for a specified period. The Company has established a warranty reserve of $27,000 and $20,000 at December 31, 2014 and 2013, respectively, as a component of accrued liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.

Research and Development: Research and development costs are charged to expense as incurred.

Interest Income, Net: Interest income from investments in securities and cash balances was $7,000, $12,000 and $34,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense related to the Company’s credit facility was $4,000, $5,000 and $9,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Expense: Advertising costs are charged to expense as incurred. Advertising expense was $22,000, $1,000 and $9,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) is presented on the Consolidated Statements of Comprehensive Loss and is comprised of unrealized gains and losses excluded from the Consolidated Statements of Operations and an out-of-period adjustment, as previously described. The unrealized gains and losses consist of holding period gains and losses related to marketable securities, net of income taxes, and foreign currency translation, which are not adjusted for income taxes since they relate to indefinite investments in a non-U.S. subsidiary.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2014	2013

Foreign research and development tax credit	$337	$381
Prepaid insurance	79	75
Prepaid maintenance contracts	21	59
Prepaid inventory	-	415
Prepaid rent	-	38
Prepaid other	91	73
Total prepaid expenses and other current assets	$528	$1,041

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013

Reserve for uncertain tax positions	$810	$885
Deferred lease obligations	276	-
French litigation payroll taxes	159	180
Property taxes	83	59
Legal	74	47
Warranty reserve	27	20
Inventory receipts	1	174
Accrued other	110	148
Total accrued liabilites	$1,540	$1,513

4. CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility that is scheduled to mature on December 19, 2016. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At both December 31, 2014 and December 31, 2013, the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility was subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility were secured by marketable securities. The outstanding balance of $3.5 million as of December 31, 2014 and 2013 was classified as short-term debt and long-term debt, respectively, on the Company’s consolidated balance sheets. Subsequent to December 31, 2014 and prior to the Company’s filing of the consolidated financial statements, the outstanding balance on the credit facility was repaid using approximately $3.4 million of funds generated by the liquidation of marketable securities and approximately $100,000 of cash from the Company’s operating account. In addition, the Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender that would replace the existing credit facility, and which management believes would include terms and conditions that, on the whole, are more favorable to the Company than the existing credit facility.

5. INCOME TAXES

The provision for income taxes applicable to operations for each period presented was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012

United States tax provision	$7	$16	$7
Foreign tax provision	31	30	5
Total income tax provision	$38	$46	$12

The tax effect of temporary differences that give rise to significant components of the deferred tax assets as of December 31, 2014 and 2013, are presented as follows (in thousands):

	Year ended December 31,
	2014	2013
Current deferred tax assets:

Inventories	$279	$325
Trade accounts receivable	11	6
Deferred revenue	15	325
Other accruals	827	605
Total current deferred tax assets	$1,132	$1,261

Noncurrent deferred tax assets:
Depreciation	$161	$239
Other	417	377
Net operating loss carryforwards	17,934	16,323
Total noncurrent deferred tax assets	$18,512	$16,939

Valuation allowance for deferred tax assets	(19,644)	(18,200)
Deferred tax assets, net of valuation allowance	$-	$-

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

Concluding that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company continues to maintain a valuation allowance on all of the net deferred tax assets at December 31, 2014 because management believes, after considering all available objective evidence, that the realization of the assets is not reasonably assured. Until an appropriate level of profitability is sustained, the Company expects to record a full valuation allowance on future tax benefits, except for those that may be generated in foreign jurisdictions.

The differences between the actual income tax provision and the amount computed by applying the statutory federal tax rate to the loss before income tax shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Income tax benefit at statutory rate	$(1,465)	$(903)	$(1,283)
State provision	28	4	2
French permanent items	-	117	(84)
Foreign income inclusion	1	(7)	(5)
Adjustment to deferred tax assets	32	40	(66)
Other	(2)	10	(11)
Change in valuation allowance	1,444	785	1,459
Income tax provision	$38	$46	$12

At December 31, 2014, the Company had approximately $52.6 million of federal net operating loss carryforwards, the earliest of which does not expire until 2022. The federal net operating loss includes $3.6 million related to non-qualified stock option deductions. The Company also had state net operating losses of $3.8 million. The valuation allowance recorded on the portion of net operating losses related to stock options will reverse as a credit to shareholders’ equity once management believes that these losses are more likely than not to be realized. At December 31, 2014, the Company’s French subsidiary has a net research and development tax credit, generated in 2010, of $337,000, classified as a current asset on the Company’s consolidated balance sheet. The Company expects to receive the refund for the research and development tax credit generated for the year ended December 31, 2010 in 2015 or to utilize it to offset future tax payments in advance of the refund. The Company no longer generates tax credits from French research and development activities as a result of the closure of its French operations at the end of 2010.

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

At both December 31, 2014 and 2013, the Company had an uncertain U.S. tax position of approximately $80,000 related to foreign operations. Due to the net operating loss position in the U.S., the Company would not incur tax, interest or penalty currently or in the near future. As such, no expense was recorded on the income statement and there is no impact on the Company’s effective tax rate. The Company does not anticipate any event in the next twelve months that would cause a change to this position. The Company will recognize any penalties and interest when necessary as tax expense. The U.S. federal returns for the years ending December 31, 2011 and after are open for IRS examination. The Company’s operations during the year ended December 31, 2002 generated a loss and the 2002 net operating loss (“NOL”) is still being used by the Company. The IRS may audit up to the NOL amount generated during the year ended December 31, 2002 until the statute of limitations expiration on open tax years.

The Company is also subject to income tax in France. At December 31, 2014, the Company had an uncertain tax position of $810,000, of which $673,000 is related to a potential liability, $113,000 is related to possible interest, and $24,000 is related to a potential penalty. At December 31, 2013, the Company had an uncertain tax position of $885,000, of which $756,000 is related to a potential liability, $102,000 is related to possible interest, and $27,000 is related to a potential penalty. The uncertain tax position in France, related to research and development tax credits taken in prior years, is expected to have a favorable impact in the amount of $810,000, resulting in a favorable impact on the effective tax rate. The Company is under a tax audit in France related to the years ended December 31, 2009, 2010, and 2011; however, it does not anticipate any event, other than the results of this tax audit, in the next twelve months that would cause a change to this position. The Company has not yet received a tax bill nor has it been provided any other information that would cause a change to this tax position. As a result of the tax audit, the French income tax returns for the years ended December 31, 2009 and subsequent remain open for examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefit
Balance as of January 1, 2013	$820
Additions based on tax positions - previous years	32
Effect of exchange rate changes	33
Balance as of December 31, 2013	885

Additions based on tax positions - previous years	31
Effect of exchange rate changes	(106)
Balance as of December 31, 2014	$810

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

Earnings per share are calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2014	2013	2012
Basic loss per share:
Net loss	$(5,159)	$(2,703)	$(3,785)
Weighted average common shares outstanding	7,527	7,006	6,975
Basic loss per share	$(0.69)	$(0.39)	$(0.54)

Diluted loss per share:
Net loss	$(5,159)	$(2,703)	$(3,785)
Weighted average common shares outstanding	7,527	7,006	6,975
Dilutive stock options and restricted stock	-	-	-
Weighted average common shares outstanding – assuming dilution	7,527	7,006	6,975

Diluted loss per share	$(0.69)	$(0.39)	$(0.54)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	362	686	750

8. COMMON STOCK

2014 Long-Term Stock Incentive Plan: The Interphase Corporation 2014 Long-Term Stock Incentive Plan has been adopted by the Company’s Board of Directors and approved by its shareholders. Awards granted subsequent to May 5, 2014 have been made under this plan. All other awards granted before May 5, 2014 were made under the Interphase Corporation 2004 Long-Term Stock Incentive Plan, which expired on May 5, 2014 (so that no new awards could be made or granted under the Interphase Corporation 2004 Long-Term Stock Incentive Plan). The total amount of Common Stock with respect to which awards may be granted under the current (2014) Plan is 400,000 shares.

2004 Long-Term Stock Incentive Plan: The Interphase Corporation Amended and Restated Stock Option Plan and the Interphase Corporation Directors Stock Option Plan were collectively amended and restated as the “Interphase Corporation 2004 Long-Term Stock Incentive Plan,” effective May 5, 2004. That plan permitted awards to be granted as (a) incentive stock options, (b) non-qualified stock options, (c) bonus stock awards, (d) stock appreciation rights, (e) performance share awards and performance unit awards, (f) phantom stock awards, and (g) any other type of award established by the Compensation Committee which is consistent with the Plan’s purposes, as designated at the time of grant. The Company issues new shares upon exercise of stock options.

Stock Options: During 2014, the Company issued 8,000 stock options that vest over a three year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.00. During 2013, the Company issued 49,000 stock options that vest over a four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.33. During 2012, the Company issued 194,500 stock options that vest over a one to four year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $4.56. Compensation expense related to these stock options was $179,000, $344,000 and $392,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, the Company also issued 136,000 stock options with performance-based vesting conditions for the years ending December 31, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in March 2015, 2016, and 2017, respectively. The weighted average exercise price of these stock options is $5.49. During 2013, the Company issued 542,500 stock options with performance-based vesting conditions for the years ending December 31, 2014, 2015, 2016, and 2017, the achievement of which would result in pro rata vesting per year in March 2015, 2016, 2017, and 2018, respectively. The weighted average exercise price of these stock options is $4.67. During 2012, the Company issued 900,500 stock options with performance-based vesting conditions for the years ending December 31, 2012, 2013, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in March 2013, 2014, 2015, 2016, and 2017, respectively. The weighted average exercise price of these stock options is $3.80. All stock options with performance-based conditions expire ten years from the date of grant. Of the stock options outstanding at December 31, 2014, approximately 1,074,450 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 89,000 of these stock options were deemed probable as of December 31, 2014. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $239,000, $239,000 and $147,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The performance conditions related to the remaining stock options were not deemed probable; therefore, no compensation expense related to these options has been recorded.

As of December 31, 2014, there were 1,166,200 unvested options expected to vest over a weighted-average period of 8.3 years. As of December 31, 2013, there were 1,586,076 unvested options expected to vest over a weighted-average period of 8.9 years.

The following table summarizes the combined stock option activity under all of the plans (in thousands, except option prices):

	Number of Options	Weighted Average Option Price	Aggregate Intrinsic Value
Balance, December 31, 2011	1,332	4.21	$1,724

Granted	1,095	3.94
Exercised	(177)	4.71
Canceled	(197)	3.79
Balance, December 31, 2012	2,053	4.06	448

Granted	592	4.64
Exercised	(15)	1.71
Canceled	(443)	4.69
Balance, December 31, 2013	2,187	4.11	1,455

Granted	144	5.41
Exercised	(18)	1.51
Canceled	(530)	5.62
Balance, December 31, 2014	1,783	3.79	200

Exercisable at December 31, 2014	617	$2.88	$179

The following table summarizes information about options granted under the plans that were outstanding at December 31, 2014 (in thousands, except option prices):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/14	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/14	Weighted Average Exercise Price
$1.36	-	$4.18	800	6.93	$2.43	431	$1.97
$4.19	-	$6.61	983	8.29	4.89	186	4.99
	Total		1,783	7.68	$3.79	617	$2.88

Option Valuation: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	2014			2013			2012
Risk free interest rate range	2.63	-	2.70%	1.86	-	2.88%	1.53	-	2.26%
Weighted average life (in years)		10			10			10
Weighted average volatility		65.47%			66.81%			66.10%
Volatility range	65.30	-	66.18%	66.10	-	66.93%	65.81	-	66.34%
Expected dividend yield		-			-			-
Weighted average grant-date fair value per share of options granted		$4.06			$3.48			$2.87

Restricted Stock: Each of the Interphase Corporation 2014 Long-Term Stock Incentive Plan and the Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to its directors and certain employees at no cost to the recipient. The total amount of restricted stock with respect to which awards may be granted under the current (2014) Plan is 75,000 shares. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to six years, and in some cases vesting is subject to the achievement of certain performance conditions. During 2014 and 2013, the Company issued no restricted stock shares. During 2012, the Company issued 9,000 restricted stock shares at a market price of $5.72. Upon issuance of restricted stock under the plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to restricted stock was $59,000, $103,000 and $135,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $61,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of 0.2 years. As of December 31, 2013, there was $124,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense was expected to be recognized over a weighted-average period of 1.2 years.

The following summarizes the restricted stock activity for 2014 and 2013 (in thousands, except weighted average grant date value):

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2012	112	$3.17
Granted	-	-
Vested	(40)	3.08
Cancelled/Forfeited	(10)	3.35
Nonvested restricted stock at December 31, 2013	62	3.21

Granted	-	-
Vested	(31)	3.21
Cancelled/Forfeited	(2)	1.82
Nonvested restricted stock at December 31, 2014	29	$3.29

9. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014, 2013 and 2012, the Company had no related party transactions.

10. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan for those employees who meet the plan’s length of service requirements. Under the defined contribution plan, employees may make voluntary contributions to the plan, subject to certain limitations, and, through July 6, 2012, the Company matched 50% up to 6% of the employee’s contributions, up to a maximum of $7,500 per employee for the year ended December 31, 2012. Subsequent to July 6, 2012, the Company suspended its match of any United States employee’s contributions. The total expense under this plan was $43,000, $43,000 and $130,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company offers no post-retirement or post-employment benefits to its employees generally.

11. OTHER FINANCIAL INFORMATION

Major Customers: During 2014, sales to Nokia Solutions and Networks, E4D Technologies LLC, and Alcatel-Lucent were $3.3 million (or 24%), $2.3 million (or 17%), and $1.4 million (or 10%), respectively, of the Company’s consolidated revenues. During 2013, sales to Nokia Solutions and Networks and Alcatel-Lucent were $3.5 million (or 23%) and $3.3 million (or 21%), respectively, of the Company’s consolidated revenues. During 2012, sales to Alcatel-Lucent and Nokia Siemens Networks were $3.8 million (or 27%) and $1.9 million (or 13%), respectively, of the Company’s consolidated revenues. No other customers individually accounted for more than 10% of the Company’s consolidated revenues in the periods presented.

Included in accounts receivable at December 31, 2014, was $760,000, $266,000, $251,000, and $199,000 due from Nokia Solutions and Networks, Sanmina-SCI Corporation, Unicom Engineering, Inc., and Hewlett Packard, respectively. Included in accounts receivable at December 31, 2013, was $809,000, $491,000, and $404,000 due from Alcatel-Lucent, E4D Technologies LLC, and Nokia Solutions and Networks, respectively. No other customers individually accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented.

Commitments: The Company leases its facility under a non-cancelable operating lease extending to February 2025 and its phone system under a non-cancelable operating lease extending to November 2017. Certain of the leases contain escalation clauses over their respective terms. Rent expense related to these leases is recorded on a straight-line basis with the difference between rent expense recognized and cash payments made recorded as deferred rent, a component of accrued liabilities and deferred lease obligations in the accompanying consolidated balance sheets. In addition, the Company leases certain manufacturing equipment under a capital lease extending to May 2018.

As of December 31, 2014, lease commitments having non-cancelable terms of more than one year are as follows (in thousands):

Year ending December 31:
2015	$626
2016	$626
2017	$662
2018	$525
Thereafter	$3,011

Total rent expense for leases was as follows (in thousands):

Year ending December 31:
2014	$466
2013	$572
2012	$580

As of December 31, 2014, the Company had approximately $50,000 of non-cancelable purchase commitments for inventory as part of the normal course of business.

Contingencies: Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The current statement of claim, for the remaining two former employees, is for an aggregate payment of approximately €144,000 (which translated to approximately $175,000 at December 31, 2014). The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims of four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. All payments related to these claims, excluding payroll taxes, have been paid. In addition, one of these four Plaintiffs brought a case before the Labor Court of Boulogne-Billancourt again claiming €5,700 (which translated to approximately $7,000 at December 31, 2014) of paid holiday indemnity and procedure costs attached to the non-compete indemnity. The Conciliation hearing before the Labor Court of Boulogne-Billancourt took place on December 15, 2014. The parties refused to conciliate; therefore, the case is scheduled to be heard at a regular judgment hearing before the Labor Court of Boulogne-Billancourt on October 8, 2015. Fourteen other former employees also filed an appeal, and the hearing before the Court of Appeal of Versailles took place on October 8, 2014. By judgments rendered on November 19, 2014, the Court of Appeals of Versailles confirmed the Labor Court of Boulogne-Billancourt’s decisions and rejected all the claims of the Plaintiffs, ruling that the redundancy procedure was regular and that redundancies were based on valid reasons. The Court of Appeals also confirmed the Labor Court’s decision which ruled in the favor of one Plaintiff regarding his claim based on non-competition indemnity. The fifteen plaintiffs had two months from reception of the notification of the Court of Appeal’s decisions to challenge these decisions before the French Supreme Court (“Cour de cassation,” the final stage of appeal). None of the fifteen plaintiffs filed an appeal before the French Supreme Court.

On May 22, 2012, a hearing was conducted before the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees with non-executive status. On July 31, 2012, the Court reported that the four judges’ votes were split; therefore, the Labor Court decided to join this case to the cases of the other twenty-three former employees described above in order to be heard again at the same hearing. Therefore, this case was heard again at the hearing on January 25, 2013 before the Labor Court. On March 22, 2013, the Labor Court rejected this former employee's claims. This former employee is one of the fourteen other former employees who filed an appeal before the Court of Appeal of Versailles, and whose claims were rejected, as described in the preceding paragraph.

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Geographic long lived assets, determined by physical location, are all located in North America as of December 31, 2014 and 2013. Revenue, determined by location of the customer, related to North America and foreign regions for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

Revenues	2014	2013	2012
North America	$7,700	$8,317	$7,947
Pacific Rim	4,962	4,861	3,340
Europe	1,115	2,410	2,568
Total	$13,777	$15,588	$13,855

Additional information regarding revenues by product-line is as follows (in thousands):

Product and Service Revenues	2014	2013	2012
Communications networking	$8,571	$11,100	$10,475
Services	4,957	4,332	3,246
Other	249	156	134
Total	$13,777	$15,588	$13,855

14. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly results of operations for 2014 (unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$3,433	$3,262	$4,212	$2,870
Gross margin	1,074	919	1,308	9
Loss before income tax	(1,008)	(1,113)	(845)	(2,155)
Net loss	(1,016)	(1,128)	(853)	(2,162)
Net loss per share:
Basic EPS	$(0.14)	$(0.16)	$(0.11)	$(0.26)

Diluted EPS	$(0.14)	$(0.16)	$(0.11)	$(0.26)

Quarterly results of operations for 2013 (unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$3,280	$3,818	$4,168	$4,322
Gross margin	1,270	1,395	1,985	1,659
(Loss) income before income tax	(1,398)	(887)	89	(461)
Net (loss) income	(1,410)	(895)	76	(474)
Net (loss) income per share:
Basic EPS	$(0.20)	$(0.13)	$0.01	$(0.07)

Diluted EPS	$(0.20)	$(0.13)	$0.01	$(0.07)

Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted income (loss) per common share for the applicable year.

INDEX TO EXHIBITS

Exhibits

3 (a)	Certificate of Incorporation of the registrant and all amendments. (6)
3 (b)	Amended and Restated Bylaws of the registrant. (1)
10 (a)	Lease on Facility at 4240 International Parkway, Carrollton, Texas. (9)
10 (e)	Note and Credit Agreement between Interphase Corporation and Texas Capital Bank. (2)
10 (f)	First Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (3)
10 (g)	Second Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (8)
10 (h)	Third Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (8)
10 (i)	Fourth Amendment to Loan Agreement between Interphase Corporation and Texas Capital Bank. (11)
10 (j)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Gregory B. Kalush, dated December 30, 2008. *(4)
10 (k)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Thomas N. Tipton, Jr. dated March 18, 2013. *(8)
10 (l)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Randall E. McComas, dated December 30, 2008. *(4)
10 (m)	Amended and Restated Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated December 30, 2008. *(4)
10 (n)	Employment, Confidentiality, and Non-Competition Agreement with Yoram Solomon, dated November 17, 2008. *(5)
10 (o)	Employment, Confidentiality, and Non-Competition Agreement with Scott Chang, dated July 7, 2014. *(12)
10 (p)	Interphase Corporation 2014 Long-Term Stock Incentive Plan. *(10)
10 (q)	Form of Indemnification Agreement with directors and officers of the registrant. *(7)
10 (r)	Common Stock Purchase Agreement dated as of August 13, 2014, by and between Interphase Corporation and Hodges Small Cap Fund. (13)
10 (s)	Registration Rights Agreement dated as of August 13, 2014, by and between Interphase Corporation and Hodges Small Cap Fund. (13)
21 (a)	Subsidiaries of the Registrant. (14)
23 (a)	Consent of Independent Registered Public Accounting Firm. (14)
31 (a)	Rule 13a-14(a)/15d-14(a) Certification. (14)
31 (b)	Rule 13a-14(a)/15d-14(a) Certification. (14)
32 (a)	Section 1350 Certification. (14)
32 (b)	Section 1350 Certification. (14)
101.INS	XBRL Instance Document. (14)
101.SCH	XBRL Taxonomy Extension Schema Document. (14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (14)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (14)

E-1

(1)	Filed as an exhibit to Form 8-K on July 31, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K on December 24, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
(4)	Filed as an exhibit to Form 8-K on December 31, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Form 8-K on November 17, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
(7)	Filed as an exhibit to Form 8-K on November 1, 2011, and incorporated herein by reference.
(8)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference
(9)	Filed as an exhibit to Form 8-K on September 6, 2013, and incorporated herein by reference.
(10)	Filed as an exhibit to Schedule 14A on April 4, 2014, and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K on May 22, 2014, and incorporated herein by reference.
(12)	Filed as an exhibit to Form 8-K on July 9, 2014, and incorporated herein by reference.
(13)	Filed as an exhibit to Form 8-K on August 12, 2014, and incorporated herein by reference.
(14)	Filed herewith.

* Management contract or compensatory plan or arrangement.

E-2