Form 10-Q
period 2015-03-31
INTERPHASE CORP
filed 2015-05-07
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, shares of common stock outstanding totaled 8,393,981.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,295	$3,517
Marketable securities	-	3,579
Trade accounts receivable, less allowances of $10 and $32, respectively	1,767	1,925
Inventories	2,148	2,136
Prepaid expenses and other current assets	566	528
Total current assets	6,776	11,685

Machinery and equipment	6,999	6,992
Leasehold improvements	591	587
Furniture and fixtures	152	159
	7,742	7,738
Less-accumulated depreciation and amortization	(6,257)	(6,174)
Total property and equipment, net	1,485	1,564

Capitalized software, net	24	32
Other assets	423	403
Total assets	$8,708	$13,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,197	$1,273
Deferred revenue	115	44
Accrued liabilities	1,340	1,540
Accrued compensation	180	103
Short-term debt	-	3,500
Total current liabilities	2,832	6,460

Deferred lease obligations	1,142	1,215
Total liabilities	3,974	7,675

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 8,393,981 and 8,393,981 shares issued and outstanding, respectively	839	839
Additional paid in capital	50,321	50,157
Accumulated deficit	(45,864)	(44,355)
Cumulative other comprehensive loss	(562)	(632)
Total shareholders' equity	4,734	6,009
Total liabilities and shareholders' equity	$8,708	$13,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues:
Product	$1,579	$1,786
Service	500	1,647
Total revenues	2,079	3,433
Cost of sales:
Product	1,121	907
Service	331	1,452
Total cost of sales	1,452	2,359
Gross margin	627	1,074

Research and development	654	606
Sales and marketing	704	625
General and administrative	752	850
Total operating expenses	2,110	2,081
Loss from operations	(1,483)	(1,007)

Other loss, net	(17)	(1)
Loss before income tax	(1,500)	(1,008)

Income tax provision	9	8
Net loss	$(1,509)	$(1,016)

Net loss per share:
Basic	$(0.18)	$(0.14)
Diluted	$(0.18)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(1,509)	$(1,016)
Other comprehensive income (loss):
Foreign currency translation adjustment	71	(1)
Realized gain on marketable securities	(1)	-
Other comprehensive income (loss)	70	(1)
Comprehensive loss	$(1,439)	$(1,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,509)	$(1,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and returns	(21)	14
Writedowns of excess and obsolete inventories	7	14
Depreciation and amortization	92	58
Amortization of stock-based compensation	164	123
Loss on retirement of machinery and equipment	-	14
Realized gain on marketable securities	(1)	-
Change in assets and liabilities:
Trade accounts receivable	179	293
Inventories	(19)	(251)
Prepaid expenses and other current assets	(74)	(597)
Other assets	(27)	(54)
Accounts payable, deferred revenue and accrued liabilities	(92)	123
Accrued compensation	77	(58)
Deferred lease obligations	(73)	568
Net cash used in operating activities	(1,297)	(769)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(646)
Purchases of capitalized software	-	(1)
Proceeds from the sale of marketable securities	3,579	4,514
Purchases of marketable securities	-	(4,010)
Net cash provided by (used in) investing activities	3,575	(143)

Cash flows from financing activities:
Borrowings under credit facility	-	3,500
Payments on credit facility	(3,500)	(3,500)
Net cash used in financing activities	(3,500)	-

Effect of exchange rate changes on cash and cash equivalents	-	(1)

Net decrease in cash and cash equivalents	(1,222)	(913)
Cash and cash equivalents at beginning of period	3,517	1,478
Cash and cash equivalents at end of period	$2,295	$565

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

Management’s Plans

The Company has incurred recurring losses, including a loss of $1.5 million during the three months ended March 31, 2015, has an accumulated deficit of $45.9 million as of March 31, 2015 and has used $1.3 million in net cash from operating activities for the three months ended March 31, 2015. These factors, among others, have resulted in management taking steps to reduce costs through restructuring activities and to engage in various capital generating initiatives. Increased revenue generation from penveu is critical to the Company’s future success and management’s plans and activities are focused on generating the necessary capital to allow penveu to be a success in the market. If the Company is unable to achieve sufficient near-term revenue growth, the Company could be required to make near-term decisions to provide the liquidity needed to fund marketing and product launch activities related to the introduction of penveu.    However, there can be no assurance that management will be able to successfully generate sufficient capital through these activities, nor that management will be successful in commercializing existing and new product and service offerings.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014.

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

During the three months ended March 31, 2015 and 2014, the Company issued no stock options without performance-based vesting conditions. Compensation expense related to stock options without performance-based vesting conditions was $32,000 and $55,000 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company issued no stock options with performance-based vesting conditions. All stock options with performance-based conditions expire ten years from date of grant. Of the unvested stock options outstanding at March 31, 2015, 694,760 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 17,721 and 18,000 of these stock options were deemed probable as of March 31, 2015 and 2014, respectively. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was approximately $115,000 and $53,000 for the three months ended March 31, 2015 and 2014, respectively. The performance conditions related to the remaining options were not deemed probable at March 31, 2015; therefore no compensation expense related to these options has been recorded.

The weighted-average remaining contractual life of stock options outstanding and exercisable at March 31, 2015 and 2014 was 6.50 years and 6.84 years, respectively.

As of March 31, 2015, there were 770,385 unvested stock options expected to vest over a weighted-average period of 8.2 years. As of December 31, 2014, there were 1,166,200 unvested stock options expected to vest over a weighted-average period of 8.3 years.

The following table summarizes the combined stock option activity under both of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2014	1,782,749	$3.79
Granted	-	-
Exercised	-	-
Cancelled	(299,903)	4.28
Balance, March 31, 2015	1,482,846	$3.69

Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

Restricted Stock

Each of the Interphase Corporation 2014 Long-Term Stock Incentive Plan and the Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. The total amount of restricted stock with respect to which awards may be granted under the current (2014) plan is 75,000 shares. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period, currently ranging from three to four years, and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the three months ended March 31, 2015 or 2014. Upon issuance of restricted stock under a plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to previously granted restricted stock was $17,000 and $15,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $44,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of less than 1 year. As of December 31, 2014, there was $61,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of less than 1 year. The following table summarizes the restricted stock activity for the three months ended March 31, 2015:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2014	29,155	$3.29
Granted	-	-
Vested	(14,155)	1.82
Cancelled/Forfeited	-	-
Nonvested restricted stock at March 31, 2015	15,000	$4.67

NOTE 3. - MARKETABLE SECURITIES

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classified the levels used to measure fair value into the following hierarchy:

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

The Company’s investments in marketable securities primarily consisted of investments in debt securities, which were classified as available-for-sale and were presented as current assets on the accompanying condensed consolidated balance sheets. Earnings from debt securities were calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive income (loss). Realized gains and losses were computed based on the specific identification method and were reclassified from other comprehensive income (loss) to other loss, net, included in the statement of operations. Marketable securities were previously used to secure the Company’s credit facility. The Company discontinued its investment in marketable securities during the three months ended March 31, 2015, when it paid off its borrowings under the credit facility during that period (see Note 6 below).

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company used quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximized the use of observable inputs and minimized the use of unobservable inputs.

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2015			December 31, 2014
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Asset Backed	Level 2	$-	$-	$-	$96	$7	$103
Corporate Bonds	Level 2	-	-	-	76	-	76
US Treasuries	Level 2	-	-	-	3,400	-	3,400
Total		$-	$-	$-	$3,572	$7	$3,579

NOTE 4. - INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw Materials	$1,304	$1,510
Work-in-Process	494	467
Finished Goods	350	159
Total	$2,148	$2,136

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. The Company’s reserve requirements increased by $7,000 and $14,000 during the three months ended March 31, 2015 and 2014, respectively.

NOTE 5. - INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at March 31, 2015 and 2014.

NOTE 6. - CREDIT FACILITY

The Company maintains a $5.0 million revolving bank credit facility that is scheduled to mature on December 19, 2016. The applicable interest rate on outstanding balances is LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At December 31, 2014, the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility is subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility were secured by marketable securities. The outstanding balance of $3.5 million as of December 31, 2014 was classified as short-term debt on the Company’s condensed consolidated balance sheets. The Company did not make any borrowings under this facility in the three months ended March 31, 2015, and there was no outstanding amount due as of March 31, 2015. The Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender which would replace the existing credit facility and which management believes would include terms and conditions that, on the whole, are more favorable to the Company than the existing credit facility.

NOTE 7. - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2015	2014
Basic net loss per share:
Net loss	$(1,509)	$(1,016)
Weighted average common shares outstanding	8,394	7,011
Basic net loss per share	$(0.18)	$(0.14)

Diluted net loss per share:
Net loss	$(1,509)	$(1,016)
Weighted average common shares outstanding	8,394	7,011
Dilutive stock options	-	-
Weighted average common shares outstanding – assuming dilution	8,394	7,011
Diluted net loss per share	$(0.18)	$(0.14)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	388	392

NOTE 8. - SEGMENT INFORMATION

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Revenues:
North America	$999	$2,468
Pacific Rim	611	586
Europe	469	379
Total	$2,079	$3,433

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Product Revenues:
Communications networking	$1,491	$1,735
Services	500	1,647
Other	88	51
Total	$2,079	$3,433

NOTE 9. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 10. - SUBSEQUENT EVENTS

On April 10, 2015 the Company committed to a plan intended to result in savings of approximately $750,000 to $1.5 million in annualized operating costs. These actions aim to mitigate gross margin erosion by reducing manufacturing costs, streamlining research and development and sales and marketing expenses to focus remaining resources on key strategic growth areas, and reducing administrative expenses through consolidation of support functions. As part of this plan, the Company expects to reduce the number of its employees by approximately 15% to 25%. The Company expects to incur charges for one-time termination benefits in the range of $50,000 to $150,000, most of which will be cash expenditures. The Company expects to substantially complete the actions associated with this plan during the second quarter of 2015.

The Company is under a tax audit in France related to the years ended December 31, 2011, 2010, and 2009 and has previously recorded an uncertain tax position of $730,000 related to an exposure of $5.2 million on research and development tax credits, including estimated penalties and interest, taken in all prior years. However, based on discussions between the Company’s French tax attorneys and the French Tax Administration, the Company expects to receive a tax bill from the French Tax Administration in May 2015 that may cause a significant change to this tax position. The Company believes its tax estimates at March 31, 2015 are reasonable under ASC 740; but if the Company receives a tax bill that significantly exceeds its estimates, it may have to decide whether to institute litigation to dispute the tax bill. The final outcome of tax audits and potential related litigation is inherently uncertain. As a result, the adverse resolution of this audit or any related litigation could be significantly different from amounts reflected in the Company’s income tax provisions and accruals.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) the extent of market acceptance of penveu, effects of the ongoing issues in global credit and financial markets and adverse global economic conditions, our reliance on a limited number of customers, the lack of spending improvements in the communications networking and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s other filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

Revenue

Total revenue decreased 39% to $2.1 million for the three months ended March 31, 2015, compared to $3.4 million for the same period in the prior year. Our communications networking product revenue decreased 14% to $1.5 million for the three months ended March 31, 2015, compared to $1.7 million in the comparable period in the prior year. Approximately 65% of the decrease was due to higher than expected order volume from one communications networking customer in the first quarter of 2014 due to an installation in China. The remaining portion of the decrease was primarily due to a general slowdown in orders from several customers who typically buy products from our older product lines, some of which are now end-of-life. These decreases were partially offset by lower than expected order volume from one communications networking customer in the first quarter of 2014 that was consolidating manufacturing locations (and inventory supply), causing lower demand for one of our products in the first quarter of 2014. This customer has started to increase purchasing now that its excess inventory is consumed, leading to higher revenue from this product in the first quarter of 2015 compared to the same period in the previous year. Our services revenues decreased 70% to $500,000 for the three months ended March 31, 2015, compared to $1.6 million for the same period in the previous year. This decrease was primarily related to decreased electronic contract manufacturing services revenue mainly driven by a single customer who has been working through excess inventories and, to a lesser extent, decreased electronic engineering design services revenue. All other revenues increased to $88,000, compared to $51,000 in the comparable period last year.

During the first quarter of 2015, sales to two customers individually accounted for approximately 25% and 17% of total revenues, respectively. During the first quarter of 2014, sales to two customers individually accounted for approximately 31% and 20% of total revenues, respectively. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at March 31, 2015 was $538,000, $272,000, $186,000 and $170,000 due individually from four customers, respectively. Included in accounts receivable at December 31, 2014 was $760,000, $266,000, $251,000, and $199,000, due individually from four customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 30% and 31% for the three months ended March 31, 2015 and 2014, respectively. We expect our margins to improve in future periods as revenue from penveu begins to impact the business.

Research and Development

Our investment in research and development was $654,000 and $606,000 for the three months ended March 31, 2015 and 2014, respectively. As a percentage of revenue, research and development expenses were approximately 31% in the first quarter of 2015 compared to approximately 18% for the same period in the prior year. The increase in research and development expenses as a percentage of total revenue was due to research and development expenses increasing while revenue decreased as described above. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $704,000 and $625,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in sales and marketing expense was primarily due an increase in professional services, marketing activities and personnel-related expenses related to penveu. As a percentage of revenue, sales and marketing expenses were approximately 34% in the first quarter of 2015 compared to approximately 18% for the same period in the prior year. The increase in sales and marketing expenses as a percentage of total revenue was due to sales and marketing expenses increasing while revenue decreased as described above. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $752,000 and $850,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to costs incurred in the first quarter of 2014 related to moving to our new facility. There were no similar costs incurred in the first quarter of 2015. As a percentage of revenue, general and administrative expenses were approximately 36% for the first quarter of 2015 compared to approximately 25% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than general and administrative expenses decreased as described above. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Other Loss, Net

Other loss, net was $17,000 and $1,000 for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes

Our effective income tax rate was 0.6% for the three months ended March 31, 2015, compared to an effective income tax rate of 0.8% for the three months ended March 31, 2014. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at March 31, 2015 and March 31, 2014. The tax expense in the periods primarily relate to tax in a foreign jurisdiction.

We are under a tax audit in France related to the years ended December 31, 2011, 2010, and 2009 and have previously recorded an uncertain tax position of $730,000 related to an exposure of $5.2 million on research and development tax credits, including estimated penalties and interest, taken in all prior years. However, based on discussions between our French tax attorneys and the French Tax Administration, we expect to receive a tax bill from the French Tax Administration in May 2015 that may cause a significant change to this tax position. We believe our tax estimates at March 31, 2015 are reasonable under ASC 740; but if we receive a tax bill that significantly exceeds our estimates, we may have to decide whether to institute litigation to dispute the tax bill. The final outcome of tax audits and potential related litigation is inherently uncertain. As a result, the adverse resolution of this audit or any related litigation could be significantly different from amounts reflected in our income tax provisions and accruals.

Net Loss

We reported a net loss of $1.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Basic loss per share was ($0.18) and ($0.14) for the three months ended March 31, 2015 and 2014, respectively.

New Product

On May 30, 2014 we started shipping penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays, making any flat surface, from pull down screens to HDTVs, an interactive display system.  In order to keep ahead of the competition, the Company has continued to introduce new features and functionality to the product, based on feedback from customers and in response to changes in how content is delivered. Using embedded computer vision technology, penveu works with any device with a VGA or HDMI connection and requires no software or driver installation, no particular operating system, and no periodic calibration. penveu is targeted primarily at the education market, and can be used effectively in the corporate training market as well as the enterprise market.  penveu is a new alternative to interactive whiteboards and other interactive technologies. Independent sources estimate that one million new interactive whiteboard systems were installed in 2013, and will grow to approximately $1.85 billion in revenue by 2018.  However, penveu also has the unique ability to turn the estimated over 50 million projectors and high number of large screen displays that are currently installed worldwide into interactive display devices.  The retail price of penveu is a fraction of the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu does not require the time and expense of installation.  penveu is being offered and sold through our website, other online distributors, resellers, retailers and catalogs. We recorded only nominal revenue from penveu in the first quarter of 2015. However, we expect that the many trials or tests of penveu that are now ongoing will begin to convert to orders from, and deployments of penveu across, these customers, resulting in sales increasing during 2015.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased approximately $1.2 million from December 31, 2014 to March 31, 2015 and decreased $913,000 from December 31, 2013 to March 31, 2014. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the three months ended March 31, 2015 and 2014 are generally similar to the trends in our earnings except for the allowance for uncollectible accounts and returns, writedowns of excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation, loss on retirement of machinery and equipment, and realized gain on marketable securities. Cash used in operating activities totaled $1.3 million for the three months ended March 31, 2015, compared to net loss of $1.5 million for that period. The allowance for doubtful accounts and returns decreased $35,000 for the three months ended March 31, 2015 compared to the same period in 2014 due to improved collection activities. Writedowns of excess and obsolete inventories decreased $7,000 for the three months ended March 31, 2015 compared to the same period in 2014. Depreciation and amortization increased $34,000 for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to enhancements to our manufacturing equipment through a capital lease. Amortization of stock-based compensation increased $41,000 for the three months ended March 31, 2015 compared to the same period in 2014. The loss on retirement of machinery and equipment decreased $14,000 for the three months ended March 31, 2015 compared to the same period in 2014 as there were no retirements in the first quarter of 2015.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $3.6 million and cash used in investing activities totaled $143,000 for the three months ended March 31, 2015 and 2014, respectively. Cash provided by or used in investing activities in each of the periods related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment and capitalized software were $4,000 for the three months ended March 31, 2015, compared to $647,000 for the three months ended March 31, 2014. The additions for the three months ended March 31, 2014 primarily related to leasehold improvements to our new facility which have, for the most part, been reimbursed by our landlord. There were no purchases of marketable securities during the three months ended March 31, 2015 (see Note 3 in the notes to the condensed consolidated financial statements). Purchases of marketable securities were $4.0 million for the three months ended March 31, 2014. Proceeds from the sale of marketable securities decreased to $3.6 million for the three months ended March 31, 2015, compared to $4.5 million for the three months ended March 31, 2014.

Financing Activities

Net cash used in financing activities, related to payments on the credit facility, totaled $3.5 million for the three months ended March 31, 2015. There was no net cash provided by or used in financing activities for the three months ended March 31, 2014.

Restructuring Charge

On April 10, 2015, we committed to a plan intended to result in savings of approximately $750,000 to $1.5 million in annualized operating costs. These actions aim to mitigate gross margin erosion by reducing manufacturing costs, streamlining research and development and sales and marketing expenses to focus remaining resources on key strategic growth areas, and reducing administrative expenses through consolidation of support functions. As part of this plan, we expect to reduce the number of its employees by approximately 15% to 25%. We expect to incur charges for one-time termination benefits in the range of $50,000 to $150,000, most of which will be cash expenditures. We expect to substantially complete the actions associated with this plan during the second quarter of 2015.

Commitments

At March 31, 2015, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2015 are estimated at approximately $100,000, which primarily relates to enhancements to our manufacturing equipment and product development and engineering tools. At March 31, 2015, we had approximately $45,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are operating leases on our facility and our phone system and a capital lease on our manufacturing equipment. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2015.

Other

Management believes that cash generated from operations, the funds raised in the private placement of common stock, the results of restructuring activities, the success of various business initiatives, including increased revenue generation from penveu, together with cash on hand, will be sufficient to meet our business liquidity needs for working capital, capital expenditures and debt service for the next twelve months. On August 13, 2014 we raised approximately $3.3 million in additional funds, through a private placement of shares of our common stock, that are being used in large part to expedite and expand marketing and product launch activities associated with the introduction of penveu, for other working capital needs and for general corporate purposes. To the extent our actual operating results or other developments, including increased revenue generation from penveu, differ from our expectations, our liquidity could be adversely affected.

We have incurred recurring losses, including a loss of $1.5 million during the three months ended March 31, 2015, have an accumulated deficit of $45.9 million as of March 31, 2015 and have used $1.3 million in net cash from operating activities for the three months ended March 31, 2015. These factors, among others, have resulted in management taking steps to reduce costs through restructuring activities and to engage in various capital generating initiatives. Increased revenue generation from penveu is critical to our future success and management’s plans and activities are focused on generating the necessary capital to allow penveu to be a success in the market. If we are unable to achieve sufficient near-term revenue growth, we could be required to make near-term decisions to provide the liquidity needed to fund marketing and product launch activities related to the introduction of penveu. However, there can be no assurance that management will be able to successfully generate sufficient capital through these activities, nor that management will be successful in commercializing existing and new product and service offerings.

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

Possible New Credit Facility

The Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender which would replace the existing credit facility and which management believes would include terms and conditions that, on the whole, are more favorable to the Company than the existing credit facility. Nevertheless, we cannot give any assurance that the new agreement will be completed. If the agreement for a new revolving credit facility is not completed, management will continue to evaluate its options and enter into a bank lending relationship that is in the best interests of the Company and its shareholders.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

See Note 9 in the notes to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements, including the dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. There were no charges for the Euro to U.S. Dollar translation during the three months ended March 31, 2015. The Euro to U.S. Dollar translation accounted for charges of $6,000 during the three months ended March 31, 2014.

Market Price Risk

We had no equity hedge contracts outstanding as of March 31, 2015 or December 31, 2014.

Interest Rate Risk

Our historical investments were subject to interest rate risk. Interest rate risk is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates. We previously invested our cash in a variety of interest-earning financial instruments, including bank time deposits, money market funds, and variable rate and fixed rate obligations of corporations and national governmental entities and agencies. Due to the demand nature of our money market funds and the short-term nature of our time deposits and debt securities portfolio, those assets were particularly sensitive to changes in interest rates. We managed this risk through investments with shorter-term maturities and varying maturity dates.

A hypothetical 50 basis point increase in interest rates would have resulted in an approximate decrease of less than 1% in the fair value of our available-for-sale securities at December 31, 2014. This potential change was based on sensitivity analyses performed on our marketable securities at December 31, 2014.

We maintain a $5.0 million revolving bank credit facility that is scheduled to mature on December 19, 2016 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2014 the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility was subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would have increased annual interest expense on this credit facility by approximately $17,500. All borrowings under this facility were secured by marketable securities. The Company discontinued its investment in marketable securities during the three months ended March 31, 2015, when it paid off its borrowings under the credit facility during that period. The Company is in the final stages of negotiating an agreement for a new revolving credit facility with another bank lender which would replace the existing credit facility and which management believes would include terms and conditions that, on the whole, are more favorable to the Company than the existing credit facility.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The current statement of claim, for the remaining two former employees, is for an aggregate payment of approximately €144,000 (which translated to approximately $156,000 at March 31, 2015). The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims of four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. All payments related to these claims, excluding payroll taxes, have been paid. In addition, one of these four Plaintiffs brought a case before the Labor Court of Boulogne-Billancourt again claiming €5,700 (which translated to approximately $6,000 at March 31, 2015) of paid holiday indemnity and procedure costs attached to the non-compete indemnity. The Conciliation hearing before the Labor Court of Boulogne-Billancourt took place on December 15, 2014. The parties refused to conciliate; therefore, the case is scheduled to be heard at a regular judgment hearing before the Labor Court of Boulogne-Billancourt on October 8, 2015. Fourteen other former employees also filed an appeal, and the hearing before the Court of Appeal of Versailles took place on October 8, 2014. By judgments rendered on November 19, 2014, the Court of Appeals of Versailles confirmed the Labor Court of Boulogne-Billancourt’s decisions and rejected all the claims of the Plaintiffs, ruling that the redundancy procedure was regular and that redundancies were based on valid reasons. The Court of Appeals also confirmed the Labor Court’s decision which ruled in the favor of one Plaintiff regarding his claim based on non-competition indemnity. The fifteen plaintiffs had two months from reception of the notification of the Court of Appeal’s decisions to challenge these decisions before the French Supreme Court (“Cour de cassation,” the final stage of appeal). None of the fifteen plaintiffs filed an appeal before the French Supreme Court.

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

For one of the twenty-five former employees, who was an employee representative, the Labor Court granted the Company’s motion at the January 25, 2013 hearing; the Labor Court rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and postponed this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on September 27, 2013, and the Labor Court rendered the same decision (to postpone the case to a hearing on September 5, 2014). This case was heard again on September 5, 2014, and the Labor Court rendered the same decision (to postpone the case to a hearing on May 15, 2015) and subsequently decided to further postpone the case to a hearing on December 4, 2015. It is likely that the case will not be heard on the merits on that hearing date and will be postponed if the case is still pending before the Administrative Court of Appeal of Versailles at that date, as described above.

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

Other than as described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We may be subject to greater than anticipated tax liabilities, and the results of tax audits or litigation could adversely affect our business.

Based on discussions between our French tax attorneys and the French Tax Administration, we expect to receive a tax bill from the French Tax Administration in May 2015. The adverse resolution of the tax audit or any related litigation could be significantly different from amounts reflected in our income tax provisions and accruals.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32 (a)	Section 1350 Certification of Chief Executive Officer.
32 (b)	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPHASE CORPORATION
(Registrant)

Date: May 7, 2015	By:	/s/ Thomas N. Tipton Jr.
Thomas N. Tipton Jr.
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and
Accounting Officer)