Form 10-Q
period 2015-06-30
INTERPHASE CORP
filed 2015-08-06
CIK 728249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, shares of common stock outstanding totaled 8,393,981.

INTERPHASE CORPORATION

Index to Form 10-Q

Quarterly Period Ended June 30, 2015

PART I

FINANCIAL INFORMATION

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,320	$3,517
Marketable securities	-	3,579
Trade accounts receivable, less allowances of $13 and $32, respectively	1,401	1,925
Inventories	1,930	2,136
Prepaid expenses and other current assets	484	528
Total current assets	5,135	11,685

Machinery and equipment	6,997	6,992
Leasehold improvements	591	587
Furniture and fixtures	152	159
	7,740	7,738
Less-accumulated depreciation and amortization	(6,340)	(6,174)
Total property and equipment, net	1,400	1,564

Capitalized software, net	15	32
Other assets	483	403
Total assets	$7,033	$13,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$725	$1,273
Deferred revenue	144	44
Accrued liabilities	1,371	1,540
Accrued compensation	223	103
Short-term debt	-	3,500
Total current liabilities	2,463	6,460

Deferred lease obligations	1,067	1,215
Total liabilities	3,530	7,675

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.10 par value; 100,000,000 shares authorized; 8,393,981 and 8,393,981 shares issued and outstanding, respectively	839	839
Additional paid in capital	50,376	50,157
Accumulated deficit	(47,137)	(44,355)
Cumulative other comprehensive loss	(575)	(632)
Total shareholders' equity	3,503	6,009
Total liabilities and shareholders' equity	$7,033	$13,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Product	$1,574	$1,872	$3,153	$3,658
Service	464	1,390	964	3,037
Total revenues	2,038	3,262	4,117	6,695
Cost of sales:
Product	1,077	1,168	2,198	2,075
Service	281	1,175	612	2,627
Total cost of sales	1,358	2,343	2,810	4,702
Gross margin	680	919	1,307	1,993

Research and development	547	649	1,201	1,255
Sales and marketing	620	713	1,324	1,338
General and administrative	717	671	1,469	1,521
Restructuring charge	58	-	58	-
Total operating expenses	1,942	2,033	4,052	4,114
Loss from operations	(1,262)	(1,114)	(2,745)	(2,121)

Other (loss) income, net	(4)	1	(21)	-
Loss before income tax	(1,266)	(1,113)	(2,766)	(2,121)

Income tax provision	7	15	16	23
Net loss	$(1,273)	$(1,128)	$(2,782)	$(2,144)

Net loss per share:
Basic	$(0.15)	$(0.16)	$(0.33)	$(0.31)
Diluted	$(0.15)	$(0.16)	$(0.33)	$(0.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(1,273)	$(1,128)	$(2,782)	$(2,144)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13)	5	58	4
Realized gain on marketable securities	-	-	(1)	-
Other comprehensive (loss) income	(13)	5	57	4
Comprehensive loss	$(1,286)	$(1,123)	$(2,725)	$(2,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

 (unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,782)	$(2,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts and returns	(18)	17
Writedowns of excess and obsolete inventories	25	14
Depreciation and amortization	185	142
Amortization of stock-based compensation	219	241
Loss on retirement of machinery and equipment	3	14
Realized gain on marketable securities	(1)	-
Change in assets and liabilities:
Trade accounts receivable	542	(330)
Inventories	181	(201)
Prepaid expenses and other current assets	15	23
Other assets	(86)	(22)
Accounts payable, deferred revenue and accrued liabilities	(525)	265
Accrued compensation	120	83
Deferred lease obligations	(148)	1,308
Net cash used in operating activities	(2,270)	(590)

Cash flows from investing activities:
Purchases of property and equipment	(5)	(1,520)
Purchases of capitalized software	-	(10)
Proceeds from the sale of marketable securities	3,579	8,565
Purchases of marketable securities	-	(7,410)
Net cash provided by (used in) investing activities	3,574	(375)

Cash flows from financing activities:
Borrowings under credit facility	-	7,000
Payments on credit facility	(3,500)	(7,000)
Proceeds from the exercise of stock options	-	3
Net cash (used in) provided by financing activities	(3,500)	3

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net decrease in cash and cash equivalents	(2,197)	(963)
Cash and cash equivalents at beginning of period	3,517	1,478
Cash and cash equivalents at end of period	$1,320	$515

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1.  -  BASIS OF PRESENTATION

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

Management’s Plans

The Company has incurred recurring losses, including a loss of $2.8 million during the six months ended June 30, 2015, has an accumulated deficit of $47.1 million as of June 30, 2015 and has used $2.3 million in net cash from operating activities for the six months ended June 30, 2015. These factors, among others, have resulted in management taking steps, and may cause management to continue to take steps, to reduce costs through various actions. Those actions could include restructuring certain operations, assets and personnel, changing methods of conducting business to make them more efficient or less expensive, outsourcing certain operations or discontinuing the use of certain assets. Increased revenue generation from penveu is critical to the Company’s future success. Management continues to engage in various capital generating initiatives and is executing on plans and activities intended to maintain sufficient financial resources to allow penveu to be a success in the market. If the Company is unable to achieve sufficient near-term revenue growth, the Company could be required to make certain decisions or take certain actions, in the near future, to provide the liquidity needed to fund marketing activities related to penveu.  The Company has in the past sought, and may in the future seek, to raise additional capital, incur new indebtedness, refinance existing indebtedness, issue additional securities, or take a combination of such steps to obtain additional liquidity. However, there can be no assurance that management will be able to successfully generate sufficient capital or successfully reduce sufficient costs through these activities or that management will be successful in commercializing existing and new product and service offerings.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Interphase Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. While the accompanying condensed consolidated financial statements are unaudited, they have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all material adjustments and disclosures necessary to fairly present the results of such periods have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014.

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

During the six months ended June 30, 2015, the Company issued 20,000 stock options without performance-based vesting; these options vest over a three year period and expire ten years from date of grant. The weighted average exercise price of these stock options is $0.67. During the six months ended June 30, 2014, the Company issued no stock options without performance-based vesting conditions. Compensation expense related to stock options without performance-based vesting conditions was $13,000 and $36,000 for the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to stock options without performance-based vesting conditions was $45,000 and $91,000 for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, the Company issued 197,000 stock options with performance-based vesting conditions related to product revenue objectives, the achievement of which would result in vesting in two equal parts upon the achievement of separate performance-based targets. The weighted average exercise price of these stock options is $0.75. During the six months ended June 30, 2014, the Company issued 116,000 stock options with performance-based vesting conditions for the years ended December 31, 2014, 2015, and 2016, the achievement of which would result in pro rata vesting per year in March 2015, 2016, and 2017, respectively. The weighted average exercise price of these stock options is $5.75. All stock options with performance-based conditions expire ten years from date of grant. Of the unvested stock options outstanding at June 30, 2015, 696,092 are subject to the achievement of certain performance conditions. The performance conditions related to approximately 24,828 and 45,000 of these stock options were deemed probable as of June 30, 2015 and 2014, respectively. The Company recorded a net reduction in compensation expense related to performance-based stock options of $2,000 for the three months ended June 30, 2015. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $67,000 for the three months ended June 30, 2014. Compensation expense related to performance-based stock options, for which vesting was deemed probable, was $113,000 and $120,000 for the six months ended June 30, 2015 and 2014, respectively. The performance conditions related to the remaining options were not deemed probable at June 30, 2015; therefore no compensation expense related to these options has been recorded.

The weighted-average remaining contractual life of stock options outstanding and exercisable at June 30, 2015 and 2014 was 6.26 years and 6.95 years, respectively.

As of June 30, 2015, there were 755,092 unvested stock options expected to vest over a weighted-average period of 8.6 years. As of December 31, 2014, there were 1,166,200 unvested stock options expected to vest over a weighted-average period of 8.3 years.

The following table summarizes the combined stock option activity under both of the plans:

	Number of Options	Weighted Average Option Price
Balance, December 31, 2014	1,782,749	$3.79
Granted	217,000	0.74
Exercised	-	-
Cancelled/Expired	(509,821)	4.22
Balance, June 30, 2015	1,489,928	$3.20

Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date.

	Three months ended June 30,				Six months ended June 30,
	2015			2014	2015			2014
Risk free interest rate range	2.19	-	2.37%	2.70%	2.19	-	2.37%	2.70
Weighted average life (in years)		10		10		10		10
Weighted average volatility		74.00%		65.30%		74.00%		65.30
Volatility range	70.35	-	74.37%	65.30%	70.35	-	74.37%	65.30
Expected dividend yield		-		-		-		-
Weighted average grant-date fair value per share of options granted		$0.59		$4.31		$0.59		$4.31

Restricted Stock

Each of the Interphase Corporation 2014 Long-Term Stock Incentive Plan and the Interphase Corporation 2004 Long-Term Stock Incentive Plan provides for grants of bonus stock awards (“restricted stock”) to the Company’s directors and certain employees at no cost to the recipient. The total amount of restricted stock with respect to which awards may be granted under the current (2014) plan is 75,000 shares. Holders of restricted stock are entitled to cash dividends, if any, and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a predefined vesting period and in some cases vesting is subject to the achievement of certain performance conditions. There were no shares of restricted stock issued during the six months ended June 30, 2015 or 2014. Upon issuance of restricted stock under a plan, unearned compensation equivalent to the market value at the date of grant is recorded as a reduction to shareholders’ equity and subsequently amortized to expense over the respective restriction periods. Compensation expense related to previously granted restricted stock was $44,000 and $15,000 for the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to previously granted restricted stock was $61,000 and $30,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was no unamortized compensation cost related to unvested restricted stock remaining to be recognized. As of December 31, 2014, there was $61,000 of total unamortized compensation cost related to unvested restricted stock remaining to be recognized. The expense is expected to be recognized over a weighted-average period of less than 1 year. The following table summarizes the restricted stock activity for the six months ended June 30, 2015:

	Restricted Stock Shares	Weighted Average Grant Date Value
Nonvested restricted stock at December 31, 2014	29,155	$3.29
Granted	-	-
Vested	(29,155)	3.29
Cancelled/Forfeited	-	-
Nonvested restricted stock at June 30, 2015	-	$-

NOTE 3.  -  MARKETABLE SECURITIES

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

The Company’s investments in marketable securities primarily consisted of investments in debt securities, which were classified as available-for-sale and were presented as current assets on the accompanying condensed consolidated balance sheets. Earnings from debt securities were calculated on a yield to maturity basis and recorded in the results of operations. Unrealized gains or losses for the periods presented were included in other comprehensive income (loss). Realized gains and losses were computed based on the specific identification method and were reclassified from other comprehensive income (loss) to other income (loss), net, included in the statement of operations. Marketable securities were previously used to secure the Company’s credit facility. The Company discontinued its investment in marketable securities during the three months ended March 31, 2015, when it paid off its borrowings under the credit facility during that period (see Note 8 below).

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

Financial assets, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2015			December 31, 2014
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value
Asset Backed	Level 2	$-	$-	$-	$96	$7	$103
Corporate Bonds	Level 2	-	-	-	76	-	76
US Treasuries	Level 2	-	-	-	3,400	-	3,400
Total		$-	$-	$-	$3,572	$7	$3,579

NOTE 4.  -  INVENTORIES

Inventories are valued at the lower of cost or market and include material, labor and manufacturing overhead. Cost, determined on a first-in, first-out basis, is as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw Materials	$1,306	$1,510
Work-in-Process	324	467
Finished Goods	300	159
Total	$1,930	$2,136

Valuing inventory at the lower of cost or market involves an inherent level of risk and uncertainty due to technology trends in the industry and customer demand for the Company’s products. Future events may cause significant fluctuations in the Company’s operating results. Inventories are written down when needed to ensure the Company carries inventory at the lower of cost or market. The Company increased reserve requirements by $18,000 during the three months ended June 30, 2015. The Company recorded no increase or decrease to the reserve requirement during the three months ended June 30, 2014. The Company increased reserve requirements by $25,000 and $14,000 during the six months ended June 30, 2015 and 2014, respectively.

NOTE 5.  -  ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Reserve for uncertain tax positions	$752	$810
Deferred lease obligations	277	276
French litigation payroll taxes	164	159
Property taxes	43	83
Legal	33	74
Audit	31	1
Warranty reserve	21	27
Inventory receipts	5	1
Accrued other	45	109
Total	$1,371	$1,540

NOTE 6.  -  INCOME TAXES

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits except for those that may be generated in foreign jurisdictions. The effective income tax rates for the periods presented differ from the U.S. statutory rate as the Company continues to provide a full valuation allowance for the net deferred tax assets at June 30, 2015 and 2014.

The Company is under a tax audit in France related to the years ended December 31, 2011, 2010, and 2009 and has previously recorded unrecognized tax benefits relating to an uncertain tax position of $752,000 related to an exposure of $5.2 million, including estimated penalties and interest, on research and development tax credits taken in all prior years. However, based on discussions between the Company’s French tax attorneys and the French Tax Administration, the Company expects to receive a tax bill from the French Tax Administration in the third quarter of 2015 that may cause a significant change to this tax position. The Company believes its unrecognized tax benefits estimate at June 30, 2015 is reasonable under ASC 740; but if the Company receives a tax bill that significantly exceeds its estimates, it may have to decide whether to institute litigation to dispute the tax bill. The final outcome of tax audits and potential related litigation is inherently uncertain. As a result, the adverse resolution of this tax audit or any related litigation could be significantly different from amounts reflected in the Company’s income tax provisions and liabilities.

NOTE 7.  -  RESTRUCTURING CHARGE

On April 10, 2015 the Company committed to a plan intended to result in savings of approximately $750,000 to $1.0 million in annualized operating costs. These actions aim to mitigate gross margin erosion by reducing manufacturing costs, streamlining research and development and sales and marketing expenses to focus remaining resources on key strategic growth areas, and reducing administrative expenses through consolidation of support functions. As part of this plan, the Company reduced its workforce by 9 regular full-time positions. The Company recorded a restructuring charge of $58,000, classified as an operating expense, in the second quarter of 2015 related to future cash expenditures to cover employee severance and benefits. This entire amount was paid out under the restructuring plan by June 30, 2015.

NOTE 8.  -  CREDIT FACILITY

The Company maintained a $5.0 million revolving bank credit facility that was scheduled to mature on December 19, 2016. The applicable interest rate on outstanding balances was LIBOR plus 1.0% to 1.5% based on certain factors included in the credit agreement. At December 31, 2014, the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility was subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. All borrowings under this facility were secured by marketable securities. The outstanding balance of $3.5 million as of December 31, 2014 was classified as short-term debt on the Company’s condensed consolidated balance sheets. The Company did not make any borrowings under this facility in the three or six months ended June 30, 2015, and there was no outstanding amount due as of June 30, 2015. On June 10, 2015, the Company terminated the credit facility. The termination enabled the Company to eliminate charges of approximately $9,000 per quarter related to the unused facility fee and interest. There were no termination fees or penalties incurred or paid in connection with this termination. The Company had been negotiating with another bank lender for a new revolving facility, but the Company has postponed further negotiations pending its ability to forecast mutually acceptable financial covenants. In addition, the Company has recently been discussing alternative lending solutions with other bank lenders and will continue to evaluate its options for a bank lending relationship that is in the best interests of the Company and its shareholders.

NOTE 9.  -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic net loss per share:
Net loss	$(1,273)	$(1,128)	$(2,782)	$(2,144)
Weighted average common shares outstanding	8,394	7,011	8,394	7,011
Basic net loss per share	$(0.15)	$(0.16)	$(0.33)	$(0.31)

Diluted net loss per share:
Net loss	$(1,273)	$(1,128)	$(2,782)	$(2,144)
Weighted average common shares outstanding	8,394	7,011	8,394	7,011
Dilutive stock options	-	-	-	-
Weighted average common shares outstanding – assuming dilution	8,394	7,011	8,394	7,011
Diluted net loss per share	$(0.15)	$(0.16)	$(0.33)	$(0.31)

Outstanding stock options that were not included in the diluted calculation because their effect would be anti-dilutive	827	258	825	263

NOTE 10.  -  SEGMENT INFORMATION

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

Geographic revenue related to North America and foreign regions is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
North America	$839	$1,877	$1,838	$4,345
Pacific Rim	852	1,204	1,463	1,790
Europe	347	181	816	560
Total	$2,038	$3,262	$4,117	$6,695

Additional information regarding revenue by product line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Product-Line Revenues:
Communications networking	$1,500	$1,810	$2,991	$3,545
Services	464	1,390	964	3,037
Other	74	62	162	113
Total	$2,038	$3,262	$4,117	$6,695

NOTE 11.  -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The International Accounting Standards Board (“IASB”) issued International Financial Reporting Standard 15 with the same title. The standard represents the culmination of the FASB and IASB efforts to improve revenue recognition guidance. ASU 2014-09 creates a new, principles-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606. Accounting Standards Codification (“ASC”) 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific aspects of revenue recognition, and expands and improves disclosures about revenue. On July 9, 2015 the FASB voted to defer the effective date of the standard. The new guidance will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. The FASB also voted to allow early application of ASU 2014-09’s original effective date (that is, as early as annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method. The Company is currently evaluating the impact of adopting this new accounting guidance.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the business, financial condition and prospects of the Company. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including (without limitation) the extent of market acceptance of penveu, the results of the pending tax audit in France, effects of the ongoing issues in global credit and financial markets and adverse global economic conditions, our reliance on a limited number of customers, the lack of spending improvements in the communications networking and computer networking industries, significant changes in product demand, the development and introduction of new products and services, changes in competition, various inventory risks due to changes in market conditions and other risks and uncertainties indicated in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s other filings and reports with the Securities and Exchange Commission. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words “believes,” “plans,” “expects,” “will,” “intends,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

Revenue

Total revenue decreased 38% to $2.0 million for the three months ended June 30, 2015, compared to $3.3 million for the same period in the prior year. Our communications networking product revenue decreased 17% to $1.5 million for the three months ended June 30, 2015, compared to $1.8 million in the comparable period in the prior year. This decrease is primarily due to an unusually low order volume from one customer in the second quarter of 2015 compounded by an unusually high order volume from the same customer in the second quarter of 2014. Our services revenues decreased 67% to $464,000 for the three months ended June 30, 2015, compared to $1.4 million for the same period in the previous year. This decrease was primarily related to decreased electronic contract manufacturing services revenue, mainly driven by a single customer who has been working through excess inventories, and, to a lesser extent, decreased electronic engineering design services revenue. All other revenues increased to $74,000, compared to $62,000 in the comparable period last year.

Total revenue decreased 39% to $4.1 million for the six months ended June 30, 2015, compared to $6.7 million for the same period in the prior year. Our communications networking product revenue decreased 16% to $3.0 million for the six months ended June 30, 2015, compared to $3.5 million in the comparable period in the prior year. Approximately 61% of the decrease was due to a general slowdown in orders from several customers who typically buy products from our older product lines, some of which are now end-of-life. The remaining portion of the decrease was primarily due to higher than average order volume from one communications networking customer in the first half of 2014 due to an installation in China. These decreases were partially offset by lower than expected order volume in the first half of 2014 from one communications networking customer that was consolidating manufacturing locations (and inventory supply), causing lower demand for one of our products in the first half of 2014. This customer has started to increase purchasing now that its excess inventory is consumed, leading to higher revenue from this product in the first half of 2015 compared to the same period in the previous year. Our services revenues decreased 68% to $964,000 for the six months ended June 30, 2015, compared to $3.0 million for the same period in the previous year. This decrease was primarily related to decreased electronic contract manufacturing services revenue, mainly driven by a single customer who has been working through excess inventories, and, to a lesser extent, decreased electronic engineering design services revenue. All other revenues increased to $162,000, compared to $113,000 in the comparable period last year.

During the second quarter of 2015, sales to three customers individually accounted for approximately 24%, 15% and 11% of total revenues, respectively. During the second quarter of 2014, sales to three customers individually accounted for approximately 28%, 21% and 10% of total revenues, respectively. No other customers individually accounted for more than 10% of our consolidated revenues in the periods presented.

Included in accounts receivable at June 30, 2015 was $490,000 and $277,000 due individually from two customers, respectively. Included in accounts receivable at December 31, 2014 was $760,000, $266,000, $251,000, and $199,000, due individually from four customers, respectively. No other customers individually accounted for more than 10% of our accounts receivable in the periods presented.

Gross Margin

Gross margin as a percentage of revenue was 33% and 28% for the three months ended June 30, 2015 and 2014, respectively. The increase in gross margin percentage in the second quarter of 2015 compared to the same period in the prior year was primarily due to a revenue mix shift toward higher margin products and services, partially offset by an increase of $18,000 in excess and obsolete inventory charges. We expect our margins to improve in future periods as revenue from penveu begins to impact the mix of revenue.

Gross margin as a percentage of revenue was 32% and 30% for the six months ended June 30, 2015 and 2014, respectively.

Research and Development

Our investment in research and development was $547,000 and $649,000 for the three months ended June 30, 2015 and 2014, respectively. This decrease in research and development expense was made up of several items. A decrease in personnel and related expenses, not associated with the April 2015 restructuring plan, represents approximately 68% of the decrease, and a decrease in personnel and related expenses, as a result of the April 2015 restructuring plan, represents approximately 24% of the decrease. See Note 7 notes to the condensed consolidated financial statements for more information regarding April 2015 restructuring plan. These decreases in research and development expenses were partially offset due to a decrease in professional services activities. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses in the second quarter of 2015 compared to the same period in the prior year of $111,000. As a percentage of revenue, research and development expenses were approximately 27% in the second quarter of 2015 compared to approximately 20% for the same period in the prior year. The increase in research and development expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than research and development expenses decreased as described above.

Our investment in research and development was approximately $1.2 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. This decrease in research and development expense was made up of several items. A decrease in personnel and related expenses, not associated with the April 2015 restructuring plan, represents approximately 79% of the decrease, and a decrease in personnel and related expenses, as a result of the April 2015 restructuring plan, represents approximately 16% of the decrease. See Note 7 notes to the condensed consolidated financial statements for more information regarding April 2015 restructuring plan. These decreases in research and development expenses were partially offset due to a decrease in professional services activities. Engineering costs associated with these professional services activities generate revenue; therefore, the related expenses are recorded as cost of sales rather than research and development operating expenses. The decrease in professional services activities resulted in an increase in research and development expenses in the first half of 2015 compared to the same period in the prior year of $280,000. As a percentage of revenue, research and development expenses were approximately 29% for the six months ended June 30, 2015 compared to approximately 19% for the same period in the prior year. The increase in research and development expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than research and development expenses decreased as described above. We will continue to monitor the level of our investments in research and development concurrently with actual revenue results.

Sales and Marketing

Sales and marketing expenses were $620,000 and $713,000 for the three months ended June 30, 2015 and 2014, respectively. The decrease in sales and marketing expense was primarily due to a decrease in marketing activities and tradeshow expenses related to penveu. As a percentage of revenue, sales and marketing expenses were approximately 30% for the second quarter of 2015, compared to approximately 22% for the same period in the prior year. The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing at a higher rate than sales and marketing expenses decreased as described above.

Sales and marketing expenses were approximately $1.3 million for both the six months ended June 30, 2015 and 2014. As a percentage of revenue, sales and marketing expenses were approximately 32% for the six months ended June 30, 2015 compared to approximately 20% for the same period in the prior year. The increase in sales and marketing expenses as a percentage of total revenue was due to revenue decreasing while sales and marketing expenses remained flat. We will continue to monitor the level of sales and marketing costs concurrently with actual revenue results.

General and Administrative

General and administrative expenses were $717,000 and $671,000 for the three months ended June 30, 2015 and 2014, respectively. As a percentage of revenue, general and administrative expenses were approximately 35% for the second quarter of 2015 and 21% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue was due to general and administrative expenses increasing while revenue decreased.

General and administrative expenses were approximately $1.5 million for both the six months ended June 30, 2015 and 2014, respectively. As a percentage of revenue, general and administrative expenses were approximately 36% for the six months ended June 30, 2015, compared to approximately 23% for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenue was due to revenue decreasing while general and administrative expenses remained flat. We will continue to monitor the level of general and administrative costs concurrently with actual revenue results.

Restructuring Charge

On April 10, 2015 we committed to a plan intended to result in savings of approximately $750,000 to $1.0 million in annualized operating costs. These actions aim to mitigate gross margin erosion by reducing manufacturing costs, streamlining research and development and sales and marketing expenses to focus remaining resources on key strategic growth areas, and reducing administrative expenses through consolidation of support functions. As part of this plan, we reduced our workforce by 9 regular full-time positions. We recorded a restructuring charge of $58,000, classified as an operating expense, in the second quarter of 2015 related to future cash expenditures to cover employee severance and benefits. This entire amount was paid out under the restructuring plan by June 30, 2015. See Note 7 in the notes to the consolidated financial statements for more information regarding this restructuring plan.

Other (Loss) Income, Net

Other loss, net was $4,000 for the three months ended June 30, 2015. Other income, net was $1,000 for the three months ended June 30, 2014. Other loss, net was $21,000 for the six months ended June 30, 2015. There was no other income (loss), net for the six months ended June 30, 2014.

Income Taxes

Our effective income tax rate was 0.6% for the six months ended June 30, 2015, compared to an effective income tax rate of 1.1% for the six months ended June 30, 2014. The effective income tax rates for the periods presented differ from the U.S. statutory rate as we continue to provide a full valuation allowance for our net deferred tax assets at June 30, 2015 and June 30, 2014. The tax expense in the periods primarily relate to tax in a foreign jurisdiction.

We are under a tax audit in France related to the years ended December 31, 2011, 2010, and 2009 and have previously recorded unrecognized tax benefits relating to an uncertain tax position of $752,000 related to an exposure of $5.2 million, including estimated penalties and interest, on research and development tax credits taken in all prior years. However, based on discussions between our French tax attorneys and the French Tax Administration, we expect to receive a tax bill from the French Tax Administration in the third quarter of 2015 that may cause a significant change to this tax position. We believe our unrecognized tax benefits estimate at June 30, 2015 is reasonable under ASC 740; but if we receive a tax bill that significantly exceeds our estimates, we may have to decide whether to institute litigation to dispute the tax bill. The final outcome of tax audits and potential related litigation is inherently uncertain. As a result, the adverse resolution of this tax audit or any related litigation could be significantly different from amounts reflected in our income tax provisions and liabilities.

Net Loss

We reported a net loss of approximately $1.3 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Basic loss per share was ($0.15) and ($0.16) for the three months ended June 30, 2015 and 2014, respectively.

We reported a net loss of approximately $2.8 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. Basic loss per share was ($0.33) and ($0.31) for the six months ended June 30, 2015 and 2014, respectively.

New Product

On May 30, 2014 we started shipping penveu, a handheld device that adds interactivity to the installed base of projectors and large screen displays, making any flat surface, from pull down screens to HDTVs, an interactive display system.  In order to keep ahead of the competition, we have continued to introduce new features and functionality to the product, based on feedback from customers and in response to changes in how content is delivered. Using embedded computer vision technology, penveu works with any device with a VGA or HDMI connection and requires no software or driver installation, no particular operating system, and no periodic calibration. penveu is targeted primarily at the education market, but can also be used effectively in the corporate training market as well as the enterprise market.  penveu is a new alternative to interactive whiteboards and other interactive technologies. Independent sources estimate that one million new interactive whiteboard systems were installed in 2013, and will grow to approximately $1.85 billion in revenue by 2018.  However, penveu also has the unique ability to turn the estimated over 50 million projectors and high number of large screen displays that are currently installed worldwide into interactive display devices.  Furthermore, penveu is the only interactive display system that works with Chrome and Android computers. The retail price of penveu is substantially less than the average price of a typical installed interactive whiteboard, and unlike an interactive whiteboard, penveu does not require the time and expense of installation.  penveu is being offered and sold through our website, other online distributors, resellers, retailers and catalogs.  Although we recorded only nominal revenue from penveu in the first half of 2015, penveu was recently selected as one of three classroom presentation systems approved for purchase by the Austin Independent School District board of trustees in Texas. We expect that the many trials or tests of penveu that are now ongoing will begin to convert to orders from, and deployments of penveu across, these customers, resulting in sales increasing during 2015.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Cash and cash equivalents decreased approximately $2.2 million from December 31, 2014 to June 30, 2015 and decreased approximately $963,000 from December 31, 2013 to June 30, 2014. Cash flows are impacted by operating, investing and financing activities.

Operating Activities

Trends in cash flows from operating activities for the six months ended June 30, 2015 and 2014 are generally similar to the trends in our earnings except for the allowance for uncollectible accounts and returns, writedowns of excess and obsolete inventories, depreciation and amortization, amortization of stock-based compensation, loss on retirement of machinery and equipment, and realized gain on marketable securities. Cash used in operating activities totaled $2.3 million for the six months ended June 30, 2015, compared to net loss of $2.8 million for that period. The allowance for doubtful accounts and returns decreased $35,000 for the six months ended June 30, 2015 compared to the same period in 2014 due to improved collection activities. Writedowns of excess and obsolete inventories increased $11,000 for the six months ended June 30, 2015 compared to the same period in 2014. Depreciation and amortization increased $43,000 for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to enhancements to our manufacturing equipment through a capital lease. Amortization of stock-based compensation decreased $22,000 for the six months ended June 30, 2015 compared to the same period in 2014. The loss on retirement of machinery and equipment decreased $11,000 for the six months ended June 30, 2015 compared to the same period in 2014.

Changes in assets and liabilities result primarily from the timing of production, sales, purchases and payments. Such changes in assets and liabilities generally tend to even out over time and result in trends in cash flows from operating activities generally reflecting earnings trends.

Investing Activities

Cash provided by investing activities totaled $3.6 million and cash used in investing activities totaled $375,000 for the six months ended June 30, 2015 and 2014, respectively. Cash provided by or used in investing activities in each of the periods related principally to our investments in marketable securities, additions to property and equipment and capitalized software purchases. Additions to property and equipment and capitalized software were $5,000 for the six months ended June 30, 2015, compared to $1.5 million for the six months ended June 30, 2014. The additions for the six months ended June 30, 2014 primarily related enhancements to our manufacturing equipment through a capital lease and leasehold improvements to our new facility which have, for the most part, been reimbursed by our landlord as of June 30, 2014. There were no purchases of marketable securities during the six months ended June 30, 2015 (see Note 3 in the notes to the condensed consolidated financial statements). Purchases of marketable securities were $7.4 million for the six months ended June 30, 2014. Proceeds from the sale of marketable securities decreased to $3.6 million for the six months ended June 30, 2015, compared to $8.6 million for the six months ended June 30, 2014.

Financing Activities

Net cash used in financing activities, related to payments on the credit facility, totaled $3.5 million for the six months ended June 30, 2015. Net cash provided by financing activities, related to proceeds from the exercise of stock options, totaled $3,000 for the six months ended June 30, 2014.

Restructuring Charge

On April 10, 2015 we committed to a plan intended to result in savings of approximately $750,000 to $1.0 million in annualized operating costs. These actions aim to mitigate gross margin erosion by reducing manufacturing costs, streamlining research and development and sales and marketing expenses to focus remaining resources on key strategic growth areas, and reducing administrative expenses through consolidation of support functions. As part of this plan, we reduced our workforce by 9 regular full-time positions. We recorded a restructuring charge of $58,000, classified as an operating expense, in the second quarter of 2015 related to future cash expenditures to cover employee severance and benefits. This entire amount was paid out under the restructuring plan by June 30, 2015.

Commitments

At June 30, 2015, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2015 are estimated at approximately $50,000, which primarily relates to enhancements to our manufacturing and computer equipment and product development and engineering tools. At June 30, 2015, we had approximately $81,000 of non-cancelable purchase commitments for inventory as part of the normal course of business. Our significant long-term obligations are operating leases on our facility and our phone system and a capital lease on our manufacturing equipment. We have not paid any dividends since our inception and do not anticipate paying any dividends in 2015.

Management’s Plans

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

We have incurred recurring losses, including a loss of $2.8 million during the six months ended June 30, 2015, have an accumulated deficit of $47.1 million as of June 30, 2015 and have used $2.3 million in net cash from operating activities for the six months ended June 30, 2015. These factors, among others, have resulted in management taking steps, and may cause management to continue to take steps, to reduce costs through various actions. Those actions could include restructuring certain operations, assets and personnel, changing methods of conducting business to make them more efficient or less expensive, outsourcing certain operations or discontinuing the use of certain assets. Increased revenue generation from penveu is critical to our future success. Management continues to engage in various capital generating initiatives and is executing on plans and activities intended to maintain sufficient financial resources to allow penveu to be a success in the market. If we are unable to achieve sufficient near-term revenue growth, we could be required to make certain decisions or take certain actions, in the near future, to provide the liquidity needed to fund marketing activities related to penveu. However, there can be no assurance that management will be able to successfully generate sufficient capital or successfully reduce sufficient costs through these activities or that management will be successful in commercializing existing and new product and service offerings.

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources in view of, among other things, our capital expenditure requirements and estimated future operating cash flows. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, incur new indebtedness, refinance existing indebtedness, issue additional securities, or take a combination of such steps to manage our liquidity and capital resources. In the normal course of business, we may review opportunities for strategic partnerships, joint ventures or other business combinations. In the event of any such transaction, we may consider using available cash, issuing additional equity securities or increasing the indebtedness of the Company or its subsidiaries.

Credit Facilities

We no longer have investments in marketable securities, which were previously used to secure our $5.0 million revolving bank credit facility; therefore, on June 10, 2015, we terminated our credit facility. In addition, the termination has enabled us to eliminate charges of approximately $9,000 per quarter related to the unused credit facility fees and interest. There were no termination fees or penalties incurred or paid in connection with this termination. We had been negotiating with another bank lender for a new revolving facility, but we have postponed further negotiations pending our ability to forecast mutually acceptable financial covenants. In addition, we have recently been discussing alternative lending solutions with other bank lenders and will continue to evaluate our options for a bank lending relationship that is in the best interests of the Company and our shareholders.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis and, in some cases, in foreign currencies. The Company’s operations in France were transacted in the local currency and converted into U.S. Dollars based on published exchange rates for the periods reported and were therefore subject to risk of exchange rate fluctuations. The Euro to U.S. Dollar translation accounted for charges of $1,000 and $3,000 for the three months ended June 30, 2015 and 2014, respectively. The Euro to U.S. Dollar translation accounted for charges of $1,000 and $3,000 for the six months ended June 30, 2015 and 2014, respectively.

Market Price Risk

We had no equity hedge contracts outstanding as of June 30, 2015 or December 31, 2014.

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

We maintained a $5.0 million revolving bank credit facility that was scheduled to mature on December 19, 2016 with an applicable interest rate on any outstanding balances under the credit facility based on London Interbank Offered Rate (“LIBOR”) plus a 1.0% to 1.5% applicable margin rate based on certain factors included in our credit agreement. At December 31, 2014 the Company’s interest rate on the $3.5 million outstanding balance was 1.7%. The unused portion of the credit facility was subject to an unused facility fee ranging from .25% to .75% depending on total deposits with the creditor. A hypothetical 50 basis point increase in LIBOR would have increased annual interest expense on this credit facility by approximately $17,500. All borrowings under this facility were secured by marketable securities. The Company discontinued its investment in marketable securities during the three months ended March 31, 2015, when it paid off its borrowings under the credit facility during that period. On June 10, 2015, the Company terminated the credit facility.

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

Changes in Internal Controls

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its books and records accurately reflect, in all material respects, the transactions of the Company and that its established policies and procedures are adhered to. From time to time the Company may experience changes to its internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences and promotions of employees. However, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Twenty-five former employees (“Plaintiffs”) of Interphase SAS, a France domiciled subsidiary of Interphase Corporation, brought suit in France against Interphase SAS alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific French employment indemnities, general economic losses, and contractual claims relating specifically to their employment relationship and contracts entered into between the individual and Interphase SAS. The lawsuits were filed between November 2010 and April 2011 in the Labor Court of Boulogne-Billancourt, France and the Administrative Court of Cergy-Pontoise, France. The various claims and assertions arose from, and related to, the Plaintiffs’ release from employment as part of the restructuring actions taken during the third quarter of 2010. The current statement of claim, for the remaining two former employees, is for an aggregate payment of approximately €144,000 (which translated to approximately $160,000 at June 30, 2015). The Company believes that the Plaintiffs’ claims were without merit and has vigorously defended itself in these lawsuits.

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

The decision of the Labor Court regarding the claims of twenty-two former employees was rendered on March 22, 2013. All of those claims were rejected, because the Labor Court ruled that the redundancy procedure was regular and that redundancies were based on valid reasons, except claims of four Plaintiffs based on non-competition indemnity (amounting in total to approximately €265,000, which translated to approximately $340,000 at March 31, 2013). During the three months ended March 31, 2013 and the three months ended December 31, 2013, the Company recorded a charge of approximately $340,000 and $115,000 (to reflect payroll taxes corresponding to the allowed claims), respectively, classified as other loss on its condensed consolidated statements of operations and as a current liability on its condensed consolidated balance sheets in connection with the non-competition indemnity. All payments related to these claims, excluding certain payroll taxes, have been paid. In addition, one of these four Plaintiffs brought a case before the Labor Court of Boulogne-Billancourt again claiming €5,700 (which translated to approximately $6,300 at June 30, 2015) of paid holiday indemnity and procedure costs attached to the non-compete indemnity. The Conciliation hearing before the Labor Court of Boulogne-Billancourt took place on December 15, 2014. The parties refused to conciliate; therefore, the case is scheduled to be heard at a regular judgment hearing before the Labor Court of Boulogne-Billancourt on October 8, 2015. Fourteen other former employees also filed an appeal, and the hearing before the Court of Appeal of Versailles took place on October 8, 2014. By judgments rendered on November 19, 2014, the Court of Appeals of Versailles confirmed the Labor Court of Boulogne-Billancourt’s decisions and rejected all the claims of the Plaintiffs, ruling that the redundancy procedure was regular and that redundancies were based on valid reasons. The Court of Appeals also confirmed the Labor Court’s decision which ruled in the favor of one Plaintiff regarding his claim based on non-competition indemnity. The fifteen plaintiffs had two months from reception of the notification of the Court of Appeal’s decisions to challenge these decisions before the French Supreme Court (“Cour de cassation,” the final stage of appeal). None of the fifteen plaintiffs filed an appeal before the French Supreme Court.

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

On June 12, 2012, a hearing was conducted with the Labor Court of Boulogne-Billancourt, France related to the claims of one of the twenty-five former employees, who was also an employee representative. The Labor Court granted the Company’s motion and rejected the Plaintiff’s claim to hear the case on the merits, regarding the alleged irregularity of the information and consultation procedure, and decided to postpone this case in deference to the pending case before the Administrative Tribunal as described above. This case was heard again on May 28, 2013. The Labor Court rendered the same decision and again postponed the hearing until the Administrative Tribunal makes its decision. This case was heard again on June 17, 2014, and the Labor Court rendered the same decision (to postpone the case to a hearing on June 9, 2015). This case was heard again on June 9, 2015, and the Labor Court rendered the same decision (to postpone the case to a hearing on April 26, 2016). It is likely that the case will not be heard on the merits on that hearing date and will be postponed if the case is still pending before the Administrative Court of Appeal of Versailles at that date, as described above.

Item 1A.     RISK FACTORS

Other than as described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

The current tax audit in France may result in a claim for taxes by the French government that is materially greater than the amount we anticipated. Such a claim could adversely affect our business.

We continue to be subject to a tax audit in France related to the years ended December 31, 2011, 2010, and 2009 that concern research and development tax credits taken or received in those years. Based on discussions between our French tax attorneys and the French Tax Administration, we expect to receive a tax bill from the French Tax Administration in the third quarter of 2015. If the tax bill or claim is materially greater than our estimates, we may have to decide whether to pay the claim or to institute litigation in France to dispute it. In either case, the additional demand on our financial and other resources could adversely affect our financial condition and our business.

We have received a deficiency notice from NASDAQ regarding the listing of our common stock on the NASDAQ Capital Market.

The closing bid price of our common stock on the NASDAQ Capital Market has not been at or above the required minimum closing bid price of $1.00 per share since June 15, 2015. Since that price continued to be below the minimum for 30 consecutive trading days, ending July 28, 2015, NASDAQ sent us a deficiency notice regarding the listing of our common stock on the NASDAQ Capital Market on July 29, 2015. The deficiency notice provides us 180 calendar days during which to regain compliance with the continued listing requirements of the NASDAQ Capital Markets. To regain such compliance (based on a failure to maintain the minimum bid price), the closing bid price of our common stock must be at or above $1.00 for a minimum of 10 consecutive trading days during such period. If we are unable to regain compliance during the 180-day period, then, upon certain conditions, we might be afforded an additional 180 calendar days to address the deficiency. If we are still unable to regain compliance under the additional 180-day grace period, NASDAQ would then issue a delisting letter. If we wished to avoid delisting, we would then have an opportunity to request a hearing before a NASDAQ listing-qualifications panel, and the delisting process would be stayed pending the panel’s determination.

Upon receipt of the deficiency notice from NASDAQ, our common stock has not been immediately delisted; it continues to be listed and traded under the symbol “INPH” until any delisting.

We intend to monitor the price of our common stock and to consider our options to address noncompliance with the listing standards. Although there may be alternative trading platforms for our common stock, if our common stock were to be delisted from the NASDAQ Capital Market, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would also likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

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

INTERPHASE CORPORATION
(Registrant)

Date: August 6, 2015	By:/s/ Jennifer J. Kosharek
Jennifer J. Kosharek
Chief Financial Officer, Secretary,
Vice President of Finance and Treasurer
(Principal Financial and
Accounting Officer)